Form 10-Q
period 2019-03-31
UroGen Pharma Ltd.
filed 2019-05-09
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ________________

Commission file number: 001-38079

UROGEN PHARMA LTD.

(Exact Name of Registrant as Specified in its Charter)

Israel	98-1460746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
499 Park Ave, New York, New York	10004
(Address of principal executive offices)	(Zip Code)

(646) 768-9780

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2019, the registrant had 20,791,445 shares of common stock, par value NIS 0.01 per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common	URGN	The Nasdaq Global Market

UROGEN PHARMA, LTD.

Trademarks and Trade Names

UroGen Pharma, Ltd. (including its subsidiaries, referred to as “UroGen”, “the Company”, “we”, “our”, or “us”) has trademarks for UroGen and RTGel. This Quarterly Report on Form 10-Q, or this Quarterly Report, contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	March 31, 2019	December 31, 2018
Assets
CURRENT ASSETS:
Cash and cash equivalents	$246,692	$101,318
Restricted deposit	407	253
Prepaid expenses and other current assets	1,196	672
TOTAL CURRENT ASSETS	248,295	102,243
NON-CURRENT ASSETS
Property and equipment, net	929	948
Restricted deposit	51	51
Other non-current assets	2,777	317
TOTAL ASSETS	$252,052	$103,559
Liabilities and Shareholder's equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,942	$8,540
Employee related accrued expenses	3,334	4,925
Other current liabilities	1,001	—
TOTAL CURRENT LIABILITIES	10,277	13,465
NON-CURRENT LIABILITIES:
Long-term lease liability	2,184	—
TOTAL NON-CURRENT LIABILITIES	2,184	—
TOTAL LIABILITIES	12,461	13,465
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 20,758,348 and 16,214,883 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	56	44
Additional paid-in capital	383,850	212,921
Accumulated deficit	(144,315)	(122,871)
TOTAL SHAREHOLDERS’ EQUITY	239,591	90,094
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$252,052	$103,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUES	$—	$481
COST OF REVENUES	—	430
GROSS PROFIT	—	51
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES, NET	9,726	7,622
GENERAL AND ADMINISTRATIVE EXPENSES	12,707	6,069
OPERATING LOSS	(22,433)	(13,640)
FINANCE INCOME, NET	(989)	(258)
NET LOSS	$(21,444)	$(13,382)
LOSS PER ORDINARY SHARE BASIC AND DILUTED	$1.11	$0.88
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE	19,340,082	15,267,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited; in thousands, except share amounts)

	Ordinary Shares		Preferred Shares		Additional paid-in	Accumulated
	Number of		Number of		capital	Deficit	Total
	Shares	Amount	Shares	Amount	Amounts
BALANCE AT JANUARY 1, 2019	16,214,883	$44	—	$—	$212,921	$(122,871)	$90,094
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2019
Exercise of options into ordinary shares	336,148	1			2,046		2,047
Share-based compensation					7,447		7,447
Issuance of ordinary shares in public offering, net of issuance expenses	4,207,317	11			161,436		161,447
Net loss						(21,444)	(21,444)
BALANCE AT MARCH 31, 2019	20,758,348	$56	—	$—	$383,850	$(144,315)	$239,591

BALANCE AT JANUARY 1, 2018	13,751,390	$37	—	$—	$115,692	$(47,214)	$68,515
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2018
Exercise of options into ordinary shares	39,665	*			—		—
Share-based compensation					4,541		4,541
Issuance of ordinary shares in public offering, net of issuance expenses	1,682,926	5			64,188		64,193
Net loss						(13,382)	(13,382)
BALANCE AT MARCH 31, 2018	15,473,981	$42	—	$—	$184,421	$(60,596)	$123,867

(*) Represents less than one thousand

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,444)	$(13,382)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	63	240
Stock-based compensation	7,447	4,541
Exchange rate differences	—	1
Realized loss on sale of short-term investment	—	100
Right of use asset	245	—
Lease liability	(173)	—
Changes in operating assets and liabilities:
Increase in inventory	—	(33)
Increase in accounts receivable	—	(4)
(Increase) decrease in prepaid expenses and other current assets	(41)	232
Decrease in accounts payable and accrued expenses	(2,440)	(206)
Decrease in deferred revenues	—	(454)
Decrease in employee related accrued expenses	(1,591)	(659)
Net cash used in operating activities	(17,934)	(9,624)
CASH FLOWS FROM INVESTING ACTIVITIES:
Short-term investments	—	35,901
Purchase of property and equipment	(44)	(72)
Net cash (used in) provided by investing activities	(44)	35,829
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options into ordinary shares	1,532	—
Issuance of ordinary shares, net of issurance expenses	161,974	64,256
Net cash provided by financing activities	163,506	64,256
INCREASE IN CASH AND CASH EQUIVALENTS	145,528	90,461
CASH, CASH EQUIVALENTS AND RESTRICED CASH AT BEGINNING OF THE YEAR	101,571	36,999
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE YEAR	$247,099	$127,460
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance cost	$312	$21
Exercise of options	$515	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BUSINESS AND NATURE OF OPERATIONS

Nature of Operations

UroGen Pharma Ltd. is an Israeli company incorporated in April 2004 (“UPL”).

UroGen Pharma Inc., a subsidiary of UPL, was incorporated in Delaware in October 2015 and began operating in February 2016 (“UPI”).

UPL and UPI (together the “Company”) is a clinical stage biopharmaceutical company focused on developing novel therapies designed to change the standard of care for urological pathologies. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, preparing for the potential commercial launch of its lead product candidates, UGN-101 and UGN-102, and raising capital to support and expand these activities.

NOTE 2-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements include the accounts of UPL and its wholly-owned subsidiary UPI. All material intercompany balances and transactions have been eliminated during consolidation.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $144.3 million and $122.9 million as of March 31, 2019 and December 31, 2018, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

The success of the Company depends on its ability to develop its technologies to the point of U.S. Food and Drug Administration (“FDA”) approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these efforts. Based on our cash flow projections, we believe that our current cash and cash equivalents are sufficient to fund our business plans for at least the next 12 months. However, in the future, management may need to raise additional capital to finance the continued operating and capital requirements of the Company. There can be no assurances that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs. If the Company cannot obtain adequate working capital, it may be forced to reevaluate its planned business operations.

NOTE 3-SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of its subsidiary, UPI. Intercompany balances and transactions have been eliminated during consolidation.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. As applicable to the unaudited condensed consolidated financial statements, the most significant estimates and assumptions relate to the fair value of share-based compensation, the fair value of the warrants for preferred shares and timing of revenue recognition.

Functional Currency

The U.S. dollar (“Dollar”) is the currency of the primary economic environment in which the operations of the Company are conducted. Therefore, the functional currency of the Company is the Dollar.

Accordingly, transactions in currencies other than the Dollar are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the Dollar are measured using the official exchange rate at the balance sheet date. The effects of foreign currency re-measurements are recorded in the condensed consolidated statements of operations as “finance (income) expenses.”

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

The Company classifies its short-term investments as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity.

Short-term investments are valued using models or other valuation methodologies that use Level 2 inputs. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, default rates, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. The majority of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation and concentrated within a limited number of financial institutions. The accounts are monitored by management to mitigate the risk.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and short-term investments. The Company deposits cash and cash equivalents with highly rated financial institutions, has not experienced any credit losses in these accounts and does not believe it is exposed to significant credit risk on these instruments.

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

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained upon examination by the taxing authorities based on the technical merits of the position. If this threshold is met, the second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. As of March 31, 2019 and December 31, 2018, the Company had not accrued a provision for uncertain tax positions. See Note 11 for further discussion related to income taxes.

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation, amortization and, if applicable, impairment charges. The Company reviews its property and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property and equipment are depreciated over the following useful lives (in years):

Useful Lives
Computers and software	3
Laboratory equipment	3-6.5
Furniture	5-16.5
Manufacturing equipment	2

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. See Note 6 for further discussion regarding property and equipment.

Leases

The Company is a lessee in several noncancelable operating leases, primarily for office space, office equipment and vehicles. The Company currently has no finance leases.

The Company accounts for leases in accordance with ASC Topic 842, “Leases”. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Operating lease ROU assets are presented as operating lease right of use assets on the condensed consolidated balance sheets. The current portion of operating lease liabilities is included in other current liabilities and the long-term portion is presented separately as operating lease liabilities on the condensed consolidated balance sheets.

Lease expense is recognized on a straight-line basis for operating leases. Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expense on the condensed consolidated statements of operations in the same line item as expense arising from fixed lease payments.

The Company’s lease terms may include options to extend the lease. The lease extensions are included in the measurement of the right of use asset and lease liability when it is reasonably certain that it will exercise that option.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Because most of the Company’s leases do not provide an implicit rate of return, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The Company has lease agreements with lease and non-lease components. We applied the modified retrospective transition method and elected the transition option to use the effective date of January 1, 2019 as the date of initial application (“Transition Date”). Consequently, the disclosures required under Topic 842 are not provided for dates and periods before January 1, 2019.

Topic 842 provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits not to reassess under Topic 842 its prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

Topic 842 had a material impact on our condensed consolidated balance sheets, but did not have an impact on our condensed consolidated statements of operations. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

ROU assets for operating leases are periodically reviewed for impairment losses under ASC 360-10, “Property, Plant, and Equipment”, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

Revenues

The Company derives virtually all of its revenues from its license and supply agreement (the “Allergan Agreement”) with Allergan Pharmaceuticals International Limited (“Allergan”), a wholly owned subsidiary of Allergan plc. Under the Allergan Agreement, the Company grants Allergan an exclusive license to develop, commercialize, and otherwise exploit products that contain reverse thermally triggered hydrogel (“RTGel”) and agrees to supply Allergan with pre-clinical and clinical quantities of the RTGel product, also referred to as the RTGel vials. The Allergan Agreement contains up-front license fees, future supply fees, development, regulatory, and sales-based milestone payments, and sales-based royalty payments.

The Company determined that Allergan is its customer and the Allergan Agreement is in scope of ASC 606, which was adopted as of January 1, 2018.  The Company adopted ASC 606 under the modified retrospective method, which did not have a material impact on the condensed consolidated statements of operations.

Supply of RTGel to Allergan

The Company recognizes revenue related to supply of RTGel at a point in time, upon delivery to Allergan. During the three months ended March 31, 2019 and 2018, the Company recognized $0 and $0.5 million of revenue related to RTGel supplied to Allergan, respectively.

Shipping and handling costs associated with supply of RTGel are accounted for as a fulfillment cost and are in included in cost of revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including share-based compensation, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters, insurance, public company expenses relating to maintaining compliance with listing rules of the Nasdaq Stock Market and requirements of the U.S. Securities and Exchange Commission (“SEC”), insurance and investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Expenses

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

The costs of intangibles that are purchased from others for particular research and development projects and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is equal to the vesting period. The fair value of options is determined using the Black-Scholes option-pricing model. The fair value of a restricted stock unit (“RSU”) equaled the closing price of our ordinary shares on the grant date.

As of December 31, 2016, the Company early adopted the policy to account for forfeitures as they occur according to the FASB’s Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting.

The Company elected to recognize compensation costs for awards conditioned only on continued service that have a graded vesting schedule using the straight-line method and to value the awards based on the single-option award approach.

As of December 31, 2018, the Company adopted ASU 2018-07, Compensation-Stock Compensation, which establishes that the measurement of equity-classified nonemployee awards will be fixed at the grant date. The adoption of ASU 2018-07 did not have an impact on the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, "Compensation-Stock Compensation" (“ASU 2018-07”) to improve the usefulness of information provided to users of financial statements while reducing cost and complexity in financial reporting and provide guidance aligning the measurement and classification for share-based payments to nonemployees with the guidance for share-based payments to employees. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The adoption of ASU 2018-07 did not have a material impact on the Company’s Consolidated Statements of Operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“Topic 842”). Topic 842 supersedes existing guidance in Leases (“Topic 840”). Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; ASU 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01 – Leases. Topic 842 requires lessees to recognize ROU assets and

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

lease liabilities on the balance sheet for leases with lease terms greater than twelve months, including those classified as operating leases. The Company adopted Topic 842 and related interpretations effective January 1, 2019 and recognized ROU assets and operating lease liabilities of $3.4 million.

NOTE 4-OTHER FINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable	$1,700	$4,272
Accrued clinical expenses	839	673
Accrued research and development costs	1,396	780
Accrued general and administrative expenses	1,298	1,029
Accrued other expense	709	1,786
Total accounts payable and accrued expenses	$5,942	$8,540

Finance (Income) Expense

Finance (income) expense consisted of the following as of March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income on cash and cash equivalents	$(1,010)	$(422)
Realized loss on sale of short-term investment	—	100
Other finance expenses	21	64
Total finance income	$(989)	$(258)

NOTE 5-FAIR VALUE MEASUREMENTS AND INVESTMENTS IN MARKETABLE SECURITIES

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

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of March 31, 2019 are as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds(1)	$40,026	$40,026	$—	$—

(1)	Included within cash and equivalents on the condensed consolidated balance sheets.

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2018 are as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds(1)	$89,965	$89,965	$—	$—

(1)	Included within cash and equivalents on the condensed consolidated balance sheets.

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2019 and December 31, 2018.

NOTE 6-PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Laboratory equipment	$241	$241
Computer equipment and software	309	271
Furniture	394	395
Leasehold improvements	561	561
Manufacturing equipment	228	227
	1,733	1,695
Less: accumulated depreciation and amortization	(804)	(747)
Property and equipment, net	$929	$948

Depreciation and amortization expenses were $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

NOTE 7-LEASES

Operating Leases

The Company has the following office and laboratory facility leases:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s principal executive offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, UPL utilized the agreement extension option and extended the rent period for additional three years until August 2022.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	In September 2017, UPI entered into a new lease agreement for its New York headquarters. The lease agreement commenced in October 2017 and terminates in February 2021.
•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s leases expire at various dates from 2019 through 2022, with varying renewal and termination options.

The components of lease cost for the three months ended March 31, 2019 were as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$302
Variable lease cost	30
$332

The amounts recognized upon adoption and as of March 31, 2019 were as follows (in thousands):

	January 1, 2019	March 31, 2019
Other non-current assets	$3,022	$2,777
Long-term lease liability	2,429	2,184
Other current liabilities	929	1,001

As of March 31, 2019, no impairment losses have been recognized to date.

Supplemental information related to leases for the periods reported is as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operation leases	256
Right-of-use assets obtained in exchange for new operating lease liabilities	3,022
Weighted-average remaining lease term of operating leases	3.33 years
Weighted-average discount rate of operating leases	7.24%

As of March 31, 2019, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2019 (excluding the three months ended March 31, 2019)	$886
2020	1,220
2021	649
2022	492
2023	301
2024 and thereafter	58
Total future minimum lease payments	$3,606
Less: Interest	421
Present value of lease liabilities	$3,185

As of December 31, 2018, maturities of lease liabilities were as follows (in thousands):

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases
Years ending December 31,
2019	$1,136
2020	1,251
2021	676
2022	567
2023	301
2024 and thereafter	58
Total future minimum lease payments	$3,989

Rent expense charged to operations was $1.2 million for the year ended December 31, 2018.

NOTE 8-LICENSE AND COLLABORATION AGREEMENTS

Allergan Agreement

In October 2016, the Company entered into the Allergan Agreement with Allergan and granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins (including BOTOX), alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder who cannot use or do not adequately respond to anticholinergics. Additionally, the Company granted Allergan a non-exclusive, worldwide license to use certain of the Company’s trademarks as required for Allergan to practice its exclusive license with respect to the Licensed Products.

Under the Allergan Agreement, Allergan is solely responsible for costs and development of the Licensed Products and obtaining all regulatory approvals for Licensed Products worldwide, as well as worldwide commercialization of the Licensed Products after receiving the regulatory approval to do so. Allergan is required to use commercially reasonable efforts to develop and commercialize the Licensed Products for overactive bladder in certain major market countries.

The Company has previously supplied Allergan with certain quantities of RTGel for development of Licensed Products through Phase 2 clinical trials using BOTOX together with RTGel in patients with overactive bladder, at Allergan’s request and expense. Prior to completion of the first Phase 2 clinical trial, Allergan has the right to request that the Company transfers to Allergan the Company’s manufacturing process for RTGel and Allergan will assume the responsibility to manufacture RTGel and Licensed Product for its own development and commercialization activities. During the three months ended March 31, 2019 and 2018 the Company recognized revenue of $0 and $0.5 million related to RTGel that was supplied to Allergan, respectively.

Further, the Company is eligible to receive additional material milestone payments of up to an aggregate of $200.0 million upon the successful completion of certain development, regulatory and commercial milestones. As of March 31, 2019, since inception of the Allergan Agreement the Company has received a total of $25.0 million in milestone payments from Allergan. Allergan will pay the Company a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of our patent coverage of Licensed Products. The Company is responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

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

The Company plans to continue to research, develop and commercialize other products combining RTGel with other active ingredients, except that there are certain restrictions with respect to the overactive bladder and neurogenic detrusor overactivity indications. Subject to provisions called out in the Allergan Agreement, Allergan may unilaterally terminate the Allergan Agreement for any reason upon advance notice. In addition, either party may terminate the Allergan Agreement for various reasons, as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 28, 2019.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Early-Stage Feasibility Evaluation with Janssen Research & Development, LLC (“Janssen”)

See Note 14 for further discussion regarding an early-stage feasibility evaluation with Janssen.

NOTE 9-SHAREHOLDERS’ EQUITY

The Company had 100.0 million ordinary shares authorized for issuance as of March 31, 2019 and December 31, 2018, respectively. The Company had 20.8 million and 16.2 million ordinary shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

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

In January 2019, the Company completed an underwritten public offering of 4,207,317 of its ordinary shares, including 548,780 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $41.00 per share.  The net proceeds to the Company from the offering were approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses.

NOTE 10-SHARE-BASED COMPENSATION

In October 2010, the Board approved a share option plan (the “Plan”) for grants to Company employees, consultants, directors, and other service providers.

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

Certain management and professional level employees typically receive options and RSU grants upon commencement of employment. Eligible employees may also receive a grant of options or RSUs annually and vest over one year. Non-employee members of the Board and any new, future directors may receive a grant of RSUs and/or stock options annually. The term of any option granted under the Plan cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s ordinary shares on the grant date, and generally vest over a period of three years. If the individual possesses more than 10% of the combined voting power of all classes of equity of the Company, the exercise price shall not be less than 110% of the fair market value of an ordinary share on the date of grant.

The Company’s RSU and option grants provide for accelerated or continued vesting in certain circumstances as defined in the plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in a 33% increment upon the first anniversary of grant, and in equal quarterly amounts for the two years following the one-year anniversary of the grant date. Options generally vest in a 33% increment upon the first anniversary of the grant date, and in equal quarterly amounts for the three years following the one-year anniversary of the grant date.

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

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the Board adopted the 2017 Equity Incentive Plan (the "2017 Plan"), which was approved by the shareholders in April 2017. The 2017 Plan provides for the grant of incentive stock options to the Company's employees and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance share awards, performance cash awards, and other forms of share awards to the Company's employees, directors and consultants.

The maximum number of ordinary shares that may initially be issued under the 2017 Plan is 1,400,000. In addition, the number of ordinary shares reserved for issuance under the 2017 Plan will automatically increase on January 1st of each calendar year, from January 1, 2018 through January 1, 2026, so that the number of such shares reserved for issuance will equal 12% of the total number of ordinary shares outstanding on the last day of the calendar month prior to the date of each automatic increase, or a lesser number of shares determined by the Board. The maximum number of ordinary shares that may be issued upon the exercise of stock options under the 2017 Plan is 5,600,000. On January 1, 2018, the share reserve increased by 250,167 to 1,650,167. On October 12, 2018, the Company increased the amount of registered ordinary shares of the Company’s 2017 Plan by 1,900,000 to 3,550,167.

On January 2, 2019, the Company announced the resignation of its former CEO, and the Board approved a severance package, which included a combination of cash and modifications to grants of his related option awards in the amount of $3.4 million. The cash element followed the termination section in the CEO employment agreement, and the options element included acceleration to certain grants of his related option awards. The fair value of the modifications to these option awards was estimated at $2.8 million. The entire severance package was recorded in general and administrative and research and development expenses, based on salary allocations respectively, in the condensed consolidated statements of operations for the year ended December 31, 2018.

On January 3, 2019, the Company appointed Elizabeth Barrett as its President and Chief Executive Officer.  In connection with Ms. Barrett’s employment, she was granted 277,432 options to purchase the Company’s ordinary shares, at an exercise price of $47.57, as well as 317,065 RSUs, with a combined fair value of $24.1 million.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$2,338	$2,473
General and administrative expenses	5,109	2,068
	$7,447	$4,541

The total unrecognized compensation cost of options and RSUs at March 31, 2019 is $63.2 million with a weighted average recognition period of 2.4 years.

NOTE 11-INCOME TAXES

The Company is taxed under Israeli tax laws. As of March 31, 2019, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax accounting losses for the years ended 2018, 2017 and 2016, and for the three months ended March 31, 2019. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future, and will adjust the valuation allowance as needed.

NOTE 12-RELATED PARTIES

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

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UPI recorded a loss on disposal of fixed assets of $0.2 million for the year ended December 31, 2018, regarding accelerated depreciation on the leasehold improvements associated with the lease, and there is no further liability as of December 31, 2018.

NOTE 13-COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2019 and December 31, 2018. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Grants from the Israeli Innovation Authority in Israel (“IIA”)

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

As of March 31, 2019, the maximum royalty amount payable by the Company under these funding arrangements is $2.1 million (excluding interest, and inclusive of the $0.8 million in royalties that the Company has paid as of March 31, 2019). Under the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (“R&D Law”), a company that received grants from the IIA may not transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel without first obtaining the approval of the IIA. The Company may be required to pay increased royalties of up to 300% of the amount of the original grant and other amounts; if it does not receive such approvals, it may be required to pay significant penalties. As of March 31, 2019, the Company has paid $0.8 million in royalties due to the IIA, which has been recorded in cost of revenues in the condensed consolidated statements of operations for the year ended December 31, 2018.

Leases

See Note 7 for further discussion regarding lease commitments.

NOTE 14-SUBSEQUENT EVENTS

On April 22, 2019, the Company entered into an agreement with Janssen to conduct an early-stage feasibility evaluation in a therapeutic area of mutual interest. The Company and Janssen will each conduct certain activities under the terms of the agreement, and the Company will incur the costs of its own efforts related to the feasibility evaluation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in our other filings with the U.S. Securities and Exchange Commission (“SEC”). The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a clinical stage biopharmaceutical company focused on developing novel therapies designed to change the standard of care for urological pathologies. We have an innovative and broad pipeline of product candidates that we believe can overcome the deficiencies of current treatment options for a variety of urological conditions with a focus on uro-oncology. Our lead product candidates, UGN-101 and UGN-102, are proprietary formulations of the chemotherapy drug mitomycin, a generic drug, which is currently used off-label for urothelial cancer treatment only in a water-based formulation as an adjuvant, or supplemental post-surgery, therapy. We are developing our product candidates as chemoablation agents, which means they are designed to remove tumors by non-surgical means, to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial carcinoma (“LG UTUC”), and low-grade bladder cancer, including non-muscle invasive bladder cancer (“LG NMIBC”). We believe that UGN-101 and UGN-102, which are both local drug therapies, have the potential to significantly improve patients’ quality of life by replacing costly, sub-optimal and burdensome tumor resection and kidney removal surgeries as the first-line standard of care. UGN-101 and UGN-102 may also reduce the need for bladder and upper urinary tract and bladder surgeries, including removal of the upper urinary tract, which are major surgical procedures typically performed when local endoscopic tumor resection fails to control the disease progression. Additionally, we believe that our product candidates, which are based on novel formulations of previously approved drugs, may qualify for streamlined regulatory pathways to market approval.

We estimate that the prevalence of LG UTUC in the United States is approximately 6,000 to 8,000; the prevalence of LG NMIBC is approximately 80,000; and the prevalence of carcinoma in situ (“CIS”) bladder cancer is approximately 2,000.

Our lead product candidates, UGN-101 and UGN-102, are formulated using our proprietary reverse thermally triggered hydrogel (“RTGel”) technology. We believe that RTGel-based drug formulations, which provide for the sustained release of an active drug, may improve the efficacy of treatment of various types of urothelial cancer with an acceptable safety profile that permits the natural flow of fluids from the urinary tract to the bladder. Our formulations are designed to achieve this by increasing the dwell time as well as the tissue coverage of the active drug throughout the organ. Consequently, we believe that RTGel-based drug formulations may enable us to overcome the anatomical and physiological challenges that have historically contributed to the lack of drug development for the treatment of urothelial cancer. No drugs have been approved by the U.S. Food and Drug Administration (“FDA”), for the treatment of non-muscle invasive bladder cancer (“NMIBC”), in more than 15 years.

Our clinical stage pipeline also includes UGN-201, our proprietary immunotherapy formulation of imiquimod, a product candidate for the treatment of high-grade NMIBC, which may include CIS. UGN-201 is a novel, liquid formulation of imiquimod, a generic toll-like receptor 7 (“TLR7”), agonist. Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with additional immunotherapy drugs, such as immune checkpoint inhibitors or chemotherapy drugs like UGN-102, could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC.

We have combined our proprietary novel RTGel formulation with  BOTOX, a branded drug, and we believe that combination can potentially serve as an effective treatment option for patients suffering from overactive bladder. In October 2016, we announced the licensing of the worldwide rights to RTGel in combination with neurotoxins, including BOTOX, to Allergan Pharmaceuticals International Limited (“Allergan”), a wholly owned subsidiary of Allergan plc (the “Allergan Agreement”). In August 2017, we

announced that Allergan had submitted an Investigational New Drug application (“IND”) to the FDA in order to be able to commence clinical trials in the United States using the RTGel in combination with BOTOX. In October 2017, Allergan commenced a Phase 2 clinical trial of our proprietary formulation of RTGel combined with BOTOX for the treatment of overactive bladder.

Follow-on Public Offering

In January 2019, we completed an underwritten public offering of 4,207,317 of our ordinary shares, including 548,780 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $41.00 per share.  The net proceeds to us from the offering were approximately $161.4 million, after deducting the underwriting discounts and commissions and offering expenses.

Our Research and Development and License Agreements

Pursuant to the Allergan Agreement, Allergan paid us a nonrefundable upfront license fee of $17.5 million in 2016, and we are eligible to receive additional milestone payments upon the successful completion of certain development, regulatory and commercial milestones. Under the Allergan Agreement, Allergan is solely responsible, at its expense, for developing, obtaining regulatory approvals for and commercializing, on a worldwide basis, pharmaceutical products that contain RTGel and clostridial toxins (including BOTOX), alone or in combination with certain other active ingredients (collectively, the “Licensed Products”). Allergan is obligated to pay us a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of our patent coverage of Licensed Products. We are responsible for payments to any third party for certain RTGel-related third-party intellectual properties. In July 2017, Allergan notified us that they had submitted their IND for our proprietary novel RTGel-based formulation of BOTOX for the treatment of overactive bladder, to the FDA. The submission of the IND triggered the second milestone under the Allergan Agreement, pursuant to which we received a payment of $7.5 million in August 2017. Allergan commenced a Phase 2 clinical trial of BOTOX with our RTGel in October 2017, pursuant to Allergan Agreement.

For additional information regarding our research and development and license agreements, see Note 8 to our financial statements appearing elsewhere in this Quarterly Report.

Components of Operating Results

Revenues

We do not currently have any products approved for sale and, to date, we have not recognized any revenues from sales of our product candidates, UGN-101, UGN-102 or UGN-201. For the three months ended March 31, 2019 and 2018, we recognized revenues of $0 and $0.5 million from RTGel sales under the Allergan Agreement, respectively. In the future, we may generate revenue from a combination of product sales, if approved, reimbursements, up-front payments, milestone payments and royalties in connection with the Allergan Agreement and future collaborations. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, if approved, to the extent any are successfully commercialized. If we fail to achieve clinical success and/or to obtain regulatory approval of any of our product candidates in a timely manner, our ability to generate future revenue will be impaired.

Research and Development Expenses, Net

Research and development expenses, net consist primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;
•	expenses incurred under agreements with third parties, including clinical research organizations (“CROs”), subcontractors, suppliers and consultants, preclinical studies and clinical trials;
•	expenses incurred to acquire, develop and manufacture preclinical study and clinical trial materials; and
•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (the “R&D Law”), from the Israel Innovation Authority in Israel (the “IIA”), formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, an independent and impartial public entity, for some of our development programs. As of March 31, 2019, we had received grants in the aggregate amount of $2.1 million.

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

A recipient of a grant from the IIA is obligated to pay royalties generally at a rate of 3% to 5% on revenues from sales of products developed in whole or in part with IIA-funded technology, up to the amount of the grant related to any such products plus accrued interest. As of March 31, 2019, we have paid $0.8 million in royalties due to the IIA, which has been recorded in cost of revenues in our condensed consolidated results of operations for the year ended December 31, 2018. Under the R&D Law, a company that received grants from the IIA may not transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel without first obtaining the approval of the IIA. We may be required to pay increased royalties of up to 300% of the amount of the original grant and other amounts; if we do not receive such approvals, we may be required to pay significant penalties. Under applicable accounting rules, we deduct the IIA grants from research and development expenses as the applicable costs are incurred. We also had a preclinical collaboration with Allergan into which we initially entered into in February 2014. We deduct amounts received from the preclinical collaboration with Allergan from our research and development expenses as the applicable costs are incurred. As a result, our research and development expenses are shown on our financial statements net of the IIA grants and amounts received from the preclinical collaboration.

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

Finance Income, Net

Finance income, net consisted primarily of interest income on our cash and equivalents.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 3 to our financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”).

There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Revenues	$—	$481	$(481)
Cost of revenues	—	430	(430)
Gross profit	—	51	(51)
Operating expenses:
Research and development	9,726	7,622	2,104
General and administrative	12,707	6,069	6,638
Total operating expenses	22,433	13,691	8,742
Operating loss	(22,433)	(13,640)	(8,793)
Finance income, net	(989)	(258)	(731)
Net loss	$(21,444)	$(13,382)	$(8,062)

Revenues

Revenues were $0 and $0.5 million for the three months ended March 31, 2019 and 2018, respectively. The decrease of $0.5 million was primarily due to decreased revenue recognized under the Allergan Agreement.

Research and Development Expenses

Research and development expenses were $9.7 million and $7.6 million for the three months ended March 31, 2019 and 2018, respectively. The $2.1 million increase in research and development expenses is due to $1.0 million of increased clinical activity of the UGN-102 Phase 2b clinical trial, an increase of $0.9 million in costs associated with the UGN-101 Phase 3 clinical trial, and an increase of $0.2 million of headcount and related costs to support increased clinical trial activities.

General and Administrative Expenses

General and administrative expenses were $12.7 million and $6.1 million for the three months ended March 31, 2019 and 2018, respectively. The increase in general and administrative expenses of $6.6 million resulted primarily from an increase in share-based compensation expense of $3.0 million, mainly due to new grants to executive management and employees. The remaining increase resulted primarily from a $2.2 million increase in payroll and recruitment costs due to headcount and related costs to support our growing business and an increase of $1.3 million in commercial services. Total non-cash general and administrative share-based compensation expense was $5.1 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively.

Finance Income, Net

Finance income, net was $1.0 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $0.7 million in finance income was primarily due to increased interest earned on our cash balances.

Liquidity and Capital Resources

As of March 31, 2019, we had $246.7 million in cash and equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents are sufficient to fund our business plans for at least the next 12 months.

We have historically funded our operations primarily through public equity offerings, private placements of equity securities and through the upfront payment received under the Allergan Agreement. During 2016, we received $17.5 million for both the license of the intellectual property as well as Allergan’s right to future supply services.

In May 2017, we completed our initial public offering of 5,144,378 our ordinary shares, including 671,005 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $13.00 per share. The net proceeds to us from the offering were approximately $60.8 million, after deducting underwriting discounts and commissions and offering expenses.

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

In January 2019, we completed an underwritten public offering of 4,207,317 of our ordinary shares, including 548,780 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $41.00 per share.  The net proceeds to us from the offering were approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses.

We have incurred losses since our inception and negative cash flows from our operations, and as of March 31, 2019 we had an accumulated deficit of $144.3 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expenses and general and administrative costs.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,934)	$(9,624)
Investing activities	(44)	35,829
Financing activities	163,506	64,256
Net change in cash and cash equivalents	$145,528	$90,461

Operating Activities

Net cash used in operating activities was $17.9 million during the three months ended March 31, 2019, compared to $9.6 million during the three months ended March 31, 2018. The $8.3 million increase was attributable primarily to the increase of $8.1 million in the net loss for the year.

Investing Activities

Net cash used in investing activities was $44,000 during the three months ended March 31, 2019, compared to $35.8 million provided by investing activities during the three months ended March 31, 2018. The decrease of $35.9 million is primarily related to our investment in marketable securities at March 31, 2018.

Financing Activities

Net cash provided by financing activities was $163.5 million during the three months ended March 31, 2019, compared to $64.3 million during the three months ended March 31, 2018. The increase is primarily related to the increased net proceeds received from our January 2019 offering as compared to our January 2018 offering.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of March 31, 2019, we had $246.7 million in cash and cash equivalents. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on March 31, 2019, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 and 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our ordinary shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our ordinary shares would likely decline and you may lose all or part of your investment.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

*We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $75.7 million and $20.0 million for the years ended December 31, 2018 and 2017, respectively. For the three months ended March 31, 2019 and 2018, we reported a net loss of $21.4 million and $13.4 million, respectively. As of March 31, 2019, we had an accumulated deficit of $144.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

*We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Since our inception, almost all our resources have been dedicated to the preclinical and clinical development of our lead product candidates, UGN-101 and UGN-102. As of March 31, 2019, we had cash and cash equivalents of $246.7 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses.

Based on our cash flow projections, we believe that our current cash and cash equivalents are sufficient to fund our business plans for at least the next 12 months. We expect that we will require additional capital to complete clinical trials, obtain regulatory approval for and commercialize our product candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, convertible debt or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, and pursue regulatory approval for, and to commercialize, our pipeline product candidates. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Risks Related to Our Business and Strategy

*We are dependent on the success of our lead product candidates, including obtaining regulatory approval to market our product candidates in the United States.

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

•

the FDA’s acceptance of our parameters for regulatory approval relating to UGN-101, UGN-102 and our other product candidates, including our proposed indications, primary and secondary endpoint assessments and measurements, safety evaluations and regulatory pathways, and proposed labeling and packaging;

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
•

our ability to properly train physicians or nurses for the skillful preparation and administration of our products, including UGN-101 and UGN-102, and our ability to develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

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

*We may be unable to obtain regulatory approval for our product candidates.

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA and by foreign regulatory authorities. These regulations differ from country to country. To gain approval to market our product candidates, we must provide clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication. We have not yet obtained regulatory approval to market any of our product candidates in the United States or any other country. Our business depends upon obtaining these regulatory approvals. There are currently no drugs approved by the FDA for the treatment of UTUC and only three drugs have been approved by the FDA for NMIBC, with the last approval having occurred over 15 years ago. The FDA can delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to satisfactorily demonstrate that the product candidates are safe and effective for the target indication;

•	the FDA’s disagreement with our trial protocol, the interpretation of data from preclinical studies or clinical trials or conduct and control of clinical trials;
•	the patient population studied in the clinical trial may not be sufficiently large, broad or representative to assess efficacy and safety in the patient population for which we seek approval;
•	our inability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s determination that the 505(b)(2) regulatory pathway is not available for our product candidates;
•	the FDA’s determination that additional preclinical studies or clinical trials are required;
•	the FDA’s determination that the Fast Track Designation, or FTD, for UGN-101 is no longer warranted or our trial results do not meet the criteria for FTD;
•	the FDA’s determination that the Orphan Drug Designation, or ODD, for UGN-101, for the treatment of UTUC is not valid;
•	the FDA’s determination that UGN-101 for the treatment of LG UTUC no longer meets the conditions for breakthrough therapy designation;
•	the FDA’s determination that the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is insufficient for approval;
•	the FDA’s failure to accept the manufacturing processes or facilities of third-party manufacturers with which we contract;
•	the potential for approval policies or regulations of the FDA to significantly change in a manner rendering our clinical data insufficient for approval; or
•	resistance to approval from the FDA’s advisory committee for any reason including safety or efficacy concerns.

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
•

clinical trials, such as the ongoing Phase 2 trial being conducted by Allergan for overactive bladder with a proprietary formulation of RTGel in combination with BOTOX, could fail to meet its efficacy objectives;

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If the Allergan Agreement, and any future collaborations that we enter into, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. All the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report also apply to the activities of our collaborators.

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

*We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce UGN-101, UGN-102 and UGN-201 for preclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-101, UGN-102 and UGN-201, if approved. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers and with single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our potential commercialization efforts. This increases the risk that we will not have sufficient quantities of UGN-101, UGN-102 or UGN-201 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

In addition to mitomycin, we currently use other single source suppliers relative to production of the RTGel, the ureteral catheter and injector which are included within the planned UGN-101 product package. Both the ureteral catheter and injector are used as part of the delivery of UGN-101. The Company currently has good relationships with these single source suppliers and is in the process of negotiating supply agreements where necessary for commercial supply.

The Company is assessing second source suppliers regarding all key components of UGN-101, and are advancing these conversations as a means to ensure both a second source and potential future reductions in cost of goods sold.

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

As of March 31, 2019, we had 79 employees, of whom 42 are based in Israel and 37 are based in the United States. We will need to continue to expand our development, quality, sales, managerial, operational, finance, marketing and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

Risks Related to Our Intellectual Property

*If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to our product candidates and technologies are not adequate, we may not be able to compete effectively, and we otherwise may be harmed.

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

We seek patent protection for our product candidates, and we have established several patent families comprised of issued patents and pending patent applications covering our proprietary RTGel formulation technology and the formulations, methods of use and manufacturing aspects of our product candidates. In the United States, we currently have 15 granted patents that are directed to protect our lead product candidates, UGN-101, UGN-102, a proprietary formulation of RTGel in combination with BOTOX, UGN-201 and RTGel as well as to our future product candidates that are under company research. These patents claim methods, systems, and novel compositions for treating cancer in internal cavities, in particular urinary tract cancer. These issued patents are expected to expire between 2024 and 2035. Moreover, our IP portfolio includes more than 45 patent applications filed worldwide that are directed to various methods, systems and compositions for treating cancer locally, by intravesical means. We have four pending patent applications relating to the product candidate combining our proprietary formulation of RTGel and BOTOX in the USA, European Union, China and Israel as well as one granted patent in Russia. In addition, we have two granted patents related to UGN-201 in the United States as well as two granted patents in the European Union, two granted patents in Japan and one granted patent in each of Australia, Mexico, China, Russia, Canada and Hong Kong, each of which is expected to remain in effect until approximately 2035. In addition to the issued patents mentioned above, our portfolio includes pending patent applications relating to UGN-201 in the European Union, Hong Kong, Canada, Brazil and Israel. Moreover, we hold five granted patents in the United States as well as issued patents and patent applications filed worldwide that relate to novel formulations of phospholipid drug analogs (saturated lipid conjugate compositions) for the treatment of various types of cancer including urinary tract cancer.

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

*If we are unable to protect our trademarks from infringement, our business prospects may be harmed.

We filed applications for trademarks that identify UGN-101, UGN-102 and UGN-201 in the United States. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

As of the date of this Quarterly Report, the holders of up to approximately 4.5 million ordinary shares are entitled to registration rights. In addition, our sale of additional ordinary shares or similar securities in order to raise capital might have a similar negative impact on the share price of our ordinary shares. A decline in the price of our ordinary shares might impede our ability to raise capital through the issuance of additional ordinary shares or other equity securities and may cause you to lose part or all of your investment in our ordinary shares.

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

*Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

Shareholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

A recipient of a grant from the IIA is obligated to pay royalties generally at a rate of 3% to 5% on revenues from sales of products developed with IIA-funded technology, up to the amount of the grant related to any such products plus accrued interest. As of March 31, 2019, we have paid $0.8 million in royalties due to the IIA, which has been recorded in cost of revenues in our results of operations for the year ended December 31, 2018. Under the R&D Law, a company that received grants from the IIA may not transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel without first obtaining the approval of the IIA. We may be required to pay increased royalties of up to 300% of the amount of the original grant and other amounts; if we do not receive such approvals, we may be required to pay significant penalties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 6-K filed on May 18, 2017).
10.1*	Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 3, 2019 (incorporated by reference to Exhibit 10.9 to the Form 10-K filed on February 28, 2019).
10.2*	Separation and Release Agreement between the Registrant and Ron Bentsur, dated as of January 3, 2019 (incorporated by reference to Exhibit 10.13 to the Form 10-K filed on February 28, 2019).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*         Management contract or compensatory plan.

#        The information in Exhibits 32.1 and 32.2 shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act (including this Quarterly Report), unless the Registrant specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

May 9, 2019	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

May 9, 2019	By:	/s/ Peter Pfreundschuh
Peter Pfreundschuh
Chief Financial Officer (Principal Financial and Accounting Officer)