Form 10-Q
period 2019-06-30
UroGen Pharma Ltd.
filed 2019-08-09
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Ordinary Shares, par value NIS 0.01 per share	URGN	The Nasdaq Global Market

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

As of August 5, 2019, the registrant had 20,897,813 shares of ordinary shares, par value NIS 0.01 per share, outstanding.

UROGEN PHARMA, LTD.

Trademarks and Trade Names

Unless the context requires otherwise, references in this Quarterly Report to the “Company”, “we,” “us” and “our” refer to UroGen Pharma Ltd. and its subsidiary, Urogen Pharma, Inc.  The Company has trademarks for UroGen and RTGel. This Quarterly Report on Form 10-Q, or this Quarterly Report, contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	June 30, 2019	December 31, 2018
Assets
CURRENT ASSETS:
Cash and cash equivalents	$90,424	$101,318
Marketable securities	98,739	—
Restricted deposit	307	253
Prepaid expenses and other current assets	1,724	672
TOTAL CURRENT ASSETS	191,194	102,243
NON-CURRENT ASSETS
Property and equipment, net	909	948
Restricted deposit	55	51
Marketable securities	43,851	—
Other non-current assets	2,557	317
TOTAL ASSETS	$238,566	$103,559
Liabilities and Shareholder's equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,071	$8,540
Employee related accrued expenses	3,706	4,925
Other current liabilities	1,067	—
TOTAL CURRENT LIABILITIES	11,844	13,465
NON-CURRENT LIABILITIES:
Long-term lease liability	1,943	—
TOTAL NON-CURRENT LIABILITIES	1,943	—
TOTAL LIABILITIES	13,787	13,465
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at June 30, 2019 and December 31, 2018; 20,849,515 and 16,214,883 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	57	44
Additional paid-in capital	391,233	212,921
Accumulated deficit	(166,792)	(122,871)
Accumulated other comprehensive income	281	—
TOTAL SHAREHOLDERS’ EQUITY	224,779	90,094
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$238,566	$103,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES	$18	$364	$18	$845
COST OF REVENUES	$—	318	—	748
GROSS PROFIT	18	46	18	97
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES	$9,996	8,273	19,722	15,895
GENERAL AND ADMINISTRATIVE EXPENSES	$13,775	10,207	26,482	16,276
OPERATING LOSS	(23,753)	(18,434)	(46,186)	(32,074)
INTEREST AND OTHER INCOME (EXPENSES), NET	$1,276	408	2,265	766
REALIZED LOSS ON SALE OF SHORT-TERM INVESTMENT	$—	—	—	(100)
NET LOSS	$(22,477)	$(18,026)	$(43,921)	$(31,408)
NET LOSS PER ORDINARY SHARE BASIC AND DILUTED	$(1.08)	$(1.14)	$(2.19)	$(2.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE	20,833,671	15,784,393	20,095,174	15,528,826

STATEMENTS OF COMPREHENSIVE LOSS
NET LOSS	$(22,477)	$(18,026)	$(43,921)	$(31,408)
OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON MARKETABLE SECURITIES	$281	—	281	—
COMPREHENSIVE LOSS	$(22,196)	$(18,026)	$(43,640)	$(31,408)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited; in thousands, except share amounts)

	Ordinary Shares		Preferred Shares		Additional paid-in	Accumulated	Other comprehensive
	Number of		Number of		capital	Deficit	income	Total
	Shares	Amount	Shares	Amount	Amounts
BALANCE AS OF MARCH 31, 2019	20,758,348	$56	—	$—	$383,850	$(144,315)	$—	$239,591
CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2019
Exercise of options into ordinary shares	91,167	1			171			172
Share-based compensation					7,212			7,212
Other comprehensive income							281	281
Net loss						(22,477)		(22,477)
BALANCE AS OF JUNE 30, 2019	20,849,515	$57	—	$—	$391,233	$(166,792)	$281	$224,779

BALANCE AS OF MARCH 31, 2018	15,473,981	$42	—	$—	$184,421	$(60,596)	$—	$123,867
CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2018
Exercise of options into ordinary shares	379,305	1			(1)			—
Share-based compensation					7,709			7,709
Other comprehensive income							—	—
Net loss						(18,026)		(18,026)
BALANCE AS OF JUNE 30, 2018	15,853,286	$43	—	$—	$192,129	$(78,622)	$—	$113,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited; in thousands, except share amounts)

	Ordinary Shares		Preferred Shares		Additional paid-in	Accumulated	Other comprehensive
	Number of		Number of		capital	Deficit	income	Total
	Shares	Amount	Shares	Amount	Amounts
BALANCE AS OF JANUARY 1, 2019	16,214,883	$44	—	$—	$212,921	$(122,871)	$—	$90,094
CHANGES DURING THE SIX MONTHS ENDED JUNE 30, 2019
Exercise of options into ordinary shares	427,315	2			2,217			2,219
Share-based compensation					14,659			14,659
Issuance of ordinary shares in public offering, net of issuance expenses	4,207,317	11			161,436			161,447
Other comprehensive income							281	281
Net loss						(43,921)		(43,921)
BALANCE AS OF JUNE 30, 2019	20,849,515	$57	—	$—	$391,233	$(166,792)	$281	$224,779

BALANCE AS OF JANUARY 1, 2018	13,751,390	$37	—	$—	$115,692	$(47,214)	$—	$68,515
CHANGES DURING THE SIX MONTHS ENDED JUNE 30, 2018
Exercise of options into ordinary shares	418,970	1			(1)			—
Share-based compensation					12,250			12,250
Issuance of ordinary shares in public offering, net of issuance expenses	1,682,926	5			64,188			64,193
Net loss						(31,408)		(31,408)
BALANCE AS OF JUNE 30, 2018	15,853,286	$43	—	$—	$192,129	$(78,622)	$—	$113,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited; in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,921)	$(31,408)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	123	291
Amortization/Accretion on marketable securities	(167)	—
Stock-based compensation	14,659	12,250
Exchange rate differences	—	1
Realized loss on sale of short-term investment	—	100
Right of use asset	491	—
Lease liability	(374)	—
Changes in operating assets and liabilities:
Decrease in inventory	—	174
Increase in accounts receivable	—	(232)
Increase in prepaid expenses and other current assets	(1,082)	(66)
(Decrease) increase in accounts payable and accrued expenses	(999)	1,422
Decrease in deferred revenues	—	(564)
(Decrease) increase in employee related accrued expenses	(1,219)	261
Net cash used in operating activities	(32,489)	(17,771)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted deposit	(4)	(51)
Purchases of marketable securities	(142,142)	35,901
Purchases of property and equipment	(84)	(204)
Net cash (used in) provided by investing activities	(142,230)	35,646
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options into ordinary shares	2,217	—
Issuance of ordinary shares, net of issuance expenses	161,662	64,235
Net cash provided by financing activities	163,879	64,235
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,840)	82,110
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE YEAR	101,571	36,999
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE YEAR	$90,731	$119,109
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exercise of options	$2	$—

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

UPL and UPI (together the “Company”) is a clinical stage biopharmaceutical company focused on developing novel therapies designed to change the standard of care for urological pathologies. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, preparing for the potential commercial launch of its lead product candidates, UGN-101 and UGN-102 and raising capital to support and expand these activities.

NOTE 2-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements include the accounts of UPL and its wholly-owned subsidiary UPI. All material intercompany balances and transactions have been eliminated during consolidation.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $166.8 million and $122.9 million as of June 30, 2019 and December 31, 2018, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

The success of the Company depends on its ability to develop its technologies to the point of U.S. Food and Drug Administration (“FDA”) approval and subsequent revenue generation and, accordingly, to raise enough capital to finance these efforts. Based on management’s cash flow projections, the Company believes that its cash and cash equivalents and marketable securities are sufficient to fund the Company’s planned operations for at least the next 12 months. However, in the future, the Company may need to raise additional capital to finance the continued operating and capital requirements of the Company. There can be no assurances that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs. If the Company cannot obtain adequate working capital, it may be forced to reevaluate its planned business operations.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3-SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of UPL and its subsidiary, UPI. Intercompany balances and transactions have been eliminated during consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. As applicable to the unaudited condensed consolidated financial statements, the most significant estimates and assumptions relate to the fair value of share-based compensation and timing of revenue recognition.

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

Marketable Securities

During the three and six months ended June 30, 2019, the Company invested in marketable securities.  Total cash and cash equivalents and marketable securities totaled $233.3 million as of June 30, 2019.  The Company classifies its marketable securities as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

The Company reviews its available-for-sale securities for other-than-temporary declines in fair value below its cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors that include the length of time and extent to which fair value has been less than the cost basis and adverse conditions related specifically to the security, and the intent to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2018, the Company sold its short-term investments that consisted of mutual and bond funds.    The Company recognized a loss on sale of $0.1 million.

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

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained upon examination by the taxing authorities based on the technical merits of the position. If this threshold is met, the second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. As of June 30, 2019 and December 31, 2018, the Company had not accrued a provision for uncertain tax positions. See Note 12 for further discussion related to income taxes.

Property and Equipment

Property and equipment are recorded at historical cost, net of accumulated depreciation, amortization and, if applicable, impairment charges. The Company reviews its property and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Property and equipment are depreciated over the following useful lives (in years):

Useful Lives
Computers and software	3
Laboratory equipment	3-6.5
Furniture	5-16.5
Manufacturing equipment	2

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. See Note 7 for further discussion regarding property and equipment.

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

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Topic 842 had a material impact on our condensed consolidated balance sheets but did not have an impact on our condensed consolidated statements of operations. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

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

Supply of RTGel to Allergan

The Company recognizes revenue related to supply of RTGel at a point in time, upon delivery to Allergan. During the three and six months ended June 30, 2019, the Company recognized $18,000 of revenue related to RTGel supplied to Allergan; and during the three and six months ended June 30, 2018, recognized $0.4 million and $0.8 million of revenue related to RTGel supplied to Allergan, respectively.

Shipping and handling costs associated with supply of RTGel are accounted for as a fulfillment cost and are included in cost of revenues.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net Loss per Ordinary Share

Basic net loss per share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if the potential ordinary shares had been issued and if the additional ordinary shares were dilutive.

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“Topic 842”). Topic 842 supersedes existing guidance in Leases (“Topic 840”). Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU No. 2018-11, Targeted Improvements; ASU 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01 – Leases. Topic 842 requires lessees to recognize ROU assets and lease liabilities on the balance sheet for leases with lease terms greater than twelve months, including those classified as operating leases. The Company adopted Topic 842 and related interpretations effective January 1, 2019 and recognized ROU assets and operating lease liabilities of $3.4 million.

NOTE 4-OTHER FINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2019 and December 31, 2018, respectively (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable	$2,101	$4,272
Accrued clinical expenses	859	673
Accrued research and development costs	1,557	780
Accrued general and administrative expenses	1,576	1,029
Accrued other expense	978	1,786
Total accounts payable and accrued expenses	$7,071	$8,540

Finance (Income) Expense

Finance (income) expense consisted of the following as of June 30, 2019 and 2018, respectively (in thousands):

	Six Months Ended June 30,
	2019	2018
Interest income	$(2,353)	$(911)
Realized loss on sale of short-term investment	—	100
Other finance expenses	88	145
Total finance income	$(2,265)	$(666)

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of June 30, 2019 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	June 30,	Identical Assets	Inputs
	2019	(Level 1)	(Level 2)
Marketable securities:
US government	$70,539	$70,539	$—
Corporate bonds	57,722	—	57,722
Commercial paper	13,926	—	13,926
Money market funds(1)	12,058	12,058	—
Certification of deposit	6,835	—	6,835
	$161,080	$82,597	$78,483

(1)	The $12.1 million of money market funds plus $6.4 million of US government and corporate securities are included within cash and equivalents on the condensed consolidated balance sheets.

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2018 are as follows (in thousands):

Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2018	(Level 1)	(Level 2)
Assets:
Money market funds(1)	$89,965	$89,965	$—

(1)	Included within cash and equivalents on the condensed consolidated balance sheets.

The Company’s marketable securities are valued based on publicly available quoted market prices for identical securities as of June 30, 2019 and December 31, 2018.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6-MARKETABLE SECURITIES

The following table summarizes the Company's  marketable securities as of June 30, 2019 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
US government	$70,362	$177	$—	$70,539
Corporate bonds	57,631	99	(8)	57,722
Commercial paper	13,921	6	(1)	13,926
Money market funds	12,058	—	—	12,058
Certificates of deposit	6,827	8	—	6,835
	$160,799	$290	$(9)	$161,080

The Company classifies its marketable securities as available-for-sale and they consist of all debt securities.  As of June 30, 2019, they were in a net unrealized gain position of $0.3 million. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

At June 30, 2019, the aggregate fair value of marketable securities held by the Company in an unrealized loss position was $19.2 million, which consisted of 23 securities.  No securities have been in an unrealized loss position for more than 12 months.

At June 30, 2019, the Company believes the cost basis for its marketable securities were recoverable in all material aspects.

The Company’s marketable securities as of June 30, 2019 mature at various dates through November 2021. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Maturities within one year	$117,229	$89,965
Maturities after one year through three years	43,851	—
	$161,080	$89,965

NOTE 7-PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Laboratory equipment	$248	$241
Computer equipment and software	343	271
Furniture	394	395
Leasehold improvements	561	561
Manufacturing equipment	227	227
	1,773	1,695
Less: accumulated depreciation and amortization	(864)	(747)
Property and equipment, net	$909	$948

Depreciation and amortization expenses were $0.1 million and $0.1 million and $47,539 and $0.1 million for the three and six months ended June 30, 2019 and 2018, respectively.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8-LEASES

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

The components of lease cost for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$301	$603
Variable lease cost	29	59
	$330	$662

The amounts recognized upon adoption and as of June 30, 2019 were as follows (in thousands):

	January 1, 2019	June 30, 2019
Other non-current assets	$3,022	$2,557
Long-term lease liability	2,429	1,943
Other current liabilities	929	1,067

As of June 30, 2019, no impairment losses have been recognized to date.

Supplemental information related to leases for the periods reported is as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operation leases	528
Right-of-use assets obtained in exchange for new operating lease liabilities	3,048
Weighted-average remaining lease term of operating leases	3.14 years
Weighted-average discount rate of operating leases	7.24%

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2019 (excluding the six months ended June 30, 2019)	$624
2020	1,235
2021	664
2022	497
2023	301
2024 and thereafter	58
Total future minimum lease payments	$3,379
Less: Interest	369
Present value of lease liabilities	$3,010

As of December 31, 2018, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2019	$1,136
2020	1,251
2021	676
2022	567
2023	301
2024 and thereafter	58
Total future minimum lease payments	$3,989

Rent expense charged to operations was $1.2 million for the year ended December 31, 2018.

NOTE 9-LICENSE AND COLLABORATION AGREEMENTS

Allergan Agreement

In October 2016, the Company entered into the Allergan Agreement and granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins (including BOTOX), alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder who cannot use or do not adequately respond to anticholinergics. Additionally, the Company granted Allergan a non-exclusive, worldwide license to use certain of the Company’s trademarks as required for Allergan to practice its exclusive license with respect to the Licensed Products.

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

The Company has previously supplied Allergan with certain quantities of RTGel for development of Licensed Products through Phase 2 clinical trials using BOTOX together with RTGel in patients with overactive bladder, at Allergan’s request and expense. Prior to completion of the first Phase 2 clinical trial, Allergan has the right to request that the Company transfers to Allergan the Company’s manufacturing process for RTGel and Allergan will assume the responsibility to manufacture RTGel and Licensed Product for its own development and commercialization activities. During the three and six months ended June 30, 2019, the Company recognized $0.02 million and $0.02 million of revenue related to RTGel supplied to Allergan, respectively; and during the three and six months ended June 30, 2018, recognized $0.36 and $0.8 million of revenue related to RTGel supplied to Allergan, respectively.

Further, the Company is eligible to receive additional material milestone payments of up to an aggregate of $200.0 million upon the successful completion of certain development, regulatory and commercial milestones. As of June 30, 2019, since inception of the Allergan Agreement the Company has received a total of $25.0 million in milestone payments from Allergan. Allergan will pay the Company a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of our patent coverage of Licensed Products. The Company is responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Early-Stage Feasibility Evaluation with Janssen Research & Development, LLC (“Janssen”)

On April 22, 2019, the Company entered into an agreement with Janssen to conduct an early-stage feasibility evaluation in a therapeutic area of mutual interest. The Company and Janssen will each conduct certain activities under the terms of the agreement, and the Company will incur the costs of its own efforts related to the feasibility evaluation.

NOTE 10-SHAREHOLDERS’ EQUITY

The Company had 100.0 million ordinary shares authorized for issuance as of June 30, 2019 and December 31, 2018, respectively. The Company had 20.8 million and 16.2 million ordinary shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

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

NOTE 11-SHARE-BASED COMPENSATION

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

Certain management and professional level employees typically receive options and RSU grants upon commencement of employment. Also, eligible employees may receive an annual grant of options or RSUs . Non-employee members of the Board and any new, future directors may receive a grant of RSUs and/or stock options annually. The term of any option granted under the Plan cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s ordinary shares on the grant date, and generally vest over a period of three years. If the individual possesses more than 10% of the combined voting power of all classes of equity of the Company, the exercise price shall not be less than 110% of the fair market value of an ordinary share on the date of grant.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s RSU and option grants provide for accelerated or continued vesting in certain circumstances as defined in the plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in a 33% increment upon the first anniversary of grant, and in equal quarterly amounts for the two years following the one-year anniversary of the grant date. Options generally vest in a 33% increment upon the first anniversary of the grant date, and in equal quarterly amounts for the two years following the one-year anniversary of the grant date.

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

In June 2019, as part of the Company’s Annual Meeting of Shareholders, the Company’s Board of Directors approved grants of 70,000 options to its non-employee directors.  Each then current non-employee director, including the Chairman of the Board, received a grant of 10,000 options.  Each option is exercisable into one ordinary share of the Company’s stock at an exercise price of $34.83 per share.  The options vest quarterly over one year and expire 10 years from grant date.  The grant date fair value of these options was approximately $1.9 million.

In May 2019, the Company adopted the UroGen Pharma Ltd. 2019 Inducement Plan (the “Inducement Plan”).  Under the Inducement Plan, the Company is authorized to issue up to 900,000 ordinary shares pursuant to awards issued under the Inducement Plan. The only persons eligible to receive grants of Awards (as defined below) under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. Under the Inducement Plan, an “Award” is a nonstatutory stock option, restricted stock unit or other right to receive ordinary shares pursuant to the Inducement Plan.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$1,972	$2,788	$4,310	$5,261
General and administrative expenses	5,240	4,921	10,349	6,989
	$7,212	$7,709	$14,659	$12,250

The total unrecognized compensation cost of options and RSUs at June 30, 2019 is $58.1 million with a weighted average recognition period of 2.2 years.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12-INCOME TAXES

The Company is taxed under Israeli tax laws. As of June 30, 2019, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax accounting losses for the years ended 2018, 2017 and 2016, and for the six months ended June 30, 2019. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

NOTE 13-RELATED PARTIES

UPI entered into a lease agreement, dated as of November 2015 and commencing as of May 2016, for office space at 689 Fifth Avenue in New York (the “Fifth Avenue Office”). UPI shared the Fifth Avenue Office space equitably with Kite Pharma, Inc., a Delaware corporation, which was a cosignatory to such lease agreement. Arie Belldegrun, M.D., UPL’s chairman, served as the Chairman and Chief Executive Officer of Kite Pharma, Inc. until his resignation effective as of October 3, 2017, in connection with the acquisition of Kite Pharma, Inc. by Gilead Sciences, Inc.

In April 2018, UPI terminated its lease for the Fifth Avenue Office, and on December 1, 2018, UPI and Kite Pharma, Inc., completed a full assignment and assumption of the lease to Allogene Therapeutics, Inc. of which Arie Belldegrun, M.D., serves as the Chairman of the Board of Directors.

UPI recorded a loss on disposal of fixed assets of $0.2 million for the year ended December 31, 2018, regarding accelerated depreciation on the leasehold improvements associated with the lease, and there was no further liability as of December 31, 2018.

NOTE 14-COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2019 and December 31, 2018. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Grants from the Israeli Innovation Authority in Israel (“IIA”)

The Company has received grants from the IIA for research and development funding. Up until 2007, the IIA participation in the funding of the Company’s operations was as part of the Israeli Ministry of Industry and Commerce Director General Directive 8.2 of Israel by grants provided to Granot Ventures, a government supported technology incubator. Since 2008, the funding was provided directly to Company.

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

As of June 30, 2019, the maximum royalty amount payable by the Company under these funding arrangements is $2.1 million (excluding interest, and inclusive of the $0.8 million in royalties that the Company has paid as of June 30, 2019). Under the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (“R&D Law”), a company that received grants from the IIA may not transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel without first obtaining the approval of the IIA. The Company may be required to pay increased royalties of up to 300% of the amount of the original grant and other amounts; if it does not receive such approvals, it may be required to pay significant penalties. As of June 30, 2019, the Company has paid $0.8 million in royalties due to the IIA, which has been recorded in cost of revenues in the condensed consolidated statements of operations for the year ended December 31, 2018.

Leases

See Note 8 for further discussion regarding lease commitments.

NOTE 15-SUBSEQUENT EVENTS

The Company has evaluated and determined there were no subsequent events through August 9, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2019. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

We estimate that the annual treatable population of LG UTUC in the United States is approximately 6,000 to 7,000; the annual treatable population of LG NMIBC is approximately 80,000; and the annual treatable population of carcinoma in situ (“CIS”) bladder cancer is approximately 2,000.

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

UGN-101:

In the first quarter of 2017, we commenced a pivotal, open-label, single-arm Phase 3 clinical trial of UGN-101 for the treatment of LG UTUC (“TC-UT-03”).  TC-UT-03 is a prospective, single-arm study designed to assess the efficacy, safety, and tolerability of treatment with UGN-101 instilled in the upper urinary system of patients with noninvasive, LG UTUC.  The primary efficacy endpoint is the complete response (“CR”) rate, defined as the percentage of patients with a CR at the primary disease evaluation (“PDE”) visit, which occurs approximately four to five weeks following the sixth weekly instillation. In addition, patients who achieve a CR at the PDE visit will be followed over the subsequent 12 months for durability of response.

Eligible consenting patients were treated with UGN-101 once weekly for a total of six times in a retrograde fashion. Patients who demonstrated CR were to be treated with UGN-101 once monthly as a maintenance therapy for a total of 11 instillations or up to the first recurrence, whichever came first. An independent Data Monitoring Committee (“DMC”) was assigned to this study. Safety, and efficacy data are monitored periodically by the DMC as detailed in the DMC charter.

This Phase 3 clinical trial is being conducted in the United States and Israel. The study completed enrollment in November 2018 with 71 patients.

Based upon the interim results as shared at the American Urological Association (“AUA”) conference in May 2019, the analysis showed that in the OLYMPUS intent-to-treat population, 71 patients had undergone PDE at the time of the analysis and 42 of the 71 patients (59 percent) achieved a CR. Forty-one patients entered follow-up. Of the evaluated complete responses to date, 27 patients have undergone a six-month evaluation, and 24 out of 27 patients (89 percent) have remained disease free at six months. Overall, 5 of 41 patients who achieved a CR have relapsed during the study.

Of these 71 patients, 34 were initially characterized by the treating physician as having endoscopically unresectable tumor at baseline, and 20 of 34 of these patients (59 percent) achieved a CR at the PDE.

This interim data presented at the AUA is summarized in the table below.

Response Rate
	Overall (n=71)	Endoscopically Unresectable Tumors 48% (34/71)
CR at PDE	59% (42/71)	59% (20/34)
≥ 6 Month CR Durability*	89% (24/27)	85% (17/20)

*	Forty-one patients entered follow-up. At the time of the analysis, 66 percent (27/41) of patients had completed a six-month evaluation.

In our most recent data analysis, the most common treatment emergent serious adverse events occurring in > 2 patients by relationship to study medication are presented in the table below:

Serious Adverse Events, by Relationship to Study Medication, In Descending Order of Frequency:

Safety Analysis Set N=71 Relationship to Study Drug
Preferred Term	Not Related n (%)	Possibly Related n (%)	Probably Related n (%)	Definitely Related n (%)	Total n (%)
Number of patients reporting at least one adverse event	13 (18.3)	7 (9.9)	5 (7.0)	1 (1.4)	26 (36.6)
Ureteric stenosis	0 (0.0)	2 (2.8)	3 (4.2)	0 (0.0)	5 (7.0)
Hydronephrosis	1 (1.4)	2 (2.8)	1 (1.4)	0 (0.0)	4 (5.6)
Flank pain	1 (1.4)	1 (1.4)	1 (1.4)	0 (0.0)	3 (4.2)
Urosepsis	3 (4.2)	0 (0.0)	0 (0.0)	0 (0.0)	3 (4.2)
Chronic obstructive pulmonary disease	2 (2.8)	0 (0.0)	0 (0.0)	0 (0.0)	2 (2.8)
Dehydration	2 (2.8)	0 (0.0)	0 (0.0)	0 (0.0)	2 (2.8)
Dyspnoea	2 (2.8)	0 (0.0)	0 (0.0)	0 (0.0)	2 (2.8)
Haematuria	2 (2.8)	0 (0.0)	0 (0.0)	0 (0.0)	2 (2.8)
Urinary tract infection	2 (2.8)	0 (0.0)	0 (0.0)	0 (0.0)	2 (2.8)
Vomiting	2 (2.8)	0 (0.0)	0 (0.0)	0 (0.0)	2 (2.8)

Additionally, the most common treatment emergent adverse events include ureteric stenosis, urinary tract infection, hematuria, flank pain, nausea and dysuria.

We have obtained Orphan Drug, Fast Track and Breakthrough Therapy Designations for UGN-101 for the treatment of patients with LG UTUC. We initiated a rolling submission of the UGN-101 New Drug Application, or NDA, using the 505(b)(2) pathway through submission of nonclinical data to the FDA in December 2018, and expect to complete the NDA submission process in 2019.

We will be opening a retreatment protocol as an extension to TC-UT-03.  This trial is designed to evaluate the efficacy and safety of retreatment with UGN-101 in patients treated in Study TC-UT-03 who were found to be a CR at the PDE 1 Visit and were subsequently found to have a documented recurrence of LG UTUC at follow up.

UGN-102:

UGN-102 is our sustained-release formulation of mitomycin that we are developing for the treatment of LG NMIBC as a first-line non-surgical chemoablation alternative to TURBT.  We are currently enrolling an open-label, single-arm Phase 2b clinical trial to evaluate the efficacy and safety of UGN-102 for the treatment of patients with LG NMIBC at intermediate risk of recurrence. This study is being conducted in the United States and Israel.

UGN-201:

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

Other Partnered Programs:

We have combined a proprietary novel RTGel formulation with BOTOX, a branded drug, and we believe that the combination can potentially serve as an effective treatment option for patients suffering from overactive bladder. In October 2016, we announced the licensing of the worldwide rights to this RTGel formulation in combination with neurotoxins, including BOTOX, to Allergan Pharmaceuticals International Limited (“Allergan”), a wholly owned subsidiary of Allergan plc (the “Allergan Agreement”). In August 2017, we announced that Allergan had submitted an Investigational New Drug application (“IND”) to the FDA in order to be able to commence clinical trials in the United States using RTGel in combination with BOTOX. In October 2017, Allergan commenced a Phase 2 clinical trial of our proprietary formulation of RTGel combined with BOTOX for the treatment of overactive bladder.

Our Research and Development and License Agreements

Pursuant to the Allergan Agreement, Allergan paid us a nonrefundable upfront license fee of $17.5 million in 2016, and we are eligible to receive additional milestone payments upon the successful completion of certain development, regulatory and commercial milestones. In July 2017, Allergan notified us that they had submitted their IND for our proprietary novel RTGel-based formulation of BOTOX for the treatment of overactive bladder, to the FDA. The submission of the IND triggered the second milestone under the Allergan Agreement, pursuant to which we received a payment of $7.5 million in August 2017. Allergan commenced a Phase 2 clinical trial of BOTOX with our RTGel in October 2017, pursuant to the Allergan Agreement. Under the Allergan Agreement, Allergan is solely responsible, at its expense, for developing, obtaining regulatory approvals for and commercializing, on a worldwide basis, pharmaceutical products that contain RTGel and clostridial toxins (including BOTOX), alone or in combination with certain other active ingredients (collectively, the “Licensed Products”). Allergan is obligated to pay us a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of our patent coverage of Licensed Products. We are responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

For additional information regarding our research and development and license agreements, see Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Follow-on Public Offering

In January 2019, we completed an underwritten public offering of 4,207,317 of our ordinary shares, including 548,780 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $41.00 per share.  The net proceeds to us from the offering were approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of offering expenses.

Components of Operating Results

Revenues

We do not currently have any products approved for sale and, to date, we have not recognized any revenues from sales of our product candidates, UGN-101, UGN-102 or UGN-201. For the three and six months ended June 30, 2019 and 2018, we recognized revenues of $18,000 and $18,000 and of $0.4 million and $0.8 million from RTGel sales under the Allergan Agreement, respectively. In the future, we may generate revenue from a combination of product sales, if approved, reimbursements, up-front payments, milestone payments and royalties in connection with the Allergan Agreement and future collaborations. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, if approved, to the extent any are successfully commercialized. If we fail to achieve clinical success and/or to obtain regulatory approval of any of our product candidates in a timely manner, our ability to generate future revenue will be impaired.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (the “R&D Law”), from the Israel Innovation Authority in Israel (the “IIA”), formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, an independent and impartial public entity, for some of our development programs. As of June 30, 2019, we had received grants in the aggregate amount of $2.1 million.

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

A recipient of a grant from the IIA is obligated to pay royalties generally at a rate of 3% to 5% on revenues from sales of products developed in whole or in part with IIA-funded technology, up to the amount of the grant related to any such products plus accrued interest. As of June 30, 2019, we have paid $0.8 million in royalties due to the IIA, which has been recorded in cost of revenues in our condensed consolidated results of operations for the year ended December 31, 2018. Under the R&D Law, a company that received grants from the IIA may not transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel without first obtaining the approval of the IIA. We may be required to pay increased royalties of up to 300% of the amount of the original grant and other amounts; if we do not receive such approvals, we may be required to pay significant penalties. Under applicable accounting rules, we deduct the IIA grants from research and development expenses as the applicable costs are incurred. We also had a preclinical collaboration with Allergan into which we initially entered into in February 2014. We deduct amounts received from the preclinical collaboration with Allergan from our research and development expenses as the applicable costs are incurred. As a result, our research and development expenses are shown on our financial statements net of the IIA grants and amounts received from the preclinical collaboration.

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

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses, net, consisted primarily of interest income on our cash and cash equivalents and marketable securities.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”). There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table sets forth our results of operations for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenues	$18	$364	$(346)
Cost of revenues	—	318	(318)
Gross profit	18	46	(28)
Operating expenses:
Research and development	9,996	8,273	1,723
General and administrative	13,775	10,207	3,568
Total operating expenses	23,771	18,480	5,291
Operating loss	(23,753)	(18,434)	(5,319)
Finance income, net	1,276	408	868
Net loss	$(22,477)	$(18,026)	$(4,451)

Revenues

Revenues were $18,000 and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. The decrease of $0.3 million was primarily due to decreased revenue recognized under the Allergan Agreement.

Research and Development Expenses

Research and development expenses were $10.0 million and $8.3 million for the three months ended June 30, 2019 and 2018, respectively. The $1.7 million increase in research and development expenses is due to an increase of $1.6 million in costs associated with the UGN-101 Phase 3 clinical trial, $0.5 million of increased clinical activity costs related to the UGN-102 Phase 2b clinical trial, and an increase of $0.4 million of headcount and related costs to support increased clinical trial activities offset by a decrease in share-based compensation expense of $0.8 million.

General and Administrative Expenses

General and administrative expenses were $13.8 million and $10.2 million for the three months ended June 30, 2019 and 2018, respectively. The increase in general and administrative expenses of $3.6 million resulted primarily from a $1.8 million increase in payroll costs due to headcount and related costs to support our growing business and an increase of $1.5 million in pre-commercialization efforts in preparation for our first product launch. The remaining increase is share-based compensation expense of $0.3 million, mainly due to new grants to executive management and employees. Total non-cash general and administrative share-based compensation expense was $5.2 million and $4.9 million for the three months ended June 30, 2019 and 2018, respectively.

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses, net, was $1.3 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. The increase of $0.9 million in interest and other income was primarily due to increased interest earned on our cash and cash equivalents and marketable securities.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table sets forth our results of operations for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenues	$18	$845	$(827)
Cost of revenues	—	748	(748)
Gross profit	18	97	(79)
Operating expenses:
Research and development	19,722	15,895	3,827
General and administrative	26,482	16,276	10,206
Total operating expenses	46,204	32,171	14,033
Operating loss	(46,186)	(32,074)	(14,112)
Finance income, net	2,265	766	1,499
Realized loss on sale of short-term investment	—	(100)	100
Net loss	$(43,921)	$(31,408)	$(12,513)

Revenues

Revenues were $18,000 and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $0.8 million was primarily due to decreased revenue recognized under the Allergan Agreement.

Research and Development Expenses

Research and development expenses were $19.7 million and $15.9 million for the six months ended June 30, 2019 and 2018, respectively. The $3.8 million increase in research and development expenses is due to an increase of $2.5 million in costs associated with the UGN-101 Phase 3 clinical trial and pharmacovigilance activity, $1.5 million of increased clinical activity of the UGN-102 Phase 2b clinical trial, and an increase of $0.7 million of headcount and related costs to support increased clinical trial activities offset by a decrease in share-based compensation expense of $0.9 million.

General and Administrative Expenses

General and administrative expenses were $26.5 million and $16.3 million for the six months ended June 30, 2019 and 2018, respectively. The increase in general and administrative expenses of $10.2 million resulted primarily from an increase in share-based compensation expense of $3.3 million, mainly due to new grants to executive management and employees. The remaining increase resulted primarily from a $4.0 million increase in payroll and recruitment costs due to headcount and related costs to support our growing business and an increase of $2.9 million in pre-commercialization efforts in preparation for our first product launch. Total non-cash general and administrative share-based compensation expense was $10.3 million and $7.0 million for the six months ended June 30, 2019 and 2018, respectively.

Interest and Other (Income)Expenses, Net

Interest and other (income) expenses, net, was $2.3 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. The increase of $1.5 million in interest income was primarily due to increased interest earned on our cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

As of June 30, 2019, we had $233.3 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months.

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

We have incurred losses since our inception and negative cash flows from our operations, and as of June 30, 2019 we had an accumulated deficit of $166.8 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expenses and general and administrative costs.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(32,489)	$(17,771)
Investing activities	(142,230)	35,646
Financing activities	163,879	64,235
Net change in cash and cash equivalents	$(10,840)	$82,110

Operating Activities

Net cash used in operating activities was $32.5 million during the six months ended June 30, 2019, compared to $17.8 million during the six months ended June 30, 2018. The $14.7 million increase was attributable primarily to the increase of $12.5 million in the net loss for the year.

Investing Activities

Net cash used in investing activities was $142.2 million during the six months ended June 30, 2019, compared to $35.6 million provided by investing activities during the six months ended June 30, 2018. The decrease of $177.8 million is primarily related to our investment in marketable securities as of June 30, 2019, as compared to the sale of our short-term investment during the six months ended June 30, 2018.

Financing Activities

Net cash provided by financing activities was $163.9 million during the six months ended June 30, 2019, compared to $64.2 million during the six months ended June 30, 2018. The increase is primarily related to the increased net proceeds received from our January 2019 offering as compared to our January 2018 offering.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2019 we had $233.3 million of cash and cash equivalents and marketable securities, substantially all of which were either not subject to FDIC insurance, or exceeded the FDIC insured limit. We invest our cash primarily in money market accounts, but also invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on June 30, 2019, this change would not have had a material effect on the fair value of our cash and cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2019 and 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $75.7 million and $20.0 million for the years ended December 31, 2018 and 2017, respectively. For the six months ended June 30, 2019 and 2018, we reported a net loss of $43.9 million and $31.4 million, respectively. As of June 30, 2019, we had an accumulated deficit of $166.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

Since our inception, almost all our resources have been dedicated to the preclinical and clinical development of our lead product candidates, UGN-101 and UGN-102. As of June 30, 2019, we had cash and cash equivalents and marketable securities of$233.3 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses.

Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months. We expect that we will require additional capital to complete clinical trials, obtain regulatory approval for and commercialize our product candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, convertible debt or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue preclinical and clinical activities, and pursue regulatory approval for, and to commercialize, our pipeline product candidates. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

•

the FDA’s timely acceptance for filing of our New Drug Application, or NDA, for UGN-101, following completion of our rolling submission expected in the second half of 2019, and eligibility for priority review of our NDA by the FDA;

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
•

the prevalence and severity of adverse events associated with our product candidates as there are no drugs and related drug administration procedures approved for LG UTUC or low-grade non-muscle invasive bladder cancer, that are based on RTGel technology;

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

*To date we have only generated limited clinical data for our product candidates.

Positive results in preclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3 clinical trials, after promising results in preclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse effects. To date, our clinical trials and other programs have involved small patient populations and because of the small sample size, the results of these clinical trials may be subject to substantial variability and may not be indicative of future results. For instance, we enrolled only 22 patients in the UGN-101 Compassionate Use program and enrolled only 71 patients in our ongoing pivotal Phase 3 OLYMPUS clinical trial for UGN-101. To date, in our preclinical testing, completed Compassionate Use program for UGN-101 and clinical trials, we have observed several adverse events and serious adverse events, including ureteral edema, transient inhibition of urine flow, rash, flank pain, kidney swelling, kidney infection, urgency in urination and pain during urination. In addition, we have observed transient perturbation of laboratory measures of renal and hematopoietic function as well as renal stricture and stenosis. These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. However, we cannot assure you that new adverse events related to UGN-101 and UGN-102 that are not directly attributable to mitomycin specifically will not occur. Additional safety information for UGN-101 is contained under “Management’s Discussion and Analysis of Financial Condition-Overview-UGN-101” of this report, presenting the most common treatment emergent serious adverse events occurring in > 2 patients, by relationship to study medication.  In addition, our clinical trials may not be successful. If our clinical trials do not ultimately indicate that our product candidates are safe and effective for their intended use, the FDA may not approve any NDA that we may submit to market such product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

*Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available, and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient data become available and following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. In particular, interim data may reflect small sample sizes, be subject to substantial variability and may not be indicative of either future interim results or final results. For instance, at the time when we announced topline results from our ongoing pivotal Phase 3 OLYMPUS clinical trial for UGN-101 in January 2019, only 61 of the 71 patients enrolled in the trial had reached the primary disease evaluation, or PDE, at that time, and the remaining 10 patients were awaiting PDE evaluation. Moreover, while we announced that all evaluated patients who had achieved a complete response, or CR, at PDE remained disease free at six months, we only had six-month durability data on approximately half of the patients who had achieved a CR at PDE. Durability is a key secondary endpoint for our ongoing pivotal Phase 3 OLYMPUS clinical trial. In addition, it is possible that when we obtain and report six-, nine- and twelve-month durability data for the patients who achieved a CR at PDE, durability data for certain patients may not be available due to patients being lost to follow-up, which may result in a smaller sample of durability data than we anticipated. Moreover, while we announced that the safety profile for UGN-101 was observed to be acceptable, with most treatment-emergent adverse events characterized as mild or moderate and transient and in line with ureteral procedures, we continue to accrue safety and adverse event data in our ongoing pivotal Phase 3 OLYMPUS clinical trial and additional adverse events may occur. Additional safety information for UGN-101 is contained under “Management’s Discussion and Analysis of Financial Condition—Overview—UGN-101” of this report, presenting the most common treatment emergent serious adverse events occurring in > 2 patients, by relationship to study medication.  Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our ordinary shares. See the description of risks under the heading “Risks Related to Ownership of our Ordinary Shares” for additional disclosures related to the risk of volatility in the price of our ordinary shares.

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

*We have not applied for regulatory approvals to market any of our product candidates, and we may be delayed in obtaining or failing to obtain such regulatory approvals and to commercialize our product candidates.

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

Before we can submit an NDA to the FDA or comparable similar applications to foreign regulatory authorities, we must conduct Phase 3 clinical trials, or a pivotal/registration trial equivalent, for each product candidate. Our pivotal clinical trial for UGN-101 is intended to evaluate 71 patients, and we initiated a rolling submission to the FDA of an NDA for UGN-101 in December 2018. We cannot assure you that we will be able to complete the submission of the NDA for UGN-101 in a timely fashion. We cannot assure you that the FDA will not decide to require us to perform additional clinical trials, including potentially requiring us to perform an additional pivotal study with a control arm, before approving, or as a condition of approving, our NDA for UGN-101.

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

*UGN-101, UGN-102 or any of our other product candidates may produce undesirable side effects that we may not have detected in our previous preclinical studies and clinical trials or that are not expected with mitomycin treatment or inconsistent with catheter administration procedures. This could prevent us from gaining marketing approval or market acceptance for these product candidates, or from maintaining such approval and acceptance, and could substantially increase commercialization costs and even force us to cease operations.

As with most pharmaceutical products, use of UGN-101, UGN-102 or our other product candidates may be associated with side effects or adverse events that can vary in severity and frequency. Our proprietary reverse thermal gelation hydrogel, or RTGel, which is used in the formulation of UGN-101 and UGN-102, has not undergone extensive testing in humans. Side effects or adverse events associated with the use of UGN-101 and UGN-102 may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. To date, in our preclinical testing, completed Compassionate Use program for UGN-101 and clinical trials, we have observed several adverse events and serious adverse events, including ureteral edema, transient inhibition of urine flow, rash, flank pain, kidney swelling, kidney infection, urgency in urination and pain during urination. In addition, we have observed transient perturbation of laboratory measures of renal and hematopoietic function as well as renal stricture and stenosis. These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. Additional safety information for UGN-101 is contained under “Management’s Discussion and Analysis of Financial Condition—Overview—UGN-101” of this report, presenting the most common treatment emergent serious adverse events occurring in > 2 patients, by relationship to study medication.  However, we cannot assure you that we will not observe additional drug or procedure-related serious adverse events in the future or that the FDA will not determine them as such. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits, which will harm our business.

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

*Even if our product candidates receive regulatory approval, they may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.

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
•

the approved labeling and packaging for our products, including the degree of product preparation and administration convenience and ease of use that is afforded to physicians by the approved labeling and product packaging;

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

*We have entered into a licensing agreement and in the future may enter into collaborations with other third parties for the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In October 2016, we entered into the Allergan Agreement. Under the Allergan Agreement, we granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain a proprietary RTGel formulation and clostridial toxins (including BOTOX), alone or in combination with certain other active ingredients, which we refer to collectively as the Licensed Products. Either party may terminate the Allergan Agreement for uncured material breach by the other party and for the insolvency of the other party. We may terminate the Allergan Agreement if Allergan or its affiliates challenges any of our patents licensed to Allergan and such patent challenge is not required under a court order or subpoena and is not a defense against a claim, action or proceeding asserted by us, our affiliates or licensees against Allergan, its affiliates or sublicensees. In addition, Allergan may unilaterally terminate the Allergan Agreement for any reason upon advance notice. If Allergan has the right to terminate the Allergan Agreement due to our uncured material breach, Allergan may elect to continue the agreement and reduce all future milestone and royalty payment obligations to us by a specified percentage. In the event of any termination of the Allergan Agreement, Allergan will assign or grant a right of reference to any regulatory documentation related to RTGel to us, all rights and licenses to Allergan will terminate, and the license Allergan granted to us under their improvements to RTGel will continue. If any of these events occurs, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for the Licensed Products and will not be able to, or may be delayed in our efforts to, successfully commercialize the Licensed Products, and our business will be harmed.

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

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements if UGN-101, UGN-102 or any of our other product candidates is approved for marketing by the FDA or foreign regulatory authorities. We also rely on a single third-party manufacturer to produce our proprietary drug product, or final mitomycin formulation, necessary for our clinical trial and commercial requirements. We have yet to complete the mitomycin drug product validation process, and scale-up work at this manufacturer that would be required for approval and commercial purposes, and there is a risk that we will not be able to do so in a timely or satisfactory manner. Even if we establish ourselves as an approved commercial supplier of mitomycin through this drug product manufacturer, we plan to continue to rely on third parties for such production of mitomycin API, as well as for the raw materials, compounds and components necessary to produce our product candidates and for preclinical studies and clinical trials. We would expect that if we become a commercial supplier of mitomycin, through a third-party manufacturer of mitomycin, it would provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in the commercial supply of drugs and may never be successful as a commercial supplier of mitomycin.

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

In addition to mitomycin, we currently use other single source suppliers relative to production of the RTGel products, the ureteral catheter and injector which are included within the planned UGN-101 product package. Both the ureteral catheter and injector are used as part of the delivery of UGN-101. The Company currently has good relationships with these single source suppliers and is in the process of negotiating supply agreements where necessary for commercial supply.

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

As of June 30, 2019, we had 88 employees, of whom 40 are based in Israel and 48 are based in the United States. We will need to continue to expand our development, quality, sales, managerial, operational, finance, marketing and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

*Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party subcontractors’ and suppliers’ activities involve the controlled storage, use, transportation and disposal of hazardous materials owned by us, including mitomycin, key components of our product candidates, and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Despite our efforts, we cannot eliminate the risk of contamination. This could cause an interruption of our commercialization efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our subcontractors and suppliers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations.

Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

*Exchange rate fluctuations between the U.S. Dollar and the New Israeli Shekel may negatively affect our earnings.

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in New Israeli Shekels, or NIS, which is the lawful currency of the State of Israel. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the dollar. For example, although the dollar appreciated against the NIS in 2018 by 8.1%, the level of devaluation of the dollar against the NIS in 2017 was 9.8%. If the dollar cost of our operations in Israel increase, our dollar-measured results of operations will be adversely affected.

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

We seek patent protection for our product candidates, and we have established several patent families comprised of issued patents and pending patent applications covering our proprietary RTGel formulation technology and the formulations, methods of use and manufacturing aspects of our product candidates. In the United States, we currently have 15 granted patents that are directed to protect our lead product candidates, UGN-101, UGN-102, a proprietary formulation of RTGel in combination with BOTOX, UGN-201 and RTGel as well as to our future product candidates that are under company research. These patents claim methods, systems, combination products and novel compositions for treating cancer in internal cavities, in particular urinary tract cancer. These issued patents are expected to expire between 2024 and 2035. Moreover, our IP portfolio includes more than 45 pending patent applications filed worldwide that are directed to various methods, systems and compositions for treating cancer locally, by intravesical means.  Specifically, we received three issued patents in the USA and two in the European Union that protect broadly our lead product candidates UGN-101 and UGN-102, and filed four pending patent applications relating to the product candidate combining our proprietary formulation of RTGel and BOTOX in the USA, European Union, China and Israel as well as one granted patent in Russia. In addition, we have two granted patents related to UGN-201 in the United States as well as two granted patents in the European Union, two granted patents in Japan and one granted patent in each of Australia, Mexico, China, Russia, Canada and Hong Kong, each of which is expected to remain in effect until approximately 2035. In addition to the issued patents mentioned above, our portfolio includes pending patent applications relating to UGN-201 in the European Union, Hong Kong, Canada, Brazil and Israel. Moreover, we hold five granted patents in the United States as well as issued patents and patent applications filed worldwide that relate to novel formulations of phospholipid drug analogs (saturated lipid conjugate compositions) for the treatment of various types of cancer including urinary tract cancer.

Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are existing compounds and our granted patents and pending patent applications are directed to, among other things, novel formulations of these existing compounds with our RTGel formulations. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our patent claims, but which may contain the same active ingredients, or by seeking to invalidate our patents. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

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

*We may be subject to claims that we infringe, misappropriate or otherwise violate the intellectual property rights of third parties.

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

Pharmaceutical patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position. There is significant litigation activity in the pharmaceutical industry regarding patent and other intellectual property rights. Such litigation could result in substantial costs and be a distraction to management and other employees.

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. The interpretation and breadth of claims allowed in some patents covering pharmaceutical compositions may be uncertain and difficult to determine and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims.  Furthermore, even if they are not challenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. To meet such challenges, which are part of the risks and uncertainties of developing and marketing product candidates, we may need to evaluate third party intellectual property rights and, if appropriate, to seek licenses for such third party intellectual property or to challenge such third party intellectual property, which may be costly and may or may not be successful, which could also have an adverse effect on the commercial potential for UGN-101, UGN-102 and any of our product candidates.

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

We filed applications for trademarks that identify our branding elements and UGN-101 in the United States and Europe. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

Risks Related to Government Regulation

*If the FDA does not conclude that UGN-101, UGN-102, or our other product candidates satisfy the requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetic Act, or Section 505(b)(2), or if the requirements for such product candidates are not as we expect, the approval pathway for these product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We are conducting a single pivotal Phase 3 clinical trial for UGN-101 and a Phase 2b clinical trial of UGN-102 with the intent of using the FDA’s Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for UGN-101, UGN-102 and our other product candidates by potentially decreasing the amount of preclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that our product candidates are reformulations of existing drugs and, therefore, will not be treated as new chemical entities, or NCEs, the submission of an NDA under the Section 505(b)(2) pathway does not preclude the FDA from determining that the product candidate that is the subject of such submission is an NCE and therefore not eligible for review under such regulatory pathway.

If the FDA does not allow us to pursue the Section 505(b)(2) pathway as anticipated, we may need to conduct additional preclinical experiments and clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely increase significantly. Moreover, inability to pursue the Section 505(b)(2) pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) pathway, our product candidates may not receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) certain competitors and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our potential future NDAs for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway for our product candidates, there is no guarantee this would ultimately lead to faster product development or earlier approval.

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

*We expect current and future legislation affecting the healthcare industry, including healthcare reform, to impact our business generally and to increase limitations on reimbursement, rebates and other payments, which could adversely affect third-party coverage of our products, our operations, and/or how much or under what circumstances healthcare providers will prescribe or administer our products, if approved.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

There have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Additionally, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has started soliciting feedback on some of these measures and is concurrently implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these existing measures, and other proposed measures may require additional authorization to become effective, Congress and the Trump Administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.

If we obtain regulatory approval and commercialization of UGN-101, UGN-102 or any of our other product candidates, these laws may result in additional reductions in healthcare funding, which could have an adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of UGN-101, UGN-102 or our other product candidates may be.

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

*Orphan Drug Designation may not ensure that we will enjoy market exclusivity in a particular market, and if we fail to obtain or maintain orphan drug exclusivity for our product candidates, we may be subject to earlier competition and our potential revenue will be reduced.

Orphan Drug Designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages, user-fee waivers and market exclusivity for certain periods of time.

UGN-101 and UGN-201 have been granted Orphan Drug Designation for the treatment of UTUC and CIS, respectively, in the United States. Even if we obtain Orphan Drug Designation for our other product candidates, we may not be the first to obtain regulatory approval for any particular orphan indication due to the uncertainties associated with developing biopharmaceutical products. Further, even if we obtain Orphan Drug Designation for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. Conversely, even if we are granted orphan exclusivity, a competitor that demonstrates clinical superiority with the same active moiety may obtain approval prior to expiration of our exclusivity. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate, we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded our product candidates in ways that are difficult to predict.

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

*The significant share ownership position of our officers, directors and entities affiliated with certain of our directors may limit your ability to influence corporate matters.

Our officers, directors and entities affiliated with certain of our directors beneficially own or control, directly or indirectly, approximately 8.0% of our outstanding ordinary shares, as of June 30, 2019. Accordingly, these persons are able to significantly influence, though not independently determine, the outcome of matters required to be submitted to our shareholders for approval, including decisions relating to the election of our board of directors, and the outcome of any proposed merger or consolidation of our company. These interests may not be consistent with those of our other shareholders. In addition, these persons’ significant interest in us may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our ordinary shares.

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

*We were classified as a passive foreign investment company, of PFIC, for the taxable year ended December 31, 2018 and we expect to be classified as a PFIC for the taxable year ending December 31, 2019, and, as such, our U.S. shareholders may suffer adverse tax consequences.

Generally, for any taxable year, if at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a PFIC for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest gains from commodities and securities transactions, the excess of gains over losses from the disposition of assets which produce passive income (including amounts derived by reason of the temporary investment of funds raised in offerings of our shares) and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. We were classified as a PFIC for the taxable year ended December 31, 2018 and, based upon the expected nature and composition of our income and assets, we anticipate that we will be classified as a PFIC for the taxable year ending December 31, 2019. If we are characterized as a PFIC, our U.S. Holders (as defined below) may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders, having interest charges apply to distributions by us and gains from the sales of our shares, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. Holder that (i) owns our ordinary shares at any point during a year in which we are characterized as a PFIC and (ii) does not timely make a QEF Election (as described below) will treat such ordinary shares as stock in a PFIC for all subsequent tax years, even if we no longer qualify as a PFIC under the relevant tests in such subsequent tax years. A U.S. Holder may be able to elect out of such treatment if we are no longer characterized as a PFIC by making a “purging election.” For purposes of this discussion, a “U.S. Holder” is a beneficial owner of our ordinary shares that, for U.S. federal income tax purposes, is or is treated as any of the following: (a) an individual who is a citizen or resident of the United States; (b) a corporation, or entity treated as a corporation for U.S. federal income tax purposes, created or organized under the laws of the United States, any state thereof, or the District of Columbia; (c) an estate, the income of which is subject to U.S. federal income tax regardless of its source; or (d) a trust that (1) is subject to the supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code), or (2) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

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

*Future changes to tax laws could have a material adverse effect on us and reduce net returns to our shareholders.

Our tax treatment is subject to changes in tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, as well as tax policy initiatives and reforms related to the Organisation for Economic Co-Operation and Development’s, or OECD, Base Erosion and Profit Shifting, or BEPS Project, the European Commission’s state aid investigations and other initiatives.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, the Tax Act was signed into law and significantly revised the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, contains significant changes to U.S. corporate income taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for business interest expense to 30% of adjusted earnings (except with respect to certain small businesses), limitation of the deduction for net operating losses generated in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repealing of many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is unknown and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our ordinary shares is likewise uncertain and could be adverse. We urge you to consult with your legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our ordinary shares.

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

*The Israeli government grants we have received for research and development activities restrict our ability to manufacture products and transfer technologies outside of Israel and require us, in addition to the payment of royalties, to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to refund grants previously received and incur financial penalties.

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

A recipient of a grant from the IIA is obligated to pay royalties generally at a rate of 3% to 5% on revenues from sales of products developed with IIA-funded technology, up to the amount of the grant related to any such products plus accrued interest. As of June 30, 2019, we have paid $0.8 million in royalties due to the IIA, which has been recorded in cost of revenues in our results of operations for the year ended December 31, 2018. Under the R&D Law, a company that received grants from the IIA may not transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel without first obtaining the approval of the IIA. We may be required to pay increased royalties of up to 300% of the amount of the original grant and other amounts; if we do not receive such approvals, we may be required to pay significant penalties.

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

Risks Related to Our Management and Employees

*We depend on our executive officers and key clinical and technical personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of June 30, 2019, we had 88 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific and technical personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 6-K filed on May 18, 2017).
10.1*	UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 28, 2019).
10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 28, 2019).
10.3*

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on May 28, 2019).

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

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
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

Company Name

August 9, 2019	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

August 9, 2019	By:	/s/ Peter Pfreundschuh
Peter Pfreundschuh
Chief Financial Officer (Principal Financial and Accounting Officer)