Form 10-Q
period 2019-09-30
UroGen Pharma Ltd.
filed 2019-11-12
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

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

As of November 4, 2019, the registrant had 20,979,580 shares of ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts)

	September 30, 2019	December 31, 2018
Assets
CURRENT ASSETS:
Cash and cash equivalents	$66,147	$101,318
Marketable securities	92,046	—
Restricted deposit	523	253
Prepaid expenses and other current assets	1,160	672
TOTAL CURRENT ASSETS	159,876	102,243
NON-CURRENT ASSETS
Property and equipment, net	893	948
Restricted deposit	55	51
Marketable securities	63,506	—
Other non-current assets	2,423	317
TOTAL ASSETS	$226,753	$103,559
Liabilities and Shareholder's equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,880	$8,540
Employee related accrued expenses	5,082	4,925
Other current liabilities	1,126	—
TOTAL CURRENT LIABILITIES	14,088	13,465
NON-CURRENT LIABILITIES:
Long-term lease liability	1,749	—
TOTAL NON-CURRENT LIABILITIES	1,749	—
TOTAL LIABILITIES	15,837	13,465
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at September 30, 2019 and December 31, 2018; 20,944,250 and 16,214,883 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	57	44
Additional paid-in capital	399,600	212,921
Accumulated deficit	(189,044)	(122,871)
Accumulated other comprehensive income	303	—
TOTAL SHAREHOLDERS’ EQUITY	210,916	90,094
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$226,753	$103,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES	$—	$283	$18	$1,128
COST OF REVENUES	$—	1,055	—	1,803
GROSS (LOSS) PROFIT	—	(772)	18	(675)
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES	$9,481	9,574	29,203	25,469
GENERAL AND ADMINISTRATIVE EXPENSES	$13,972	10,743	40,454	27,019
OPERATING LOSS	(23,453)	(21,089)	(69,639)	(53,163)
INTEREST AND OTHER INCOME, NET	$1,201	556	3,466	1,323
REALIZED LOSS ON SALE OF SHORT-TERM INVESTMENT	$—	—	—	(100)
NET LOSS	$(22,252)	$(20,533)	$(66,173)	$(51,940)
NET LOSS PER ORDINARY SHARE BASIC AND DILUTED	$(1.06)	$(1.28)	$(3.25)	$(3.30)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE	20,916,780	16,092,583	20,373,070	15,721,445

STATEMENTS OF COMPREHENSIVE LOSS
NET LOSS	$(22,252)	$(20,533)	$(66,173)	$(51,940)
OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON MARKETABLE SECURITIES	$22	—	303	—
COMPREHENSIVE LOSS	$(22,230)	$(20,533)	$(65,870)	$(51,940)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited; in thousands, except share amounts)

	Ordinary Shares		Additional paid-in	Accumulated	Other comprehensive
	Number of		capital	Deficit	income	Total
	Shares	Amount	Amounts
BALANCE AS OF JUNE 30, 2019	20,849,515	$57	$391,233	$(166,792)	$281	$224,779
CHANGES DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Exercise of options into ordinary shares	94,735	—	1,124			1,124
Share-based compensation			7,243			7,243
Other comprehensive income					22	22
Net loss				(22,252)		(22,252)
BALANCE AS OF SEPTEMBER 30, 2019	20,944,250	$57	$399,600	$(189,044)	$303	$210,916

BALANCE AS OF JUNE 30, 2018	15,853,286	$43	$192,129	$(78,621)	$—	$113,551
CHANGES DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2018
Exercise of options into ordinary shares	248,971	1	1,049			1,050
Share-based compensation			9,515			9,515
Other comprehensive income					—	—
Net loss				(20,533)		(20,533)
BALANCE AS OF SEPTEMBER 30, 2018	16,102,257	$44	$202,693	$(99,154)	$—	$103,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited; in thousands, except share amounts)

	Ordinary Shares		Additional paid-in	Accumulated	Other comprehensive
	Number of		capital	Deficit	income	Total
	Shares	Amount	Amounts
BALANCE AS OF JANUARY 1, 2019	16,214,883	$44	$212,921	$(122,871)	$—	$90,094
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Exercise of options into ordinary shares	522,050	2	3,341			3,343
Share-based compensation			21,902			21,902
Issuance of ordinary shares in public offering, net of issuance expenses	4,207,317	11	161,436			161,447
Other comprehensive income					303	303
Net loss				(66,173)		(66,173)
BALANCE AS OF SEPTEMBER 30, 2019	20,944,250	$57	$399,600	$(189,044)	$303	$210,916

BALANCE AS OF JANUARY 1, 2018	13,751,390	$37	$115,692	$(47,214)	$—	$68,515
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2018
Exercise of options into ordinary shares	667,941	2	1,048			1,050
Share-based compensation			21,765			21,765
Issuance of ordinary shares in public offering, net of issuance expenses	1,682,926	5	64,188			64,193
Net loss				(51,940)		(51,940)
BALANCE AS OF SEPTEMBER 30, 2018	16,102,257	$44	$202,693	$(99,154)	$—	$103,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,173)	$(51,940)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	188	349
Amortization/Accretion on marketable securities	(497)	—
Stock-based compensation	21,902	21,765
Exchange rate differences	—	1
Realized loss on sale of short-term investment	—	100
Right of use asset	736	—
Lease liability	(620)	—
Changes in operating assets and liabilities:
Decrease in inventory	—	316
Increase in accounts receivable	—	(112)
(Increase) decrease in prepaid expenses and other current assets	(520)	329
(Decrease) increase in accounts payable and accrued expenses	(190)	2,058
Decrease in deferred revenues	—	(650)
Increase in employee related accrued expenses	157	734
Net cash used in operating activities	(45,017)	(27,050)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted deposit	(4)	(52)
Purchase of marketable securities	(168,852)	—
Sale of short-term investment	—	35,901
Maturities of marketable securities	14,100	—
Purchases of property and equipment	(133)	(536)
Net cash (used in) provided by investing activities	(154,889)	35,313
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options into ordinary shares	3,343	—
Issuance of ordinary shares, net of issuance expenses	161,662	64,221
Net cash provided by financing activities	165,005	64,221
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,901)	72,484
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE YEAR	101,571	36,999
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE YEAR	$66,670	$109,483
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Exercise of options	$—	$1,050

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

NOTE 2-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to state fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The consolidated financial statements include the accounts of UPL and its wholly-owned subsidiary UPI. All material intercompany balances and transactions have been eliminated during consolidation.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $189.0 million and $122.9 million as of September 30, 2019 and December 31, 2018, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting nonclinical studies, clinical trials and preparing for the potential commercial launch of its lead product candidates, UGN-101 and UGN-102.

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

Marketable Securities

Cash and cash equivalents and marketable securities totaled $221.7 million as of September 30, 2019.  The Company classifies its marketable securities as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2018, the Company sold its short-term investments that consisted of mutual and bond funds. The Company recognized a loss on sale of $0.1 million.

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

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained upon examination by the taxing authorities based on the technical merits of the position. If this threshold is met, the second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. As of September 30, 2019, and December 31, 2018, the Company had not accrued a provision for uncertain tax positions. See Note 12 for further discussion related to income taxes.

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

Topic 842 provides for a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits not to reassess under Topic 842 its prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

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

Revenues

The Company derives virtually all its revenues from its license and supply agreement (the “Allergan Agreement”) with Allergan Pharmaceuticals International Limited (“Allergan”), a wholly owned subsidiary of Allergan plc. Under the Allergan Agreement, the Company grants Allergan an exclusive license to develop, commercialize, and otherwise exploit products that contain reverse thermal hydrogel (“RTGel”) and agrees to supply Allergan with pre-clinical and clinical quantities of the RTGel product, also referred to as the RTGel vials. The Allergan Agreement contains up-front license fees, future supply fees, development, regulatory, and sales-based milestone payments, and sales-based royalty payments.

The Company determined that Allergan is its customer and the Allergan Agreement is in scope of ASC 606, which was adopted as of January 1, 2018.  The Company adopted ASC 606 under the modified retrospective method, which did not have a material impact on the condensed consolidated statements of operations.

Supply of RTGel to Allergan

The Company recognizes revenue related to supply of RTGel at a point in time, upon delivery to Allergan. During the three and nine months ended September 30, 2019, the Company recognized $0 and $18,000 of revenue related to RTGel supplied to Allergan, respectively; and during the three and nine months ended September 30, 2018, recognized $0.3 million and $1.1 million of revenue related to RTGel supplied to Allergan, respectively.

Shipping and handling costs associated with supply of RTGel are accounted for as a fulfillment cost and are included in cost of revenues.

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (including share-based compensation related to directors, executives, finance, commercial, medical affairs, business development, investor relations and human resources functions). Other significant costs include commercial, medical affairs, external professional service costs, facility costs, accounting and audit services, legal services, and other consulting fees. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including nonclinical studies, clinical trials, manufacturing costs and professional services. The costs of services performed by others in connection with the research and development activities of an entity, including research and development conducted by others on behalf of the entity, shall be included in research and development costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

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

NOTE 4-OTHER FINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable	$2,638	$4,272
Accrued clinical expenses	804	673
Accrued research and development costs	2,239	780
Accrued general and administrative expenses	1,468	1,029
Accrued other expense	731	1,786
Total accounts payable and accrued expenses	$7,880	$8,540

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses consisted of the following as of September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Interest income	$(3,610)	$(1,386)
Other finance expenses	144	63
Total finance income	$(3,466)	$(1,323)

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

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amounts of the Company’s other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of the short-term nature of these instruments. No transfers between levels have occurred during the periods presented.

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of September 30, 2019 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	September 30,	Identical Assets	Inputs
	2019	(Level 1)	(Level 2)
Marketable securities:
US government	$77,209	$77,209	$—
Corporate bonds	63,481	—	63,481
Commercial paper	7,984	—	7,984
Money market funds(1)	6,528	6,528	—
Certification of deposit	6,878	—	6,878
	$162,080	$83,737	$78,343

(1)	Included within cash and equivalents on the condensed consolidated balance sheets.

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

The Company’s marketable securities are valued based on publicly available quoted market prices for identical securities as of September 30, 2019 and December 31, 2018.

NOTE 6-MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities as of September 30, 2019 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
US government	$77,067	$163	$(21)	$77,209
Corporate bonds	63,330	155	(4)	63,481
Commercial paper	7,981	3	—	7,984
Money market funds	6,528	—	—	6,528
Certificates of deposit	6,871	7	—	6,878
	$161,777	$328	$(25)	$162,080

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company classifies its marketable securities as available-for-sale and they consist of all debt securities. As of September 30, 2019, they were in a net unrealized gain position of $0.3 million. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

At September 30, 2019, the aggregate fair value of marketable securities held by the Company in an unrealized loss position was $20.9 million, which consisted of 14 securities. No securities have been in an unrealized loss position for more than 12 months.

At September 30, 2019, the Company believes the cost basis for its marketable securities were recoverable in all material aspects.

The Company’s marketable securities as of September 30, 2019 mature at various dates through November 2021. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Maturities within one year	$98,574	$89,965
Maturities after one year through three years	63,506	—
	$162,080	$89,965

NOTE 7-PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Laboratory equipment	$258	$241
Computer equipment and software	379	271
Furniture	394	395
Leasehold improvements	561	561
Manufacturing equipment	227	227
	1,819	1,695
Less: accumulated depreciation and amortization	(926)	(747)
Property and equipment, net	$893	$948

Depreciation and amortization expenses were $0.1 million and $0.2 million and $0.1 million and $0.2 million for the three and nine months ended September 30, 2019 and 2018, respectively.

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

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of lease cost for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$298	$901
Variable lease cost	22	81
	$320	$982

The amounts recognized upon adoption and as of September 30, 2019 were as follows (in thousands):

	January 1, 2019	September 30, 2019
Other non-current assets	$3,022	$2,423
Long-term lease liability	2,429	1,749
Other current liabilities	929	1,126

As of September 30, 2019, no impairment losses have been recognized to date.

Supplemental information related to leases for the periods reported is as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	846
Right-of-use assets obtained in exchange for new operating lease liabilities	3,159
Weighted-average remaining lease term of operating leases	2.97 years
Weighted-average discount rate of operating leases	7.24%

As of September 30, 2019, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$323
2020	1,282
2021	711
2022	528
2023	301
2024 and thereafter	58
Total future minimum lease payments	$3,203
Less: Interest	328
Present value of lease liabilities	$2,875

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

NOTE 9-LICENSE AND COLLABORATION AGREEMENTS

Allergan Agreement

In October 2016, the Company entered into the Allergan Agreement and granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins (including BOTOX®), alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder who cannot use or do not adequately respond to anticholinergics. Additionally, the Company granted Allergan a non-exclusive, worldwide license to use certain of the Company’s trademarks as required for Allergan to practice its exclusive license with respect to the Licensed Products.

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

The Company has previously supplied Allergan with certain quantities of RTGel for development of Licensed Products through Phase 2 clinical trials using BOTOX together with RTGel in patients with overactive bladder, at Allergan’s request and expense. Prior to completion of the first Phase 2 clinical trial, Allergan has the right to request that the Company transfers to Allergan the Company’s manufacturing process for RTGel and Allergan will assume the responsibility to manufacture RTGel and Licensed Product for its own development and commercialization activities. During the three and nine months ended September 30, 2019, the Company recognized $0 and $18,000 of revenue related to RTGel supplied to Allergan, respectively; and during the three and nine months ended September 30, 2018, recognized $0.3 million and $1.1 million of revenue related to RTGel supplied to Allergan, respectively.

Further, the Company is eligible to receive additional material milestone payments of up to an aggregate of $200.0 million upon the successful completion of certain development, regulatory and commercial milestones. As of September 30, 2019, since inception of the Allergan Agreement the Company has received a total of $25.0 million in milestone payments from Allergan. Allergan will pay the Company a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of our patent coverage of Licensed Products. The Company is responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

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

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10-SHAREHOLDERS’ EQUITY

The Company had 100.0 million ordinary shares authorized for issuance as of September 30, 2019 and December 31, 2018, respectively. The Company had 20.9 million and 16.2 million ordinary shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

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

Certain management and professional level employees typically receive options and restricted stock units, or RSU, grants upon commencement of employment. Also, eligible employees may receive an annual grant of options or RSUs. Non-employee members of the Board and any new, future directors may receive a grant of RSUs and/or stock options annually. The term of any option granted under the Plan cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s ordinary shares on the grant date, and generally vest over a period of three years. If the individual possesses more than 10% of the combined voting power of all classes of equity of the Company, the exercise price shall not be less than 110% of the fair market value of an ordinary share on the date of grant.

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

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$2,069	$3,795	$6,379	$9,056
General and administrative expenses	5,174	5,720	15,523	12,709
	$7,243	$9,515	$21,902	$21,765

The total unrecognized compensation cost of options and RSUs at September 30, 2019 is $54.6 million with a weighted average recognition period of 2 years.

NOTE 12-INCOME TAXES

The Company is taxed under Israeli tax laws. As of September 30, 2019, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax accounting losses for the years ended 2018, 2017 and 2016, and for the nine months ended September 30, 2019. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

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

NOTE 14-COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2019 and December 31, 2018. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Grants from the Israeli Innovation Authority in Israel (“IIA”)

The Company has received grants from the IIA for research and development funding. Up until 2007, the IIA participation in the funding of the Company’s operations was as part of the Israeli Ministry of Industry and Commerce Director General Directive 8.2 by grants provided to Granot Ventures, a government supported technology incubator. Since 2008, the funding was provided directly to Company.

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

UROGEN PHARMA, LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, the maximum royalty amount payable by the Company under these funding arrangements is $2.1 million (excluding interest, and inclusive of the $0.8 million in royalties that the Company has paid as of September 30, 2019). Under the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (“R&D Law”), a company that received grants from the IIA may not transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel without first obtaining the approval of the IIA. The Company may be required to pay increased royalties of up to 300% of the amount of the original grant and other amounts; if it does not receive such approvals, it may be required to pay significant penalties. As of September 30, 2019, the Company has paid $0.8 million in royalties due to the IIA, which has been recorded in cost of revenues in the condensed consolidated statements of operations for the year ended December 31, 2018.

Leases

See Note 8 for further discussion regarding lease commitments.

NOTE 15-SUBSEQUENT EVENTS

Lease Agreement

In November 2019, the Company entered into a new lease agreement, dated effective October 31, 2019, for an office in West Windsor, NJ. The lease commencement date is estimated to be in the fourth quarter of 2019 and the lease term is 38 months. The minimum lease obligation is approximately $1.7 million.

Agenus Agreement

In November 2019, the Company entered into a license agreement with Agenus Inc. (“Agenus”). Pursuant to the agreement, Agenus granted the Company an exclusive, worldwide license (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery.

Under the terms of the agreement, the Company paid Agenus an upfront fee of $10.0 million and has agreed to pay Agenus up to $115.0 million upon achieving certain clinical development and regulatory milestones, up to $85.0 million upon achieving certain commercial milestones, and royalties on net sales of licensed products in the 14%-20% range. The Company is solely responsible for costs and development, obtaining all regulatory approvals, and commercialization of the licensed products after receiving the regulatory approval to do so. See Note 9 for further information regarding the Company’s license and collaboration agreements.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing novel therapies designed to change the standard of care for urological pathologies. We have an innovative and broad pipeline of product candidates that we believe can overcome the deficiencies of current treatment options for a variety of urological conditions with a focus on uro-oncology. Our lead product candidates, UGN-101 and UGN-102, are proprietary formulations of the chemotherapy drug mitomycin, a generic drug, which is currently used off-label in the U.S. for urothelial cancer treatment only in a water-based formulation as an adjuvant, or supplemental post-surgery, therapy. We are developing our product candidates as chemoablation agents, which means they are designed to remove tumors by non-surgical means, to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“LG UTUC”), and intermediate risk low-grade bladder cancer, including non-muscle invasive bladder cancer (“LG NMIBC”). We believe that UGN-101 and UGN-102, which are both local drug therapies, have the potential to significantly improve patients’ quality of life by replacing costly, sub-optimal and burdensome tumor resection and kidney removal surgeries as the first-line standard of care. UGN-101 and UGN-102 may also reduce the need for bladder and upper urinary tract surgeries, including removal of the upper urinary tract, which is a major surgical procedure typically performed when local endoscopic tumor resection fails to control the disease progression. Additionally, we believe that our product candidates, which are based on novel formulations of drugs previously approved for other indications, may qualify for streamlined regulatory pathways to market approval.

We estimate that the annual treatable population of LG UTUC in the United States is approximately 6,000 to 7,000; the annual treatable population of intermediate risk LG NMIBC is approximately 80,000.

Our lead product candidates, UGN-101 and UGN-102, are formulated using our proprietary reverse thermal hydrogel (“RTGel”) technology. We believe that RTGel-based drug formulations, which provide for the sustained release of an active drug, may improve the efficacy of treatment of various types of urothelial cancer with an acceptable safety profile that permits the natural flow of fluids from the kidney via the urinary tract to the bladder. Our formulations are designed to achieve this by increasing the dwell time as well as the tissue exposure of the active drug throughout the organ. Consequently, we believe that RTGel-based drug formulations may enable us to overcome the anatomical and physiological challenges that have historically contributed to the lack of drug development for the treatment of urothelial cancer and other urological pathologies. No drugs have ever been approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of LG UTUC, and no drugs have been approved by the FDA for the treatment of intermediate risk LG NMIBC in more than 15 years.

UGN-101:

In the first quarter of 2017, we commenced the OLYMPUS trial, a pivotal, open-label, single-arm Phase 3 clinical trial of UGN-101 for the treatment of LG UTUC. OLYMPUS is a prospective, single-arm study designed to assess the efficacy, safety, and tolerability of treatment with UGN-101 instilled in the upper urinary system of patients with noninvasive, LG UTUC. The primary efficacy endpoint is the complete response (“CR”) rate, defined as the percentage of patients with a CR at the primary disease evaluation (“PDE”) visit, which occurs approximately four to five weeks following the sixth weekly instillation. In addition, patients who achieve a CR at the PDE visit will be followed over the subsequent 12 months for durability of response.

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

The OLYMPUS trial is being conducted in the United States and Israel. The study completed enrollment in November 2018 with 74 patients enrolled, and 71 patients treated.

Results from a final analysis of the primary endpoint for the OLYMPUS trial were presented at the Company’s Investor Day event on September 24, 2019 and showed that investigational UGN-101 (mitomycin gel) for instillation demonstrated a 59 percent CR rate in patients with LG UTUC. Findings were consistent with previously presented results.

The final analysis of the primary endpoint showed that in the OLYMPUS intent-to-treat population, 42 of the 71 patients (59 percent) achieved a CR. Forty-one patients entered follow-up, which is still ongoing. Durability of response was estimated by Kaplan-Meier to be 89 percent at 6 months and 84 percent at 12 months after PDE. The estimated median time-to-recurrence was 13.0 months. Thirty four of the 71 patients treated in the study were initially characterized by the treating physician as having endoscopically unresectable tumor at baseline. Twenty of 34 patients (59 percent) achieved a CR at the PDE assessment and 12-month durability was identical for this subgroup.

In OLYMPUS, the most common treatment emergent adverse events include ureteric stenosis (43.7%), urinary tract infection (32.4%), haematuria (31.0%), flank pain (29.6%), nausea (23.9%), dysuria (21.1%), renal impairment (19.7%) and vomiting (19.7%).

The most common treatment emergent serious adverse events are presented in the table below:

Safety Analysis Set
N=71
Relationship to Study Drug
	Not	Possibly	Probably	Definitely
	Related	Related	Related	Related	Total
Preferred Term	n (%)	n (%)	n (%)	n (%)	n (%)
Number of patients reporting at least one serious adverse event	7(9.9)	9(12.7)	9(12.7)	1(1.4)	26(36.6)
Ureteric stenosis	0(0.0)	2(2.8)	3(4.2)	0(0.0)	5(7.0)
Hydronephrosis	1(1.4)	2(2.8)	1(1.4)	0(0.0)	4(5.6)
Flank pain	1(1.4)	1(1.4)	1(1.4)	0(0.0)	3(4.2)
Urosepsis	0(0.0)	0(0.0)	3(4.2)	0(0.0)	3(4.2)
Chronic obstructive pulmonary disease	2(2.8)	0(0.0)	0(0.0)	0(0.0)	2(2.8)
Dehydration	1(1.4)	1(1.4)	0(0.0)	0(0.0)	2(2.8)
Dyspnoea	2(2.8)	0(0.0)	0(0.0)	0(0.0)	2(2.8)
Haematuria	2(2.8)	0(0.0)	0(0.0)	0(0.0)	2(2.8)
Urinary tract infection	1(1.4)	0(0.0)	1(1.4)	0(0.0)	2(2.8)
Vomiting	1(1.4)	1(1.4)	0(0.0)	0(0.0)	2(2.8)

We have obtained Orphan Drug, Fast Track and Breakthrough Therapy Designations for UGN-101 for the treatment of patients with LG UTUC. We initiated a rolling submission of the UGN-101 New Drug Application, or NDA, using the 505(b)(2) pathway through submission of nonclinical data to the FDA in December 2018. We recently completed the NDA submission process and are waiting for the acceptance of the NDA by the FDA.

We have initiated a retreatment protocol as an extension to OLYMPUS.  This trial is designed to evaluate the efficacy and safety of retreatment with UGN-101 in patients treated in the OLYMPUS trial who were found to be a CR at the PDE 1 Visit and were subsequently found to have a documented recurrence of LG UTUC during follow up.

UGN-102:

UGN-102 is our sustained-release formulation of mitomycin that we are developing for the treatment of intermediate risk LG NMIBC as a first-line non-surgical chemoablation alternative to TURBT. We have recently completed enrollment in an open-label, single-arm Phase 2b clinical trial to evaluate the efficacy and safety of UGN-102 for the treatment of patients with intermediate risk LG NMIBC. This study is being conducted in the United States and Israel.

UGN-201:

Our clinical stage pipeline also includes UGN-201, our proprietary immunotherapy formulation of imiquimod, a product candidate for the treatment of high-grade NMIBC, which may include CIS. UGN-201 is a novel, liquid formulation of imiquimod, a generic toll-like receptor 7 (“TLR7”), agonist. Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with additional immunotherapy drugs, such as immune checkpoint inhibitors could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC.

Other Partnered Programs:

We have combined a proprietary novel RTGel formulation with BOTOX®, a branded drug, and we believe that the combination can potentially serve as an effective treatment option for patients suffering from overactive bladder. In October 2016, we announced the licensing of the worldwide rights to this RTGel formulation in combination with neurotoxins, including BOTOX, to Allergan Pharmaceuticals International Limited (“Allergan”), a wholly owned subsidiary of Allergan plc (the “Allergan Agreement”). In August 2017, we announced that Allergan had submitted an Investigational New Drug application (“IND”) to the FDA in order to be able to commence clinical trials in the United States using RTGel in combination with BOTOX. In October 2017, Allergan commenced a Phase 2 clinical trial of our proprietary formulation of RTGel combined with BOTOX for the treatment of overactive bladder.

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

In November 2019, we entered into a license agreement with the Agenus Inc. (“Agenus”). Pursuant to the agreement, Agenus granted us an exclusive, worldwide license (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients, and in combination with Agenus’ anti-PD-1 antibody (AGEN2034) in solid tumors. UGN-201 is a TLR-7/8 agonist that is in early stage development for high grade non-muscle invasive bladder cancer (HG NMIBC).

Based on nonclinical studies conducted by us, UGN-201 in combination with anti-CTLA-4 antagonists have shown encouraging results for the potential treatment of HG NMIBC. We intend to initiate further research and development work in HG NMIBC in the fourth quarter of 2019.

Under the terms of the agreement, we paid Agenus an upfront fee of $10.0 million and have agreed to pay Agenus up to $115.0 million upon achieving certain clinical development and regulatory milestones, up to $85.0 million upon achieving certain commercial milestones, and royalties on net sales of licensed products in the 14%-20% range. We are solely responsible for costs and development, obtaining all regulatory approvals, and commercialization of the licensed products after receiving the regulatory approval to do so.

For additional information regarding our research and development license and collaboration agreements, see Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

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

Components of Operating Results

Revenues

We do not currently have any products approved for sale and, to date, we have not recognized any revenues from sales of our product candidates, UGN-101, UGN-102 or UGN-201. For the three and nine months ended September 30, 2019 and 2018, we recognized revenues of $0 and $18,000 and of $0.3 million and $1.1 million from RTGel sales under the Allergan Agreement, respectively. In the future, we may generate revenue from a combination of product sales, if approved, reimbursements, up-front payments, milestone payments and royalties in connection with the Allergan Agreement and future collaborations. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, if approved, to the extent any are successfully commercialized. If we fail to achieve clinical success and/or to obtain regulatory approval of any of our product candidates in a timely manner, our ability to generate future revenue will be impaired.

Research and Development Expenses, Net

Research and development expenses, net consist primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;
•	expenses incurred under agreements with third parties, including clinical research organizations (“CROs”), subcontractors, suppliers and consultants, nonclinical studies and clinical trials;
•	expenses incurred to acquire, develop and manufacture nonclinical study and clinical trial materials; and
•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs.

We expense all research and development costs as incurred. In light of the fact that our employees and internal resources may be engaged in projects for multiple programs at any time, our focus is on total research and development expenditures, and we do not allocate our internal research and development expenses by project.

We estimate nonclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations that conduct and manage nonclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (the “R&D Law”), from the Israel Innovation Authority in Israel (the “IIA”), formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, an independent and impartial public entity, for some of our development programs. As of September 30, 2019, we had received grants in the aggregate amount of $2.1 million.

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

A recipient of a grant from the IIA is obligated to pay royalties generally at a rate of 3% to 5% on revenues from sales of products developed in whole or in part with IIA-funded technology, up to the amount of the grant related to any such products plus accrued interest. As of September 30, 2019, we have paid $0.8 million in royalties due to the IIA, which has been recorded in cost of revenues in our condensed consolidated results of operations for the year ended December 31, 2018. Under the R&D Law, a company that received grants from the IIA may not transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel without first obtaining the approval of the IIA. We may be required to pay increased royalties of up to 300% of the amount of the original grant and other amounts; if we do not receive such approvals, we may be required to pay significant penalties. Under applicable accounting rules, we deduct the IIA grants from research and development expenses as the applicable costs are incurred. We also had a nonclinical collaboration with Allergan into which we initially entered into in February 2014. We deduct amounts received from the nonclinical collaboration with Allergan from our research and development expenses as the applicable costs are incurred. As a result, our research and development expenses are shown on our financial statements net of the IIA grants and amounts received from the nonclinical collaboration.

We are currently focused on advancing our product candidates, and our future research and development expenses will depend on their clinical success. Research and development expenses will continue to be significant and will increase over at least the next several years as we continue to develop our product candidates and conduct nonclinical studies and clinical trials of our product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not believe that it is possible at this time to accurately project total expenses required for us to reach commercialization of our product candidates. Due to the inherently unpredictable nature of nonclinical and clinical development, we are unable to estimate with certainty the costs we will incur and the timelines that will be required in the continued development and approval of our product candidates. Clinical and nonclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, if and when such arrangements will be entered into, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect our research and development expenses to increase over the next several years as our clinical programs progress and as we seek to initiate clinical trials of additional product candidates. We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (including share-based compensation related to directors, executives, finance, commercial, medical affairs, business development, investor relations, and human resource functions), commercial, medical affairs, external professional service costs, facility costs, accounting and audit services, legal services, and other consulting fees.

We anticipate that our general and administrative expenses will increase in the future as we increase our administrative headcount and infrastructure to support the potential approval and commercialization of our product candidates and our continued research and development programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table sets forth our results of operations for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenues	$—	$283	$(283)
Cost of revenues	—	1,055	(1,055)
Gross loss	—	(772)	772
Operating expenses:
Research and development	9,481	9,574	(93)
General and administrative	13,972	10,743	3,229
Total operating expenses	23,453	20,317	3,136
Operating loss	(23,453)	(21,089)	(2,364)
Finance income, net	1,201	556	645
Net loss	$(22,252)	$(20,533)	$(1,719)

Revenues

Revenues were $0 and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $0.3 million was primarily due to decreased revenue recognized under the Allergan Agreement.

Research and Development Expenses

Research and development (R&D) expenses were $9.5 million and $9.6 million for the three months ended September 30, 2019 and 2018, respectively. Excluding share-based compensation expense of $2.1 million and $3.8 million for the three months ended September 30, 2019 and 2018, respectively, overall R&D expenses increased by $1.6 million. The net R&D change is comprised of an increase of $1.2 million in costs associated with UGN-101 manufacturing and clinical activities. Additionally, during the three months ended September 30, 2019 there was a $0.3 million increase of clinical activity costs related to the UGN-102 Phase 2b clinical trial, and a $0.1 million increase in other R&D pipeline activities, compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses were $14.0 million and $10.7 million for the three months ended September 30, 2019 and 2018, respectively. The increase in general and administrative expenses of $3.3 million resulted primarily from a $2.2 million increase in payroll due to headcount and related costs to support our growing business and an increase of $1.4 million in commercialization activities in preparation for our first product launch. The increase is partly offset by a decrease in share-based compensation expense of $0.5 million.

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses, net, was $1.2 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $0.6 million in interest and other income was primarily due to increased interest earned on our cash and cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table sets forth our results of operations for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenues	$18	$1,128	$(1,110)
Cost of revenues	—	1,803	(1,803)
Gross profit (loss)	18	(675)	693
Operating expenses:
Research and development	29,203	25,469	3,734
General and administrative	40,454	27,019	13,435
Total operating expenses	69,657	52,488	17,169
Operating loss	(69,639)	(53,163)	(16,476)
Finance income, net	3,466	1,323	2,143
Realized loss on sale of short-term investment	—	(100)	100
Net loss	$(66,173)	$(51,940)	$(14,233)

Revenues

Revenues were $18,000 and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $1.1 million was primarily due to decreased revenue recognized under the Allergan Agreement.

Research and Development Expenses

R&D expenses were $29.2 million and $25.5 million for the nine months ended September 30, 2019 and 2018, respectively. The $3.7 million increase in R&D expenses is mainly due to an increase of $3.4 million in costs associated with the UGN-101 Phase 3 clinical trial, $1.7 million of increased clinical activity of the UGN-102 Phase 2b clinical trial, and an increase of $0.9 million of headcount and related costs to support increased clinical trial activities. The remaining increase of $0.4 million relates to increase in other pipeline R&D activities offset by a decrease in share-based compensation expense of $2.7 million.

General and Administrative Expenses

General and administrative expenses were $40.5 million and $27.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in general and administrative expenses of $13.5 million resulted primarily from an increase in share-based compensation expense of $2.8 million, mainly due to new grants to executive management and employees. The remaining increase resulted primarily from a $6.1 million increase in payroll and recruitment costs due to headcount and related costs to support our growing business, an increase of $4.1 million in commercialization efforts in preparation for our first product launch and an increase of $0.5 million for other general operating costs.

Interest and Other (Income)Expenses, Net

Interest and other (income) expenses, net, was $3.5 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $2.2 million in interest income was primarily due to increased interest earned on our cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

As of September 30, 2019, we had $221.7 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months.

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

We have incurred losses since our inception and negative cash flows from our operations, and as of September 30, 2019 we had an accumulated deficit of $189.0 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are for the preparation of potential commercial launch of our lead product candidates, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expenses and general and administrative costs.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,017)	$(27,050)
Investing activities	(154,889)	35,313
Financing activities	165,005	64,221
Net change in cash and cash equivalents	$(34,901)	$72,484

Operating Activities

Net cash used in operating activities was $45.0 million during the nine months ended September 30, 2019, compared to $27.1 million during the nine months ended September 30, 2018. The $17.9 million increase was attributable primarily to the increase of $14.2 million in the net loss for the year.

Investing Activities

Net cash used in investing activities was $154.9 million during the nine months ended September 30, 2019, compared to $35.3 million provided by investing activities during the nine months ended September 30, 2018. The decrease of $190.2 million is primarily related to our investment in marketable securities as of September 30, 2019, as compared to the sale of our short-term investment during the nine months ended September 30, 2018.

Financing Activities

Net cash provided by financing activities was $165.0 million during the nine months ended September 30, 2019, compared to $64.2 million during the nine months ended September 30, 2018. The increase is primarily related to the increased net proceeds received from our January 2019 offering as compared to our January 2018 offering.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. Cash amounts held at financial institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2019 we had $221.7 million of cash and cash equivalents and marketable securities, substantially all of which were either not subject to FDIC insurance, or exceeded the FDIC insured limit. We invest our cash primarily in money market accounts, but also invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on September 30, 2019, this change would not have had a material effect on the fair value of our cash and cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

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

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $75.7 million and $20.0 million for the years ended December 31, 2018 and 2017, respectively. For the nine months ended September 30, 2019 and 2018, we reported a net loss of $66.2 million and $51.9 million, respectively. As of September 30, 2019, we had an accumulated deficit of $189.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

We believe that we will continue to expend substantial resources in the foreseeable future for the clinical development of our current product candidates or any additional product candidates and indications that we may choose to pursue in the future. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, and payments for third-party manufacturing and supply, as well as sales and marketing of any of our product candidates that are approved for sale by regulatory agencies. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our clinical stage and nonclinical drug candidates and any other drug candidates that we may develop in the future. Other unanticipated costs may also arise.

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

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;
•	any product liability or other lawsuits related to our products;
•	scientific breakthroughs in the field of urothelial cancer treatment and diagnosis that could significantly diminish the need for our product candidates or make them obsolete; and
•	changes in reimbursement or other regulatory policies that could have a negative impact on our future revenue stream.

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

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our lead product candidates, UGN-101 and UGN-102. As of September 30, 2019, we had cash and cash equivalents and marketable securities of $221.7 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses.

Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months. We expect that we will require additional capital to complete clinical trials, obtain regulatory approval for and commercialize our product candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, convertible debt or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue nonclinical and clinical activities, and pursue regulatory approval for, and to commercialize, our pipeline product candidates. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

If adequate funds are not available to us on a timely basis, we may be required or choose to:

•	delay, limit, reduce or terminate nonclinical studies, clinical trials or other development activities for our product candidates or any of our future product candidates;

•	delay, limit, reduce or terminate our other research and development activities; or
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

We have invested almost all our efforts and financial resources in the research and development of our lead product candidates, UGN-101 and UGN-102. Our future success depends on our ability to market and sell these product candidates. However, these drugs are in various stages of clinical development and each of these drugs has yet to receive regulatory approval from the U.S. Food and Drug Administration, or the FDA, or any other regulatory agency. Our product candidates’ marketability is subject to significant risks associated with successfully completing current and future clinical trials, including:

•

the FDA’s timely acceptance of our Investigational New Drug applications, or IND, for our product candidates. Without such IND acceptances, we will be unable to commence clinical trials in the United States;

•

the FDA’s acceptance of our parameters for regulatory approval relating to UGN-101, UGN-102 and our other product candidates, including our proposed indications, primary and secondary endpoint assessments and measurements, safety evaluations and regulatory pathways, and proposed labeling and packaging;

•	the FDA’s acceptance of the number, design, size, conduct and implementation of our clinical trials, our trial protocols and the interpretation of data from nonclinical studies or clinical trials;
•

our ability to successfully complete the clinical trials of our product candidates, including timely patient enrollment and acceptable safety and efficacy data and our ability to demonstrate the safety and efficacy of the product candidates undergoing such clinical trials;

•	the FDA’s timely acceptance for filing of our New Drug Application, or NDA, for UGN-101;
•	the FDA’s acceptance that the single pivotal Phase 3 clinical trial for UGN-101, will be sufficient to support NDA submission and subsequently, FDA approval;
•

our ability to successfully complete the FDA requirements related to chemistry, manufacturing and controls, or CMC, for UGN-101, UGN-102 and our other product candidates, and if completed, their sufficiency to support an NDA;

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

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;
•	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;
•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;
•	our ability to secure supply of the raw materials from TAPI (Teva Active Pharmaceutical Ingredients) or other suppliers for our product candidates to support clinical trials and commercial use;
•	our ability to obtain, protect and enforce our intellectual property rights with respect to our product candidates; and
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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA and by foreign regulatory authorities. These regulations differ from country to country. To gain approval to market our product candidates, we must provide clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication. We have not yet obtained regulatory approval to market any of our product candidates in the United States or any other country. Our business depends upon obtaining these regulatory approvals. There are currently no drugs approved by the FDA for the treatment of low-grade UTUC and only three drugs have been approved by the FDA for NMIBC, with the last approval having occurred over 15 years ago. The FDA can delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to satisfactorily demonstrate that the product candidates are safe and effective for the target indication;

•	the FDA’s disagreement with our trial protocol, the interpretation of data from nonclinical studies or clinical trials or conduct and control of clinical trials;
•	the patient population studied in the clinical trial may not be sufficiently large, broad or representative to assess efficacy and safety in the patient population for which we seek approval;
•	our inability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s determination that the 505(b)(2) regulatory pathway is not available for our product candidates;
•	the FDA’s determination that additional nonclinical studies or clinical trials are required;
•	the FDA’s determination that the Breakthrough Therapy Designation,, or BTD, for UGN-101 is no longer warranted or our trial results do not meet the criteria for BTD;
•	the FDA’s determination that the Orphan Drug Designation, or ODD, for UGN-101, for the treatment of UTUC is not valid;
•	the FDA’s determination that the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is insufficient for approval;
•	the FDA’s failure to accept the manufacturing processes or facilities of third-party manufacturers with which we contract;
•	the potential for approval policies or regulations of the FDA to significantly change in a manner rendering our clinical data insufficient for approval; or
•	resistance to approval from the FDA’s advisory committee for any reason including safety or efficacy concerns.

Although we completed a rolling NDA submission for UGN-101 for LG UTUC, our NDA may receive a refuse to file communication from FDA during the filing review period or a complete response letter at the conclusion of a substantive FDA review period. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA may grant approval contingent on the performance of costly and potentially time-consuming additional post-approval clinical trials or subject to restrictive risk evaluation and mitigation strategies. The FDA may also approve our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would thus negatively impact our business, results of operations and prospects.

*To date we have only generated limited clinical data for our product candidates.

Positive results in nonclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3 clinical trials, after promising results in nonclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse effects. To date, our clinical trials and other programs have involved small patient populations and because of the small sample size, the results of these clinical trials may be subject to substantial variability and may not be indicative of future results. For instance, only 22 patients were enrolled in the UGN-101 Compassionate Use Program and only 71 patients were treated in our ongoing pivotal Phase 3 OLYMPUS (TC-UT-03) clinical trial for UGN-101. To date, in our Phase 3 Clinical Trial TC-UT-03, we have observed several adverse events, such as ureteric stenosis, urinary tract infection, hematuria, flank pain, nausea and dysuria and serious adverse events, including ureteric stenosis, hydronephrosis, flank pain and urosepsis. In addition, we have observed perturbation of laboratory measures of renal and hematopoietic function as well as ureteral stricture and stenosis. These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. However, we cannot assure you that new adverse events related to UGN-101 and UGN-102 that are not directly attributable to mitomycin specifically will not occur. Additional safety information for UGN-101 is contained under “Management’s Discussion and Analysis of Financial Condition-Overview-UGN-101” of this report, presenting the most common treatment emergent serious adverse events occurring in > 2 patients, by relationship to study medication. In addition, our clinical trials may not be successful. If our clinical trials do not ultimately indicate that our product candidates are safe and effective for their intended use, the FDA may not approve any NDA that we may submit to market such product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

*Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient data become available and following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. In particular, interim data may reflect small sample sizes, be subject to substantial variability and may not be indicative of either future interim results or final results. For instance, at the time when we announced topline results from our ongoing pivotal Phase 3 OLYMPUS clinical trial for UGN-101 in January 2019, only 61 of the 71 patients enrolled in the trial had reached the primary disease evaluation, or PDE, at that time, and the remaining 10 patients were awaiting PDE evaluation. Moreover, while we announced that all evaluated patients who had achieved a complete response, or CR, at PDE remained disease free at six months, we only had six-month durability data on approximately half of the patients who had achieved a CR at PDE. Durability is a key secondary endpoint for our ongoing pivotal Phase 3 OLYMPUS clinical trial. In addition, it is possible that when we obtain and report six-, nine- and twelve-month durability data for the patients who achieved a CR at PDE, durability data for certain patients may not be available due to patients being lost to follow-up, which may result in a smaller sample of durability data than we anticipated. Moreover, while we announced that most treatment-emergent adverse events were characterized as mild or moderate and transient and in line with ureteral procedures, we continue to accrue safety and adverse event data in our ongoing pivotal Phase 3 OLYMPUS clinical trial and additional adverse events may occur. Additional safety information for UGN-101 is contained under “Management’s Discussion and Analysis of Financial Condition—Overview—UGN-101” of this report, presenting the most common treatment emergent serious adverse events occurring in > 2 patients, by relationship to study medication. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our ordinary shares. See the description of risks under the heading “Risks Related to Ownership of our Ordinary Shares” for additional disclosures related to the risk of volatility in the price of our ordinary shares.

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

The process of developing, obtaining regulatory approval for and commercializing our product candidates is long, complex, costly and uncertain, and delays or failure can occur at any stage. The research, testing, manufacturing, labeling, marketing, sale and distribution of drugs are subject to extensive and rigorous regulation by the FDA and foreign regulatory agencies, as applicable. These regulations are agency-specific and differ by jurisdiction. We are not permitted to market any product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory agencies in such countries. To gain approval of an NDA or other equivalent regulatory approval, we must provide the FDA or relevant foreign regulatory authority with nonclinical and clinical data that demonstrates the safety and efficacy of the product for the intended indication.

Before we can submit an NDA to the FDA or comparable similar applications to foreign regulatory authorities, we must conduct Phase 3 clinical trials, or a pivotal/registration trial equivalent, for each product candidate. Our pivotal clinical trial for UGN-101  evaluated 71 patients, and we completed a rolling submission to the FDA of an NDA for UGN-101 in October 2019. We cannot assure you that the FDA will not decide to require us to perform additional clinical trials, including potentially requiring us to perform an additional pivotal study with a control arm, before approving, or as a condition of approving, our NDA for UGN-101.

Phase 3 clinical trials often produce unsatisfactory results even though prior clinical trials were successful. Moreover, the results of clinical trials may be unsatisfactory to the FDA or foreign regulatory authorities even if we believe those clinical trials to be successful. The FDA or applicable foreign regulatory agencies may suspend one or all of our clinical trials or require that we conduct additional clinical, nonclinical, manufacturing, validation or drug product quality studies and submit that data before considering or reconsidering any NDA or comparable foreign regulatory application that we may submit. Depending on the extent of these additional studies, approval of any applications that we submit may be significantly delayed or may cause the termination of such programs or may require us to expend more resources than we have available.

If any of these outcomes occur, we may not receive regulatory approval for the corresponding product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

*Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We may not be able to advance our nonclinical product candidates into clinical development and through regulatory approval and commercialization.

Certain of our product candidates are currently in nonclinical development and are therefore currently subject to the risks associated with nonclinical development, including the risks associated with:

•	generating adequate and sufficient nonclinical safety and efficacy data in a timely fashion to support the initiation of clinical trials;
•	obtaining regulatory approval to commence clinical trials in any jurisdiction, including the submission and acceptance of INDs;
•	contracting with the necessary parties to conduct a clinical trial;
•	enrolling sufficient numbers of patients in clinical trials in timely fashion, if at all; and
•	timely manufacture of sufficient quantities of the product candidate for use in clinical trials.

If we are unsuccessful in advancing our nonclinical product candidates into clinical trials in a timely fashion, our business may be harmed. Even if we are successful in advancing our nonclinical product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in the Annual Report and our other filings with the SEC. Accordingly, we cannot assure you that we will be able to develop, obtain regulatory approval for, commercialize or generate significant revenue from our product candidates.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. We do not know whether our ongoing and future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	obtain regulatory approval or feedback on trial design, in order to commence a trial;
•	identify, recruit and train suitable clinical investigators;
•	reach agreement on acceptable terms with prospective CROs and clinical trial sites, and have such CROs and sites effect the proper and timely conduct of our clinical trials;
•	obtain and maintain institutional review board, or IRB, approval at each clinical trial site;
•	identify, recruit and enroll suitable patients to participate in a trial;
•	have a sufficient number of patients enrolled, complete a trial or return for post-treatment follow-up;
•	ensure clinical investigators and clinical trial sites observe trial protocol or continue to participate in a trial;
•	address any patient safety concerns that arise during the course of a trial;
•	address any conflicts with new or existing laws or regulations;
•	add a sufficient number of clinical trial sites;
•	manufacture sufficient quantities at the required quality of product candidate for use in clinical trials; or
•	raise sufficient capital to fund a trial.

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

*The market opportunities for our product candidates may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We are designing our lead product candidates with the goal of replacing surgery as the standard of care for certain urothelial cancers. However, there is no guarantee that our product candidates, if approved, would be approved for first-line or even later lines of therapy, and, that prior to any such approvals, we will not have to conduct additional clinical trials.

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

*UGN-101, UGN-102 or any of our other product candidates may produce undesirable side effects that we may not have detected in our previous nonclinical studies and clinical trials or that are not expected with mitomycin treatment or inconsistent with catheter administration procedures. This could prevent us from gaining marketing approval or market acceptance for these product candidates, or from maintaining such approval and acceptance, and could substantially increase commercialization costs and even force us to cease operations.

As with most pharmaceutical products, use of UGN-101, UGN-102 or our other product candidates may be associated with side effects or adverse events that can vary in severity and frequency. Our proprietary reverse thermal gelation hydrogel, or RTGel, which is used in the formulation of UGN-101 and UGN-102, has not undergone extensive testing in humans. Side effects or adverse events associated with the use of UGN-101 and UGN-102 may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. To date, in our nonclinical testing, completed Compassionate Use Program for UGN-101 and clinical trials, we have observed several adverse events and serious adverse events, including ureteral stenosis, inhibition of urine flow, rash, flank pain, kidney swelling, kidney infection, urgency in urination and pain during urination. In addition, we have observed transient perturbation of laboratory measures of renal and hematopoietic function as well as ureteral stricture and stenosis. These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. Additional safety information for UGN-101 is contained under “Management’s Discussion and Analysis of Financial Condition—Overview—UGN-101” of this report, presenting the most common treatment emergent serious adverse events occurring in > 2 patients, by relationship to study medication.  However, we cannot assure you that we will not observe additional drug or procedure-related serious adverse events in the future or that the FDA will not determine them as such. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits, which will harm our business.

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

•	the FDA or foreign regulatory authorities issuing negative publicity regarding the affected product, including safety communications;
•	our being limited with respect to the safety-related claims that we can make in our marketing or promotional materials;
•	our being required to change the way the product is administered, conduct additional nonclinical studies or clinical trials or restrict or cease the distribution or use of the product; and
•	our being sued and held liable for harm caused to patients.

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

Even if we obtain FDA or foreign regulatory approvals for our product candidates, the commercial success of such products will depend significantly on their broad adoption and use by physicians, for approved indications, including, in the case of UGN-101, for the first-line treatment of LG UTUC, and in the case of UGN-102, for the first-line treatment of intermediate risk LG NMIBC, and for other therapeutic indications that we may seek to pursue with any of our product candidates. Physicians treating LG UTUC and intermediate risk LG NMIBC have never had to consider first-line treatments other than surgery. The degree and rate of physician and patient adoption of our product candidates, if approved, will depend on a number of factors, including:

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

•

whether treatment with our product candidates, including the treatment of LG UTUC with UGN-101 and the treatment of intermediate risk LG NMIBC with UGN-102, will be deemed to be an elective procedure by third- party payors; if so, the cost of treatment would be borne by the patient and would be less likely to be broadly adopted;

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

*If we are not successful in developing, receiving regulatory approval for and commercializing our nonclinical and clinical product candidates other than UGN-101 or UGN-102, our ability to expand our business and achieve our strategic objectives could be impaired.

Although we will devote a substantial portion of our resources to the continued clinical testing and potential approval of UGN-101 for the treatment of LG UTUC and UGN-102 for the treatment of intermediate risk LG NMIBC, another key element of our strategy is to discover, develop and commercialize a portfolio of products to serve additional therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and those that we have are geared towards clinical testing and seeking regulatory approval of UGN-101, UGN-102 and our other existing product candidates. We may also explore strategic collaborations for the development or acquisition of new products, but we may not be successful in entering into such relationships. While we have commenced a single pivotal Phase 3 clinical trial for UGN-101 and a Phase 2b clinical trial for UGN-102, all of our other potential product candidates remain in the nonclinical and/or early clinical stages of development. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

*Our product candidates, if approved, will face significant competition with competing technologies and our failure to compete effectively may prevent us from achieving significant market penetration.

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

We are also aware that other companies, such as Taris and Lipac are conducting, or have recently conducted clinical trials for product candidates for the treatment of intermediate risk LG NMIBC, including carcinoma in situ, or CIS. Outside of these indications where we are developing products, we are aware of other companies doing work in both Bladder and Upper Tract cancers, but these are with agents or on targets in high-grade, metastatic, or muscle invasive cancers. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product candidates.

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

In the future, we may acquire or in-license additional product candidates and technologies. Any product candidate or technologies we in-license or acquire will likely require additional development efforts prior to commercial sale, including extensive nonclinical or clinical testing, or both, and approval by the FDA and applicable foreign regulatory authorities, if any. All product candidates are prone to risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate, or product developed based on in-licensed technology, will not be shown to be sufficiently safe and effective for approval by regulatory authorities. If intellectual property related to product candidates or technologies we in-license is not adequate, we may not be able to commercialize the affected products even after expending resources on their development. In addition, we may not be able to manufacture economically or successfully commercialize any product candidate that we develop based on acquired or in-licensed technology that is granted regulatory approval, and such products may not gain wide acceptance or be competitive in the marketplace. Moreover, integrating any newly acquired or in-licensed product candidates could be expensive and time-consuming. If we cannot effectively manage these aspects of our business strategy, our business may be materially harmed.

*We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce UGN-101, UGN-102 and UGN-201 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-101, UGN-102 and UGN-201, if approved. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers and with single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our potential commercialization efforts. This increases the risk that we will not have sufficient quantities of UGN-101, UGN-102 or UGN-201 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce UGN-101, UGN-102 and UGN-201 for our nonclinical studies, clinical trials and commercial use, should our drug candidates receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd., or Teva, as our single-source supplier of mitomycin active pharmaceutical ingredient, or API, for UGN-101 and UGN-102. Teva is in the midst of a corporate restructuring. Although we are not aware of any impact of the restructuring as currently in effect on Teva’s ability or willingness to supply us with mitomycin API in the quantities and on the timeline required, it is possible that the restructuring could adversely affect our ability to obtain mitomycin in any given period and could require us to expend funds and effort to identify and engage one or more alternate suppliers of mitomycin. We also currently depend on single sources for the gel contained in UGN-101 and UGN-102, and imiquimod for UGN-201. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements if UGN-101, UGN-102 or any of our other product candidates is approved for marketing by the FDA or foreign regulatory authorities. We also rely on a single third-party manufacturer to produce our proprietary drug product, or final mitomycin formulation, necessary for our clinical trial and commercial requirements. We have yet to complete the mitomycin drug product validation process, and scale-up work at this manufacturer that would be required for approval and commercial purposes, and there is a risk that we will not be able to do so in a timely or satisfactory manner. Even if we establish ourselves as an approved commercial supplier of mitomycin through this drug product manufacturer, we plan to continue to rely on third parties for such production of mitomycin API, as well as for the raw materials, compounds and components necessary to produce our product candidates and for nonclinical studies and clinical trials. We would expect that if we become a commercial supplier of mitomycin, through a third-party manufacturer of mitomycin, it would provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we have no experience as a company in the commercial supply of drugs and may never be successful as a commercial supplier of mitomycin.

Even if we are successful in being approved as a commercial supplier of mitomycin, cost-overruns, unexpected delays, equipment failures, logistics breakdowns, labor shortages, natural disasters, power failures, production failures or product recalls, and numerous other factors could prevent us from realizing the intended benefits of our sales strategy and have a material adverse effect on our business. Further, establishing ourselves as a commercial supplier of mitomycin, if we choose to pursue this, will require additional investment, will be time-consuming and may be subject to delays, including because of shortage of labor, compliance with regulatory requirements or receipt of necessary regulatory approvals. In addition, building out our mitomycin commercial supply capabilities may cost more than we currently anticipate, and delays or problems may adversely impact our ability to provide supply for the development and commercialization of our product candidates as well as our financial condition.

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

We do not have the ability to independently conduct many of our nonclinical studies or our clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs to conduct clinical trials on our product candidates. Third parties play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. Due to the limited drug development for non-muscle invasive urothelial cancers over the past 15 years, neither we nor any third-party clinical investigators, CROs and/or consultants are likely to have extensive experience conducting clinical trials for the indications we are targeting. If our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize our product candidates.

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

*If we fail to manage our growth effectively, our business could be disrupted.

As of September 30, 2019, we had 100 employees, of whom 40 are based in Israel and 60 are based in the United States. We will need to continue to expand our development, quality, sales, managerial, operational, finance, marketing and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

Our commercial success depends in part upon our ability to obtain and maintain patent protection and utilize trade secret protection for our intellectual property and proprietary technologies, our products and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection and confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to hydrogel-based pharmaceutical compositions for optimal delivery of a drug in internal cavities such as the bladder, the method for treating urothelial cancer using hydrogel-based compositions, the method for treating overactive bladder topically without the need for injections, an in-dwelling ureter catheter system for optimal delivery of a drug into the renal cavity, and pharmaceutical compositions comprising an imidazoquinolin (amine) and lactic acid for use in a method for the treatment of bladder diseases, as well as other intellectual property advancements.

We seek patent protection for our product candidates, and we have established several patent families comprised of issued patents and pending patent applications covering our proprietary RTGel formulation technology and the formulations, methods of use and manufacturing aspects of our product candidates. In the United States, we currently have 15 granted patents that are directed to protect our lead product candidates, UGN-101, UGN-102, a proprietary formulation of RTGel in combination with Botulinium Toxin, UGN-201 and RTGel as well as to our future product candidates that are under company research. These patents claim methods, systems, combination products and novel compositions for treating cancer in internal cavities, in particular urinary tract cancer. These issued patents are expected to expire between 2024 and 2035. Moreover, our IP portfolio includes more than 45 pending patent applications filed worldwide that are directed to various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof.  These patent applications, if issued, set to expire between 2031-2036.

Specifically, we received three issued patents in the USA and two in the European Union that protect broadly our lead product candidates UGN-101 and UGN-102. We filed four pending patent applications relating to the product candidate combining our proprietary formulation of RTGel and BOTOX in the USA, European Union, China and Israel as well as one granted patent in Russia. In addition, we have two granted patents related to UGN-201 in the United States as well as two granted patents in the European Union, two granted patents in Japan and one granted patent in each of Australia, Mexico, China, Russia, Canada and Hong Kong, each of which is expected to remain in effect until approximately 2032. In addition to the issued patents mentioned above, our portfolio includes pending patent applications and issued patents which are directed to UGN-201 in the European Union, Japan, Hong Kong, China, Canada, Brazil and Israel. Moreover, we hold five granted patents in the United States and many patent applications filed worldwide that claim novel formulations of phospholipid drug analogs (saturated lipid conjugate compositions) for the treatment of various types of cancer including urinary tract cancer.

Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are known compounds and our granted patents and pending patent applications are directed inter alia to novel formulations of these known compounds with our proprietary RTGel technology. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our patent claims, but which may contain the same active ingredients, or by seeking to invalidate our patents. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

However, one or more of the patent applications that we filed or license may fail to result in granted patents in the United States or foreign jurisdictions, or if granted may fail to prevent a potential infringer from marketing its product or be deemed invalid and unenforceable by a court. Competitors in the field of reverse thermal gel therapies have created a substantial amount of scientific publications, patents and patent applications and other materials relating to their technologies. Our ability to obtain and maintain valid and enforceable patents depends on various factors, including interpretation of our technology and the prior art and whether the differences between them allow our technology to be patentable. Patent applications and granted patents are complex, lengthy and highly technical documents that are often prepared under limited time constraints and may not be free from errors that make their interpretation uncertain. The existence of errors in a patent may have an adverse effect on the patent, its scope and its enforceability. Our pending patent applications may not issue, and the scope of the claims of patent applications that do issue may be too narrow to adequately protect our competitive advantage. Also, our granted patents may be subject to challenges or narrowly construed and may not provide adequate protection.

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

*We may receive only limited protection, or no protection, from our issued patents and patent applications.

There can be no assurance that the patent applications will be granted. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained.

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

We filed applications for trademarks that identify our branding elements, UGN-101 in the United States, Europe and Japan. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

We are conducting a single pivotal Phase 3 clinical trial for UGN-101 and a Phase 2b clinical trial of UGN-102 with the intent of using the FDA’s Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for UGN-101, UGN-102 and our other product candidates by potentially decreasing the amount of nonclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that our product candidates are reformulations of existing drugs and, therefore, will not be treated as new chemical entities, or NCEs, the submission of an NDA under the Section 505(b)(2) pathway does not preclude the FDA from determining that the product candidate that is the subject of such submission is an NCE and therefore not eligible for review under such regulatory pathway.

If the FDA does not allow us to pursue the Section 505(b)(2) pathway as anticipated, we may need to conduct additional nonclinical experiments and clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely increase significantly. Moreover, inability to pursue the Section 505(b)(2) pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) pathway, our product candidates may not receive the requisite approvals for commercialization.

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

The stock market in general has been, and the market price of our ordinary shares in particular has been and may continue to be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our ordinary shares on the Nasdaq Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	actual or anticipated variations in our and our competitors’ results of operations and financial condition;
•	physician and market acceptance of our products;
•	the mix of products that we sell;
•	our success or failure to obtain approval for and commercialize our product candidates;
•	changes in the structure of healthcare payment systems;
•	changes in earnings estimates or recommendations by securities analysts, if our ordinary shares are covered by analysts;
•	development of technological innovations or new competitive products by others;
•	announcements of technological innovations or new products by us;
•	publication of the results of nonclinical or clinical trials for UGN-101, UGN-102 or our other product candidates;
•	failure by us to achieve a publicly announced milestone;
•	delays between our expenditures to develop and market new or enhanced product candidates and the generation of sales from those products;
•	developments concerning intellectual property rights, including our involvement in litigation brought by or against us;
•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;
•	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;
•	changes in our expenditures to promote our products;
•	our sale or proposed sale, or the sale by our significant shareholders, of our ordinary shares or other securities in the future;
•	changes in key personnel;
•	success or failure of our research and development projects or those of our competitors;
•	the trading volume of our ordinary shares; and
•	general economic and market conditions and other factors, including factors unrelated to our operating performance.

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

Our officers, directors and entities affiliated with certain of our directors beneficially own a significant portion of our outstanding ordinary shares. Accordingly, these persons are able to significantly influence, though not independently determine, the outcome of matters required to be submitted to our shareholders for approval, including decisions relating to the election of our board of directors, and the outcome of any proposed merger or consolidation of our company. These interests may not be consistent with those of our other shareholders. In addition, these persons’ significant interest in us may discourage third parties from seeking to acquire control of us, which may adversely affect the market price of our ordinary shares.

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

Risks Related to our Operations in Israel

*Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of September 30, 2019, we had 40 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

*The Israeli government grants we have received for research and development activities restrict our ability to manufacture products and transfer technologies outside of Israel and require us, in addition to the payment of royalties, to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to refund grants previously received and incur financial penalties.

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984, or the R&D Law, from the Israel Innovation Authority in Israel, or the IIA, formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, an independent and impartial public entity, for some of our development programs. Through September 30, 2019, we had received grants in the aggregate amount of $2.1 million. We may in the future apply to receive additional grants from the IIA. However, we cannot predict whether we will be entitled to any future grants, or the amounts of any such grants.

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

A recipient of a grant from the IIA is obligated to pay royalties generally at a rate of 3% to 5% on revenues from sales of products developed with IIA-funded technology, up to the amount of the grant related to any such products plus accrued interest. As of September 30, 2019, we have paid $0.8 million in royalties due to the IIA, which has been recorded in cost of revenues in our results of operations for the year ended December 31, 2018. Under the R&D Law, a company that received grants from the IIA may not transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel without first obtaining the approval of the IIA. We may be required to pay increased royalties of up to 300% of the amount of the original grant and other amounts; if we do not receive such approvals, we may be required to pay significant penalties.

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

Risks Related to Our Management and Employees

*We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of September 30, 2019, we had 100 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL

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

Company Name

November 12, 2019	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

November 12, 2019	By:	/s/ Peter Pfreundschuh
Peter Pfreundschuh
Chief Financial Officer (Principal Financial and Accounting Officer)