Form 10-K
period 2019-12-31
UroGen Pharma Ltd.
filed 2020-03-02
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ________________

Commission file number: 001-38079

UROGEN PHARMA LTD.

(Exact name of registrant as specified in its charter)

Israel	98-1460746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
400 Alexander Park, Princeton, NJ	08540
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(646) 768-9780

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Ordinary Shares, par value NIS 0.01 per share	URGN	The Nasdaq Stock Market LLC

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 28, 2019 totaled approximately $695.3 million based on the closing price for the registrant’s ordinary shares on that day as reported by the Nasdaq Stock Market LLC. Such value excludes ordinary shares held by executive officers, directors and certain entities affiliated with directors as of June 28, 2019.

As of February 19, 2020, there were 21,154,965 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2019 are incorporated by reference into Part III of this report.

III

PART I

Introduction

Unless otherwise indicated, “UroGen Pharma,” “the Company,” “our Company,” “we,” “us” and “our” refer to UroGen Pharma Ltd.  and its subsidiary, UroGen Pharma, Inc.

UroGen RTGel and Jelmyto are trademarks of ours that we use in this Annual Report. This Annual Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to our trademark and tradenames.  We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•

the timing and conduct of our clinical trials of UGN-101, UGN-102 and our other product candidates, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;

•	the clinical utility, potential advantages and timing or likelihood of regulatory filings and approvals of UGN-101, UGN-102 and our other product candidates;
•

our expectations regarding the current new drug application, or NDA, review process for UGN-101 or our plans regarding utilization of regulatory pathways that would allow for accelerated marketing approval in the United States;

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

•	our plans to develop and commercialize our product candidates;

•	our estimates regarding the commercial potential and market opportunity for our product candidates;
•

our estimates regarding expenses, future revenues, capital requirements and the need for additional financing; our planned level of capital expenditures and our belief that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months;

•	the impact of our research and development expenses as we continue developing product candidates;
•	the future nonclinical, clinical development of newly licensed products, including UGN-301, and their commercial opportunity; and
•	the impact of government laws and regulations.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot guarantee future results, level of activity, performance or achievements. You should refer to the section of this Annual Report under Part I, Item 1A, “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Item 1. Business

Overview

We are a biopharmaceutical company dedicated to building and commercializing novel solutions that treat specialty cancers and urologic diseases. We have developed RTGel™ reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based platform technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our lead investigational candidates, UGN-101 and UGN-102, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial carcinoma, or LG UTUC, and low-grade non-muscle invasive bladder cancer, or LG NMIBC, respectively.

We estimate that the annual treatable population of LG UTUC in the United States is approximately 6,000 to 7,000, and that the annual treatable population of LG Intermediate Risk NMIBC in the United States is approximately 80,000.

We believe that RTGel-based drug formulations, which provide for the sustained release of an active drug, may improve the efficacy of treatment of various types of urothelial cancer with an acceptable safety profile that permits the natural flow of fluids from the kidney via the urinary tract to the bladder. Our formulations are designed to achieve this by increasing the dwell time in the kidney and bladder to maximize tissue exposure of the active drug. Consequently, we believe that RTGel-based drug formulations may enable us to overcome the anatomical and physiological challenges that have limited the efficacy of medicines applied locally to the urinary tract.

In December 2019, the FDA accepted for filing and granted priority review for our New Drug Application, or NDA, for UGN-101 (mitomycin gel) for instillation as a potential treatment for patients with LG UTUC. If approved, UGN-101 would be the first non-surgical treatment option for LG UTUC. We are on track for the potential FDA approval and launch of UGN-101 by mid-year 2020. The FDA previously granted Orphan Drug, Fast Track, and Breakthrough Therapy Designations to UGN-101 for the treatment of LG UTUC. The NDA is supported by the positive results from the pivotal Phase 3 OLYMPUS clinical trial. Results from a final analysis of the primary endpoint showed that UGN-101 demonstrated a complete response rate of 59% in patients with LG UTUC. In addition, the durability of response was estimated to be 89% at six months and 84% at 12 months by Kaplan Meier analysis. Median time to recurrence was estimated to be 13 months. The most commonly reported treatment emergent adverse events were ureteric stenosis (43.7%), urinary tract infection (32.4%), haematuria (31.0%), flank pain (29.6%) nausea (23.9%), dysuria (21.1%), renal impairment (19.7%) and vomiting (19.7%). The majority of these adverse events were mild to moderate with 8.5% of patients having events of ureteric stenosis reported as severe.

In addition, we are evaluating the safety and efficacy of UGN-102 (mitomycin gel) for intravesical instillation, our novel sustained-release high dose formulation of mitomycin, for the treatment of LG Intermediate Risk NMIBC.  In September 2019, we reported the interim data of our Phase 2b OPTIMA II trial of investigational UGN-102 (mitomycin gel) for intravesical instillation for patients with LG Intermediate Risk NMIBC, defined as those with one or two of the following criteria: multifocal disease, large tumors and rapid rates of recurrence. The single-arm, open label trial recently completed enrollment of 63 patients at clinical sites across the United States and Israel. Patients are treated with six weekly instillations of UGN-102 and undergo assessment of complete response, or CR (the primary endpoint) four to six weeks following the last instillation. In an interim cohort of 32 patients, 63% (20/32) achieved a CR. We also intend to pursue a 505(b)(2) regulatory pathway for UGN-102. We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of LG Intermediate Risk NMIBC patients.

We believe that urothelial cancer, which is comprised of bladder cancer and UTUC, affects a large and underserved patient population. Annual expenditures for Medicare alone in the United States for the treatment of urothelial cancer were estimated to have been at least $4.0 billion in 2010 and are projected to be at least $5.0 billion in 2020. The majority of the expenditures are spent on tumor resection surgeries such as transurethral resection of bladder tumor, or TURBT. In 2015, the estimated prevalence of urothelial cancer in the United States was 700,000 with an annual incidence of approximately 80,000. The prevalence of LG NMIBC in the United States was approximately 350,000.

Our clinical stage pipeline also includes UGN-201, our proprietary immunotherapy product candidate, a toll-like receptor 7/8, or TLR 7/8 agonist, which has been evaluated for the treatment of high-grade NMIBC, which may include carcinoma in situ, or CIS. UGN-201 is a novel, liquid formulation of imiquimod, a generic TLR7/8, agonist. Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with additional immunotherapy drugs, such as immune checkpoint inhibitors could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab (UGN-301, anti-CTLA-4 antibody) via intravesical delivery in combination with UGN-201 (together referred to as UGN-302) for the treatment of urinary tract cancers, initially in high-grade non-muscle invasive bladder cancer, or HG NMIBC. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In October 2016, we granted an exclusive worldwide license to Allergan Pharmaceuticals International Limited, or Allergan, a wholly owned subsidiary of Allergan plc, to research, develop, manufacture, and commercialize pharmaceutical products formulated with our RTGel technology platform and clostridial toxins, including BOTOX®, a branded drug, that we believe can potentially serve as an effective treatment option for patients suffering from overactive bladder, or OAB. In August 2017, we announced that Allergan had submitted an Investigational New Drug application, or IND, to the FDA in order to be able to commence clinical trials in the U.S. using RTGel in combination with BOTOX. In October 2017, Allergan commenced a Phase 2 clinical trial of BOTOX/RTGel for the treatment of OAB, with the potential to evolve from multiple injections of BOTOX into the bladder to a single instillation of the novel formulation.

Our Product Candidate Pipeline

The following chart summarizes the current status of our product candidate pipeline:

Uro-Oncological Indications Targeted by Our Product Candidates

Our product candidates are administered locally using the standard practice of intravesical instillation directly into the bladder or upper urinary tract via a catheter. The instillation into the bladder is expected to take place in a physician’s office as a same-day treatment, in comparison with TURBT or similar surgical procedures, which are operations conducted under general anesthesia and may require an overnight stay. Surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by removing the need for surgery, patients may avoid potential complications associated with surgery.

Upper Tract Urothelial Carcinoma (UTUC)

UTUC refers to malignant changes of the urothelium (the epithelial lining) of the upper urinary tract of the calyces, renal pelvis and ureter. LG UTUC managed with endoscopic resection typically exhibits a high rate of local recurrence. HG UTUC is associated with renal parenchymal invasion and the development of metastases. UTUC accounts for approximately 5% to 10% of all new cases of urothelial cancer, which corresponds to an estimated annual incidence in the United States of up to 8,000 cases. UTUC is nearly three times more common in men than women and is typically diagnosed in patients in the 6th and 7th decades of life. Tumor grade is the key prognostic factor at the time of diagnosis of UTUC and is assigned based upon microscopic examination of tumor tissue. Approximately 40% of the patients diagnosed annually with UTUC in the United States have LG UTUC.

There are currently no drugs approved by the FDA for the treatment of LG UTUC. Due to the anatomic complexity of the upper urinary tract, complete endoscopic resection of UTUC is technically very challenging. Endoscopic surgical resection of LG UTUC is associated with high rates of local recurrence (50-90%). Consequently, most LG UTUC patients ultimately undergo kidney and ureter removal to control disease (nephroureterectomy).

Endoscopic tumor resection, which aims to be a kidney sparing surgical procedure, is conducted only in patients with low-grade disease and with limited tumor burden (unifocal tumor, low grade histology, less than 2 cm in greatest dimension).

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

Bladder cancer (annual US incidence 80,000, prevalence 700,000) accounts for approximately 90% to 95% of all new cases of urothelial cancer in the United States. Bladder cancer is nearly three to four times more common in men than women, and, is most commonly diagnosed in the elderly. Bladder cancers are described as non-muscle invasive or muscle-invasive based on how far into the wall of the bladder they have invaded. The physical extent and anatomic location of a tumor is described by clinical staging. The American Joint Committee on Cancer has established an accepted staging system called the tumor, nodes, metastasis, or TNM System. NMIBC includes the clinical stages Ta (papillary urothelial cancer confined to the urothelium), T1 (papillary urothelial cancer invading the lamina propria) and CIS (carcinoma in situ, a form of high-grade NMIBC). NMIBC is associated with high rates of relapse following endoscopic surgery and treatment with aqueous adjuvant topical chemo and immunotherapy. Progression rates to muscle invasion approach 30-50% in patients with high-grade T1 disease associated with CIS. Patients with low-grade NMIBC are treated by chronic endoscopic resection of visible lesions, typically over a period of many years. Patients with LG Intermediate Risk NMIBC have frequent recurrences of disease that can be difficult to control using contemporary standards of care. MIBC which is described as >T2 in the TNM system, is treated with systemic chemo- and/or immunotherapy followed by consolidative radiation therapy or bladder removal surgery (radical cystectomy) in patients with clinically organ-confined disease. Patients presenting with advanced/metastatic bladder cancer have a limited life expectancy.

Non-Muscle Invasive Bladder Cancer

NMIBC can be characterized as low, intermediate, or high risk and can also be characterized as low- or high-grade. Low-grade, intermediate risk tumors are defined as having one of more of following characteristics: tumor larger than 3 cm, multiple tumors in the bladder and a recurrence in less than one year from the prior tumor. We estimate based upon a review of peer-reviewed and publicly available data that approximately 20% of the prevalent NMIBC population (80,000) may be described as intermediate risk in any given year.

The chart below indicates the target patient population for LG NMIBC at intermediate risk of recurrence:

The standard of care for treating LG Intermediate Risk NMIBC patients is TURBT. TURBT is a surgical procedure for tumor removal conducted under general anesthesia in a hospital setting and may require an overnight stay. Moreover, TURBT’s success is tied to the physician’s ability to overcome challenges in properly identifying, reaching and resecting all tumors. No drugs have been approved by the FDA as a treatment for LG NMIBC and only three drugs have been approved by the FDA for NMIBC, all used as adjuvant treatment, following TURBT. Efficacy of drug treatments has historically been limited due to challenges presented by bladder physiology, specifically the fact that urine is produced and voided frequently, thus diluting the concentration of the drug almost immediately and causing the excretion of the drug from the bladder at first urine voiding. A subset of LG NMIBC patients is at risk for frequent local recurrences. Due to lack of treatment options to reduce recurrences in these patients, they are managed with repeat TURBT for each subsequent recurrence.

Recent Developments

In December 2019, we entered into a sales agreement with Cowen and Company, LLC, or Cowen, pursuant to which we may from time to time offer and sell ordinary shares  having an aggregate offering price of up to $100.0 million to or through Cowen, acting as sales agent or principal.

On January 12th, 2020, the Israeli Innovation Authority, or IIA, approved our request to unwind our obligation to the IIA regarding grants that were loaned to us between January 2004 and September 2016. We have previously reported that the repayment of these grants could be up to three-times of the original grants and other amounts. Under the approval from the IIA, we will be required to:

1.

Make a one-time payment in 2020, for up to three-times the grants provided (linked to Plan No. 33889) plus annual interest, net of a deduction for the royalties already paid in accordance with Appendix B of the Section 18(F) to Instructions for Benefit Track No. 1 - R&D Fund, or Benefit Track.

2.

Make a commitment to continue employment of at least 75% of its base research and development jobs in Israel (at the time of settlement) for a period of at least 3 years, in accordance with Appendix B of the Benefit Track.

The total payment under the IIA approval, net of the royalties already paid, amounts to $6.6 million plus any additional accrued interest since January 2020. We intend to make this payment in the first quarter of 2020.

Subject to payment to the IIA to unwind our obligation, we will have full freedom to transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel. Other than the commitment to continue employment as discussed above, all other obligations with the IIA will also cease to exist as per the current agreement.

Our Competitive Strengths

We believe our lead product candidates for uro-oncology, which are being developed by leveraging our expertise in drug development and our proprietary formulation technology, have the ability to replace the repetitive, costly, sub-optimal and burdensome tumor resection procedures that represent the current standard of care. Furthermore, we believe our proprietary formulation technology has broad applications and may allow us to develop additional product candidates for indications within and beyond the urinary tract.

Potential ability to develop minimally invasive, drug therapies for uro-oncology. Leveraging our innovative formulation technology, we are developing two lead product candidates, UGN-101 and UGN-102, as potential replacements to treatment for LG UTUC and NMIBC, respectively. Both UGN-101 and UGN-102 are chemoablation agents designed to overcome the challenges posed by the anatomy of the urinary tract by increasing the dwell time and enhancing the tissue coverage of mitomycin. Clinical data generated to date supports our belief that our lead product candidates may provide new therapeutic options to the current tumor surgical procedures, providing a chemoablation treatment that has the potential to better eradicate tumors irrespective of their detectability and location within the urinary tract.

Expertise in developing proprietary formulations of drugs for clinical benefit. We focus on developing proprietary RTGel formulations of previously approved drugs and novel therapeutics which we are investigating, whose efficacy for a particular indication is limited by current formulations or routes of administration. While we have not yet brought a drug to market, our expertise has enabled us to develop proprietary RTGel-based formulations for previously approved drugs, including clinical stage proprietary formulations of mitomycin and botulinum toxin. Our formulations are designed to significantly increase the dwell time and exposure of the drugs to the target sites and limit the need for urine retention, potentially providing enhanced clinical activity, reduced patient burden and increased patient compliance over existing formulations and modes of administration. We have a strong research and development team to advance our product candidates.

Streamlined development risks and efficiencies for our pipeline product candidates. We expect the approval process for each of our current uro-oncology product candidates to comply with the FDA’s 505(b)(2) regulatory pathway, and provide a streamlined, capital efficient pathway when compared to traditional drug development. Furthermore, two of our product candidates, UGN-101 and UGN-201, have received Orphan Drug Designation from the FDA for the treatment of LG UTUC and CIS, respectively, which we expect will provide seven years of regulatory exclusivity following FDA approval, if received. UGN-101 was also granted Fast Track, Breakthrough Therapy and Priority Review Designations by the FDA.

Leverageable proprietary formulation technology. We believe that RTGel has multiple potential applications beyond urology. Our formulation know-how may enable us to develop different drug formulations to facilitate the delivery, retention and sustained release of active drugs to a variety of targeted body cavities. We believe that our proprietary formulation technology can improve the efficacy of locally administered drugs in body cavities that present anatomical and physiological challenges related to frequent wash out, rapid excretion and bodily secretions. In October 2016, we announced that we licensed worldwide rights to a proprietary RTGel formulation with BOTOX® to Allergan for the treatment of overactive bladder and related indications pursuant to the Allergan Agreement.

Strong intellectual property position. We have a robust intellectual property portfolio that includes 35 issued patents worldwide and more than 75 pending patent applications filed worldwide. In the United States, we have 16 granted patents.  Most of these patents are directed to protect our lead product candidates UGN-101, UGN-102 and UGN-201 as well as our RTGel technology and our other potential product candidates that are under nonclinical review. These patents claim methods, systems, and novel compositions and combinations for treating cancer in internal cavities, in particular treating a urinary tract cancer. These issued patents are expected to expire between 2024 and 2032. Our pending patent application in the United States is set to expire in 2035, if issued. Additionally, the FDA has granted Orphan Drug Designation to UGN-101 for the treatment of LG UTUC which potentially entitles us to regulatory exclusivity for UGN-101 for seven years following FDA approval.

Experienced and accomplished leadership team with proven track record. We have an experienced management team, with each member possessing deep experience in the biopharmaceutical and related industries. Our Chief Executive Officer, Liz Barrett was CEO of Novartis Oncology and a member of the Executive Committee of Novartis. She previously served as Global President of Oncology at Pfizer Inc. At Pfizer, she held numerous leadership positions, including President of Global Innovative Pharma for Europe, President of the Specialty Care Business Unit for North America, and President of United States Oncology. Prior to Pfizer, she was Vice President and General Manager of the Oncology Business Unit at Cephalon Inc. Ms. Barrett also worked at Johnson & Johnson. In addition, our Chairman, Arie Belldegrun, M.D., is a seasoned biotech executive and was the founder, Chairman, Chief Executive Officer and President of Kite Pharma, Inc., which was sold to Gilead Sciences, Inc. Dr. Belldegrun is also a urologist by training. We believe that our leadership team is well-positioned to lead us through clinical development, regulatory approval and commercialization for our product candidates.

Our Growth Strategy

We are a biopharmaceutical company dedicated to building and commercializing novel solutions that treat specialty cancers and urologic diseases.  Some key growth drivers are as follows:

Establish each of our lead product candidates, UGN-101 and UGN-102, as the treatment in its target indication.

We initiated a rolling submission of the UGN-101 NDA using the 505(b)(2) pathway through submission of nonclinical sections of the NDA to the FDA in December 2018. In December 2019, the FDA accepted our NDA submission and granted Priority Review Designation.

We submitted an IND for UGN-102 in June 2018. We recently completed enrollment in an open-label, single-arm Phase 2b clinical trial to evaluate the efficacy and safety of UGN-102 for the treatment of patients with LG Intermediate Risk NMIBC. We believe that these local drug treatments have the potential to offer an alternative to costly, sub-optimal and burdensome tumor resection and kidney removal surgeries to become the standard of care.

Expand our uro-oncology product pipeline.

We believe that combining UGN-201 with immune checkpoint inhibitors or chemotherapy has the potential to serve as a treatment option for high-grade urothelial tumors. We believe that the combination of UGN-201 with additional immunotherapy drugs, such as immune checkpoint inhibitors could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab (UGN-301, anti-CTLA-4 antibody) via intravesical delivery in combination with UGN-201 (together, UGN-302) for the treatment of urinary tract cancers, initially in high-grade non-muscle invasive bladder cancer (HG NMIBC). We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

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

RTGel’s components are polymer-based and are inactive ingredients that have been approved by the FDA for use in other products such as Oraqix, a periodontal gel, Namenda, an oral solution for Alzheimer’s disease, and Xeloda, an oral chemotherapy. We formulate RTGel with an active drug: mitomycin in the case of UGN-101 and UGN-102, and botulinum toxin in the case of BOTOX. The resulting formulations are instilled intravesically in liquid form directly into the bladder or upper urinary tract using standard instillation methodologies via catheters and thereafter convert into gel form at body temperature. Subsequently, upon contact with urine, RTGel gradually dissolves and releases the active drug over a period of several hours and is less affected by urine creation and voiding cycles as compared to water formulations.

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

These characteristics of RTGel enable sustained release of mitomycin in the urinary tract for both UGN-101 and UGN-102, and of botulinum toxin in the case of BOTOX. Further, RTGel may be particularly effective in the bladder and upper urinary tract where tumor visibility and access are challenging, and where there exists a significant amount of urine flow and voiding. We believe that these characteristics of RTGel may prove useful for the local delivery of active drugs to other bodily cavities in addition to the bladder and upper urinary tract.

Mitomycin—Our Target Active Drug for the Treatment of UTUC and NMIBC

Mitomycin is a generic drug currently utilized as an adjuvant chemotherapy for the treatment of LG NMIBC after TURBT. Mitomycin, a chemotherapy agent, is administered using a water-based solution, which has a relatively short dwell time in the bladder limited to first voiding. Mitomycin often causes temporary irritation of the urinary tract, including the need to urinate frequently and urgently. In the upper urinary tract, the dwell time is limited to approximately five minutes as urine flows continuously and no active retention by the patient is feasible. Numerous in vitro models, in vivo studies and computer simulations have shown that increased dwell time of mitomycin in the bladder results in increased time to recurrence of urothelial cancer. In one such study, it was shown that mitomycin activity increased with exposure time. Specifically, the MIC90, or mean inhibitory concentration that causes 90% inhibition in cell growth, was 11-fold lower when exposure time was increased from 30 minutes to eight hours.

Mitomycin’s main effect is on the cancer cell’s DNA and has been demonstrated to be most effective when the cancer cell is in its S-phase, or synthesis phase, during which the DNA is replicated. Each cancer cell goes through various phases during the cell cycle. However, the cell cycle is not synchronized in all cancer cells, which means that at any given point in time only a portion of the cancer cells are at their S-phase, or susceptible to the instilled mitomycin in the bladder. Increased dwell time, facilitated by our RTgel preparations UGN-101 and UGN-102, results in increased cell killing and greater efficacy when compared to aqueous solutions of mitomycin.

Limitations of Current Therapies for Upper Tract Urothelial Carcinoma

There are currently no drugs approved by the FDA for the treatment of LG UTUC, representing a significant unmet medical need. The current standard-of-care for the treatment of LG UTUC is radical nephroureterectomy, which is complete kidney and upper urinary tract removal. Recent advances in resection instrument technology have allowed physicians in some cases to treat patients with LG UTUC using endoscopic tumor resection, a kidney-sparing treatment, rather than nephroureterectomy followed by adjuvant chemotherapy, typically mitomycin, treatment. However, the specific anatomy and physiology of the upper urinary tract make the performance of organ-sparing endoscopic tumor resection and instillation of adjuvant chemotherapy challenging, leading to high recurrence rates. Patients often undergo multiple endoscopic resection procedures, which increases the probability of potential complications of resection, including perforation and ureteral stricture, or a narrowing of the ureter.

Our Solution: UGN-101(mitomycin gel) for instillation

UGN-101 is our novel sustained-release RTGel-based formulation of mitomycin that we are developing for the treatment of LG UTUC. RTGel is liquid at lower temperatures and converts into gel form at body temperature. This temperature-dependent viscosity characteristic allows for simple and convenient instillation of the cooled UGN-101 in its liquid form to the upper urinary tract via standard catheters. Once instilled, UGN-101 converts into gel form at body temperature. Subsequently, upon contact with urine, UGN-101 gradually dissolves and releases the active drug, mitomycin, over a period of several hours versus several minutes for mitomycin in its water-based formulation. We believe that this substantial increase in dwell time of mitomycin positions UGN-101 as a potential chemoablation treatment for LG UTUC, potentially sparing patients from repeated tumor resection surgeries and potentially reducing the need for bladder and upper urinary tract surgeries, including upper urinary tract removal.

The Orphan Drug Designation granted to UGN-101 for the treatment of LG UTUC potentially entitles us to regulatory exclusivity for a minimum of seven years following approval by the FDA, if granted. The FDA has also granted Fast Track, Breakthrough and Priority Review Designations.

UGN-101

In the first quarter of 2017, we commenced the OLYMPUS trial, a pivotal, open-label, single-arm Phase 3 clinical trial of UGN-101 for the treatment of LG UTUC. OLYMPUS is a prospective, single-arm study designed to assess the efficacy, safety and tolerability of treatment with UGN-101 instilled in the upper urinary system of patients with noninvasive, LG UTUC. The primary efficacy endpoint is the complete response, or CR, rate, defined as the percentage of patients with a CR at the primary disease evaluation, or PDE, visit, which occurs approximately four to five weeks following the sixth weekly instillation. In addition, patients who achieve a CR at the PDE visit were followed for up to 12 months for durability of response.

Eligible consenting patients were treated with UGN-101 once weekly for a total of six times in a retrograde fashion. Patients who demonstrated CR were to be treated with UGN-101 once monthly as a maintenance therapy for a total of 11 instillations or up to the first recurrence, whichever came first. An independent Data Monitoring Committee, or DMC, was assigned to this study. Safety and efficacy data are monitored periodically by the DMC as detailed in the DMC charter.

The OLYMPUS trial is being conducted in the United States and Israel. The study completed enrollment in November 2018 with 74 patients enrolled, and 71 patients treated.

Results from a final analysis of the primary endpoint for the OLYMPUS trial were presented at the Company’s Investor Day event on September 24, 2019 and showed that investigational UGN-101 demonstrated a 59% CR rate in patients with LG UTUC. Findings were consistent with previously presented results.

The final analysis of the primary endpoint showed that in the OLYMPUS intent-to-treat population, 42 of the 71 patients (59%) achieved a CR. Forty-one patients entered follow-up, which is still ongoing. Durability of response was estimated by Kaplan-Meier to be 89% at 6 months and 84% at 12 months after PDE. The estimated median time-to-recurrence was 13.0 months. Thirty-four of the 71 patients treated in the study were initially characterized by the treating physician as having endoscopically unresectable tumor at baseline. Twenty of 34 patients (59%) achieved a CR at the PDE assessment and 12-month durability was identical for this subgroup.

In OLYMPUS, the most common treatment emergent adverse events were ureteric stenosis (43.7%), urinary tract infection (32.4%), haematuria (31.0%), flank pain (29.6%), nausea (23.9%), dysuria (21.1%), renal impairment (19.7%) and vomiting (19.7%). The majority of these adverse events were mild to moderate with 8.5% of patients having events of ureteric stenosis reported as severe.

The most common treatment emergent serious adverse events were ureteric stenosis (7.0%), hydronephrosis (5.6%), flank pain (4.2%), and urosepsis (4.2%).

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

We have obtained Orphan Drug, Fast Track and Breakthrough Therapy Designations for UGN-101 for the treatment of patients with LG UTUC. We initiated a rolling submission of the UGN-101 NDA using the 505(b)(2) pathway through submission of nonclinical sections to the FDA in December 2018. In December 2019, the FDA accepted our NDA submission and granted Priority Review Designation.

The FDA grants priority review to applications for medicines that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions when compared to standard applications. Priority Review Designation shortens the review period of a 505(b)(2) NDA from the standard 10 months to six months from the submission of the NDA. The FDA assigned a Prescription Drug User Fee Act, or PDUFA, action date of April 18, 2020.

We have initiated a retreatment protocol as an extension to OLYMPUS.  This trial is designed to evaluate the efficacy and safety of retreatment with UGN-101 in patients treated in the OLYMPUS trial who were found to be a CR at the PDE 1 Visit and were subsequently found to have a documented recurrence of LG UTUC during follow-up. To date, no patients have recurred and entered into the retreatment protocol.

Limitations of Current Therapies for Non-Muscle Invasive Bladder Cancer

Tumor grade and stage are the most important variables for determining the likelihood of progression from NMIBC to MIBC. The three stages of NMIBC are: Ta (70%), T1 (20%) and CIS or Tis (10%). Tumors are graded as low or high, and approximately 70% of NMIBC patients have a tumor that is classified as low-grade. Tumors classified as Ta and CIS are limited to the urothelial layer, and T1 tumors extend to the layer below, which is the lamina propria.

Recurrence, which occurs in approximately 80% of patients, is the primary threat for patients with NMIBC. Multiplicity, or number of tumors, tumor size and prior recurrence rate are the most important variables in determining the likelihood and potential severity of recurrence. In patients T1 and CIS NMIBC tumors, progression, which occurs in approximately 45% of patients, is the main threat. Treatment ranges from TURBT in NMIBC patients with a low risk of recurrence to cystectomy for the treatment of HG NMIBC patients with a high risk of recurrence.

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

No drugs have been approved by the FDA as treatment for NMIBC and only three drugs have been approved for NMIBC, all used as adjuvant treatment: Thiotepa, which was approved in 1959, Bacillus of Calmette and Guerin, or BCG, which was approved in 1989; and Valstar® (valrubicin) which was approved in 1998. Mitomycin is the drug used most often for intravesical chemotherapy. It is used as an adjuvant treatment in the post-operative setting for low-grade tumors with high risk of recurrence. Other drugs that can be used include docetaxel and gemcitabine. BCG, an immunotherapy-based drug, is used as an adjuvant treatment for patients with high-grade NMIBC. Upon recurrence, which occurs in approximately 35% of patients, the patients undergo another round of BCG therapy with a response rate of 30% to 50%. Radical cystectomy, or surgical removal of the bladder, is also a common treatment option for patients who fail multiple intravesical BCG therapies. However, treatment with BCG is associated with severe side effects, as evidenced by a boxed warning on the label, which is a warning placed on a prescription drug’s label by the FDA and is designed to call attention to serious or life-threatening risks.

We are not aware of any drugs currently in development for the treatment of NMIBC that take into consideration bladder physiology, specifically the fact that urine is produced and voided frequently, thus diluting the concentration of the active drug almost immediately.

Our Solution: UGN-102 (mitomycin gel) for intravesical instillation

UGN-102 is our sustained-release formulation of mitomycin that we are developing for the treatment of LG Intermediate Risk NMIBC as a non-surgical chemoablation alternative to TURBT. It is administered locally using standard catheters and is designed to conform to the bladder’s anatomy and persist in the bladder despite urine flow and bladder movement. Once instilled, UGN-102 converts into gel form at body temperature. Subsequently, upon contact with urine, UGN-102 gradually dissolves and releases the active drug, mitomycin, over a period of several hours versus the time until first voiding, often less than an hour, for mitomycin in its current water-based formulation, without compromising the safety of the patient or interfering with the natural flow of urine out of the bladder. We believe that the resulting significantly increased dwell time of mitomycin in the bladder prolongs exposure of mitomycin to the tumor tissue and therefore has the potential to chemoablate both visible and unseen tumors.

Clinical Development of UGN-102

We presented interim results from the Phase 2b OPTIMA II trial of investigational UGN-102 (mitomycin gel) for intravesical instillation for patients with LG Intermediate Risk NMIBC, defined as those with one or two of the following criteria: multifocal disease, large tumors and rapid rates of recurrence. The single-arm, open label study trial completed enrollment of 63 patients at clinical sites across the United States and Israel. Patients were treated with six weekly instillations of UGN-102 and underwent efficacy assessment of CR (the primary endpoint) four to six weeks following the last instillation. In an interim cohort of 32 patients, 63% (20/32) achieved a CR. Patients who were a CR continue to be followed for durability of response, with 12-month durability to be reported at a later time.

In the interim data from OPTIMA II, the most common treatment emergent adverse events observed were dysuria, pollakiuria, fatigue, hematuria and urinary tract infection. The majority of these events were characterized as mild or moderate and transient.

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

UGN-201(imiquimod)

We believe that UGN-201 our immune-modulation product candidate, could represent a valid alternative to the current standard of care for the BCG adjuvant, post-TURBT treatment of high-grade NMIBC. UGN-201’s active ingredient is imiquimod, an imidazoquinoline, synthetic immune modulator, which specifically targets TLR7/8, which is expressed in bladder cancer cells. Toll-like receptors are pattern recognition receptors whose importance in stimulating innate and adaptive immunity has been established by recent studies. Toll-like receptors are able to sense microbial components as well as host-derived endogenous molecules released by injured tissues and play a critical role in defending against invading pathogens.

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

We acquired UGN-201 from Telormedix SA, a private Swiss-based biotechnology company, in the fourth quarter of 2015. Telormedix conducted all of the previous studies related to UGN-201, including the Phase 1 and Phase 1b studies. UGN-201 is a novel, liquid formulation of imiquimod, a generic toll-like receptor 7/8, or TLR7/8, agonist. Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with additional immunotherapy drugs, such as immune checkpoint inhibitors or sustained release chemotherapy drugs like UGN-102, could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In November of 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab (UGN-301, anti-CTLA-4 antibody) via intravesical delivery in combination with UGN-201 (together, UGN-302) for the treatment of urinary tract cancers, initially in HG NMIBC. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effect.

Other Partnered Programs

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

Nonclinical Programs

Using our proprietary RTGel formulation technology, we are pursuing additional nonclinical programs to expand and enhance our uro-oncology product portfolio. In particular, we are pursuing nonclinical programs for high-grade bladder cancer and high-grade UTUC using checkpoint inhibitors such as an anti PD-L1 or an anti CTLA-4.

License and Collaboration Agreements

Allergan Agreement

In October 2016, we entered into the Allergan Agreement with Allergan and granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain a proprietary RTGel formulation and clostridial toxins (including BOTOX®), alone or in combination with certain other active ingredients, to which we refer as the Licensed Products, which are approved for the treatment of adults with overactive bladder who cannot use or do not adequately respond to anticholinergics. Additionally, we granted Allergan a non-exclusive, worldwide license to use certain of our trademarks as required for Allergan to practice its exclusive license with respect to the Licensed Products.

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

We will supply Allergan with certain quantities of the RTGel formulation for development of Licensed Products through Allergan’s Phase 2 APOLLO clinical trial using BOTOX together with RTGel in patients with overactive bladder, at Allergan’s request and expense. Allergan has the right to reduce the next milestone payment to us if there is a material supply failure from us. Prior to completion of the first Phase 2 clinical trial, Allergan has the right to request that we transfer to Allergan our manufacturing process for RTGel and Allergan will assume the responsibility to manufacture RTGel and Licensed Product for its own development and commercialization activities.

Allergan paid us a nonrefundable upfront license fee of $17.5 million upon signing the agreement, and, in the third quarter of 2017, we received an additional $7.5 million milestone payment upon the submission by Allergan of an IND to the FDA for a Licensed Product. In October 2017, we announced that Allergan had begun a Phase 2 study of RTGel in combination with BOTOX for the treatment of overactive bladder.

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

Under the Allergan Agreement, Allergan granted us a non-exclusive, sublicensable, fully paid-up, perpetual, worldwide license under any improvements Allergan makes to the composition, formulation, or manufacture of the RTGel formulation for the research, development, manufacture and commercialization of any product containing RTGel and any active ingredient (other than a clostridial toxin) for all indications other than indications covered by the agreement and an exclusive, sublicensable, royalty-bearing (in low single digits), perpetual worldwide license under such improvements for use in the prevention or treatment of oncology indications.

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

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus Inc. Pursuant to the agreement, Agenus granted us an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody in solid tumors.  Initially, we plan to develop AGEN1884 in combination with UGN-201 for the treatment of high-grade non-muscle invasive bladder cancer. Our company code for the combination product will be UGN-302.

Pursuant to the terms of the agreement, we paid Agenus an upfront fee of $10.0 million and have agreed to pay Agenus up to $115.0 million upon achieving certain clinical development and regulatory milestones, up to $85.0 million upon achieving certain commercial milestones, and royalties on net sales of licensed products in the 14% to 20% range. We will be responsible for all development and commercialization activities. Under the terms of the license agreement, Agenus has agreed to use commercially reasonable efforts to supply AGEN1884 to us for use in development and commercialization.

Unless earlier terminated in accordance with the terms of the license agreement, the license agreement will expire on a product-by-product and country-by-country basis at the later of (a) the expiration of the last to expire valid claim of a licensed patent right that covers the licensed product in such country or (b) 15 years after the first commercial sale of the licensed product in such country. We may terminate the license agreement for convenience upon 180 days’ written notice to Agenus. Either party may terminate the license agreement upon 60 days’ notice to the other party if, prior to the first commercial sale of a licensed product, we substantially cease to conduct development activities of the licensed products for nine consecutive months (and during such period, Agenus has complied with its obligations under the license agreement) other than in response to a requirement of an applicable regulatory authority or an event outside of our control.  In addition, either party may terminate the license agreement in the event of an uncured material breach of the other party.

Early-Stage Feasibility Evaluation with Janssen Research & Development, LLC

On April 22, 2019, we entered into an agreement with Janssen to conduct an early-stage formulation feasibility evaluation in a therapeutic area of mutual interest. Both parties will each conduct certain activities under the terms of the agreement, and we will incur the costs of our own efforts related to the feasibility evaluation.

Intellectual Property

Our patent estate includes patents and applications with claims directed to our UGN-101, UGN-102, RTGel, BOTOX/RTGel reverse thermal hydrogel, and UGN-201 product candidates, as well as broader claims for potential future product candidates.

On a worldwide basis, our patent estate includes more than 75 patent filings for our product candidates claiming new treatment methods, manufacturing process, novel intravesical devices and future combination products that are mainly designed to treat internal cavity cancers.

In the United States, we currently have 16 issued patents and more than 15 pending patent applications filed in the United States that are directed to methods, systems, compositions and combination products for treating internal cavity cancers, and in particular, urinary tract cancer and bladder cancer. These U.S. issued patents are expected to remain in effect until between 2024 and 2035. As noted earlier, companies are required as part of the NDA submission process to list patents with the FDA whose claims cover the applicant’s product. Accordingly, UroGen has submitted select patents as part of its NDA process.

Our worldwide intellectual property portfolio includes patents and patent applications filed in many jurisdictions such as the United States, European Union, Canada, Israel, Australia, China, Japan, Mexico of which are expected to remain in effect until 2035:

•	Hydrogel-based pharmaceutical compositions for optimal delivery of various therapeutic agents to internal cavities such as the bladder and/or urinary tract.
•	The method for treating bladder cancer, upper urinary tract cancer and urothelial cancer using hydrogel-based compositions.
•	The method for treating overactive bladder and IC topically without a need for injections in the bladder wall.
•	Special catheters and in-dwelling ureter-catheter systems for optimal delivery of a drug into the renal cavity.
•	Pharmaceutical compositions comprising an imidazoquinolin-amine (specifically imiquimod) and lactic acid for treating bladder cancer diseases.
•	Composition comprising immunomodulators such as aPD1 and/or aCTLA4 for topical/intravesical administration as a monotherapy or a combo-therapy.
•	Novel phospholipid drug analogs (new chemical entities) for treating cancer or infections.

In addition to patents, we have filed applications for trademark registration with the United States Patent and Trademark Office, or the USPTO, as well as certain other international jurisdictions for "UroGen", “Jelmyto,” “RTGel” and for certain other tradenames and logos.

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

Competition

We are developing products for patients with LG UTUC, LG NMIBC and HG NMIBC.

In the UTUC space, there are no approved drugs used to treat the disease. Tumor resection surgeries are conducted in some cases of LG UTUC; however, complete kidney and upper urinary tract removal is the standard of care for recurring UTUC. We are not aware of competition in LG UTUC. We do not know whether the competitors in the NMIBC space are already developing, or plan to develop, UTUC treatments. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product candidates.

The standard of care for treating LG NMIBC is repeated TURBT procedures. While effective, patients with Intermediate Risk NMIBC experience frequent recurrences and repeated surgical procedures. Mitomycin is sometimes used off-label as adjuvant treatment in the post-TURBT setting for LG NMIBC patients. Off-label means that while the FDA has not approved mitomycin as adjuvant treatment in the post-TURBT setting for LG Intermediate Risk NMIBC patients, physicians are permitted to utilize it as standard of care for this indication as part of medical practice. However, off-label usage as a standard of care does not change the FDA’s approval criteria and does not suggest that FDA approval is more likely than for other investigational drugs. Companies such as Lipac Oncology and Spectrum Pharmaceuticals are developing products for LG NMIBC.

The standard of care for treating HG NMIBC patients is the TURBT procedure for papillary tumor resection, followed by post-operative adjuvant BCG. In the case of HG disease without papillary tumor (CIS), BCG is used alone as primary therapy. BCG was approved by the FDA in 1989, since its approval, only two other drugs were approved for HG NMIBC: Valstar, approved by the FDA in 1998; and Keytruda, approved by the FDA in 2020. Valstar is indicated for patients with CIS that do not respond to BCG treatment and is rarely used. Keytruda was approved for CIS with or without papillary involvement for patients who do not respond to BCG treatment. Keytruda was approved in this indication only this year, and it remains to be seen whether the broader urology community will adopt a systemic infused immunotherapy into their clinical management of BCG unresponsive NMIBC. In addition to these approved options, off-label intravesical chemotherapy can be used (such as gemcitabine and cisplatin). If the disease can no longer be controlled, patients will typically proceed to cystectomy, or surgical removal of the bladder, to prevent progression to muscle invasive and metastatic disease. There are several products in the development pipeline, most of which are treatments targeted for high-grade NMIBC patients who have failed BCG treatment and are facing cystectomy. Companies developing these options include AstraZeneca, Merck, BMS, Altor BioScience, FerGene, Vyriad and Sesen Bio. In addition, Janssen recently acquired Taris Biomedical, a company that was developing an extended release chemotherapeutic technology for muscle-invasive bladder cancers closely related to high-grade NMIBC.

In addition, we face competition from existing standards of treatment, including TURBT, which is surgery for bladder cancer. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates to replace the existing standard of care, which is a tumor surgical procedure for both bladder cancer and UTUC.

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

•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with current good manufacturing practices, or cGMP and GCPs; and
•	FDA approval of an NDA to permit commercial marketing for particular indications for use.

The testing and approval process require substantial time, effort and financial resources. Nonclinical studies include laboratory evaluation of drug substance chemistry, pharmacology, toxicity and drug product formulation, as well as animal studies to assess potential safety and efficacy. Prior to commencing the first clinical trial with a product candidate, we must submit the results of the nonclinical tests and nonclinical literature, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical studies may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the conduct of the clinical trial by imposing a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, as well as amendments to previously submitted clinical trials. Further, an independent IRB for each study site proposing to conduct the clinical trial must review and approve the plan for any clinical trial, its informed consent form and other communications to study subjects before the clinical trial commences at that site. The IRB must continue to oversee the clinical trial while it is being conducted, including any changes to the study plans. Regulatory authorities, an IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements, if the drug has been associated with unexpected serious harm to subjects, or based on evolving business objectives or competitive climate. Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may advise us to halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the Federal Food, Drug and Cosmetic Act, or the FDCA. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events, or SAEs occur.

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

Orange Book Listing

Section 505 of the FFDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy, but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical and clinical data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list patents with the FDA which claims cover the applicant’s product. The patents chosen as part of this submission do not reflect the entire patent estate or set of product protections associated with this product, which may provide various protections beyond the patents submitted in the NDA application. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book. These products may be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

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

If a product is not eligible for the NCE exclusivity, it may be eligible for three years of exclusivity. Three-year exclusivity is available to the holder of an NDA, including a 505(b)(2) NDA, for a particular condition of approval, or change to a marketed product, such as a new formulation for a previously approved product, if one or more new clinical trials, other than bioavailability or bioequivalence trials, was essential to the approval of the application and was conducted or sponsored by the applicant. This three-year exclusivity period protects against FDA approval of ANDAs and 505(b)(2) NDAs for the condition of the new drug’s approval. As a general matter, three-year exclusivity does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and efficacy.

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

NDA Submission and Review by the FDA

Assuming successful completion of the required clinical and nonclinical testing, among other items, the results of product development, including chemistry, manufacture and controls, nonclinical studies and clinical trials are submitted to the FDA, along with proposed labeling, as part of an NDA. The submission of an NDA requires payment of a substantial user fee to the FDA. These user fees must be paid at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in some circumstances. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application.

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

The FDA may refer applications for drugs that contain active ingredients that have not previously been approved by the FDA or drugs which present difficult questions of safety, purity or potency to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts who review, evaluate and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Once the FDA’s review of the application is complete, the FDA will issue either a Complete Response Letter, or CRL, or approval letter. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or nonclinical testing, or other information or analyses in order for the FDA to reconsider the application. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing annual program user fee requirements for any approved products, as well as new application fees for supplemental applications with clinical data. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and to list their drug products and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMPs and other requirements, which impose procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements.

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

Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in withdrawal of marketing approval, mandatory revisions to the approved labeling to add new safety information or other limitations, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REMS program, among other consequences.

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

In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act also imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing.

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

Other Healthcare Regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services, or HHS, and its various divisions, including the Centers for Medicare & Medicaid Services, or CMS, and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense and state and local governments. Our business activities must comply with numerous federal, state, and foreign healthcare laws and regulations, including those described below.

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

Additionally, the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with specified exceptions) to report annually information related to specified payments or other transfers of value provided to physicians, as defined by such law, and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually specified ownership and investment interests held by physicians and their immediate family members.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any payor, including commercial insurers. In addition, we may be subject to certain analogous foreign healthcare laws. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and/or state laws that require drug manufacturers to report information related to marketing expenditures or payments and other transfers of value to physicians and other healthcare providers, and drug pricing. Certain state and local laws also require the registration of pharmaceutical sales representatives.

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

There remain judicial and Congressional challenges, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA has been signed into law. Legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a U.S. District Court judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional U.S. Congressional action is taken. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization through additional legislation to become effective, Congress and the Trump Administration have both stated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional health reform measures may continue and affect our business in unknown ways.

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

Manufacturing, Supply and Production

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active ingredients and finished products for our nonclinical research and clinical trials. The company is in the process of negotiating commercial supply agreements with its primary third-party vendors. We anticipate that these agreements will be executed in advance of the potential FDA approval of UGN-101. The company also intends to negotiate back-up supply agreements with other third-party manufacturers for the commercial production of any approved products, including UGN-101 if approved.

Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors. The relevant manufacturers of our drug products for our current nonclinical and clinical trials have advised us that they are compliant with both current good laboratory practice, or cGLP, and cGMP.

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

Marketing, Sales and Distribution

Our U.S. subsidiary, Urogen Pharma, Inc., was formed to support our U.S. development and potential commercialization efforts. We have established a commercial management team that is preparing our organization for the planned future launch of UGN-101, if approved. This commercial management team is comprised of experienced professionals in sales, sales operations, market access, marketing and medical affairs. In addition, we have established a field-based organization comprised of approximately 80 individuals, including a sales team, reimbursement support team, clinical nurse educators, national account managers and medical liaisons.  Pre-launch marketing efforts have focused on disease-state education and building relationships within key potential customer accounts.

If UGN-101 is approved, our sales force will focus on promoting UGN-101.

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

Employees

As of February 17, 2020, we had 173 employees worldwide, 127 in the United States and 46 in Israel, many of whom hold advanced degrees. None of our employees are subject to a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our relationships with our employees are good.

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

Corporate Information

Our legal and commercial name is UroGen Pharma Ltd, with registered offices at 9 Ha'Ta'asiya St., Ra'anana 4365007, Israel. We are a company organized under the laws of State of Israel. We were formed in 2004 with an indefinite duration. We are registered with the Israeli Registrar of Companies. Our principal executive offices are located at 400 Alexander Park, Princeton, NJ 08540. Our telephone number is (646)768-9780. Investors should contact us for any inquiries through the address and telephone number of our principal executive office. We maintain a web site at http://www.urogen.com. The reference to our website is an inactive textual reference only and the information contained in, or that can be accessed through, our website is not incorporated into this Annual Report.

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information with the U.S. Securities and Exchange Commission, or SEC. Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Unless the context requires otherwise, references in this Annual Report to “we,” “us”, “our” and “UroGen” refer to UroGen Pharma, Ltd. and its subsidiaries.

Item 1A. Risk Factors

An investment in our ordinary shares involves a high degree of risk. You should carefully consider all of the information set forth in this Annual Report and in our other filings with the SEC, including the following risk factors which we face. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements, as a result of certain factors including the risks described below and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” above.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $104.9 million and $75.7 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $228.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

Our future capital requirements depend on many factors, including:

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approvals for our product candidates;
•	changes in regulatory requirements during the development phase that can delay or force us to stop our activities related to any of our product candidates;
•	the cost of commercialization activities if our products are approved for sale, including marketing, sales and distribution costs;
•	the cost of third-party manufacturing of our products candidates and any approved products;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements, and the terms and timing of such arrangements;
•	the extent and rate of market acceptance of any approved products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our lead product candidates, UGN-101 and UGN-102. As of December 31, 2019, we had cash and cash equivalents and marketable securities of $195.6 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses.

Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months. We expect that we will require additional capital to complete clinical trials, obtain regulatory approval for and commercialize our product candidates. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity financings, convertible debt or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue nonclinical and clinical activities, and pursue regulatory approval for, and to commercialize, our pipeline product candidates. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Risks Related to Our Business and Strategy

We are dependent on the success of UGN-101 and our other lead product candidates, including obtaining regulatory approval to market our product candidates in the United States.

We have invested almost all our efforts and financial resources in the research and development of our lead product candidates, UGN-101 and UGN-102. Our future success depends on our ability to market and sell these product candidates. However, these product candidates remain in clinical development and have yet to receive regulatory approval from the U.S. Food and Drug Administration, or the FDA, or any other regulatory agency. We are focusing a significant portion of our activities and resources on UGN-101, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to obtain regulatory approval for and successfully commercialize UGN-101 in the United States and potentially in additional territories. The regulatory approval and successful commercialization of UGN-101 is subject to many risks, including the risks discussed in other risk factors, and UGN-101 may not receive marketing approval from any regulatory agency. The FDA assigned a Prescription Drug User Fee Act, or PDUFA, action date of April 18, 2020 for UGN-101. However, the PDUFA date is only a goal and the FDA does not always meet its PDUFA dates.

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

•	the FDA’s timely review and approval of our New Drug Application, or NDA, for UGN-101;
•	the FDA’s acceptance that the single pivotal Phase 3 clinical trial for UGN-101, will be sufficient to support FDA approval;
•

our ability to successfully complete the FDA requirements related to chemistry, manufacturing and controls, or CMC, for UGN-101, UGN-102 and our other product candidates, and if completed, their sufficiency to support an NDA;

•

the FDA’s timely acceptance of our Investigational New Drug applications, or INDs, for our product candidates. Without such IND acceptances, we will be unable to commence clinical trials in the United States;

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

•	the FDA’s need to schedule an advisory committee meeting, and to conduct such meeting, in a timely manner to evaluate and decide on the approval of our potential future NDA for UGN-102;
•

if applicable, the recommendation of the FDA’s advisory committee to approve our applications to market UGN-102 and our other product candidates in the United States, without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions;

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

Our NDA for UGN-101 for LG UTUC may receive a complete response letter at the conclusion of the FDA review period. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA may grant approval contingent on the performance of costly and potentially time-consuming additional post-approval clinical trials or subject to restrictive risk evaluation and mitigation strategies. The FDA may also approve our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would thus negatively impact our business, results of operations and prospects.

To date we have only generated limited clinical data for our product candidates.

Positive results in nonclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3 clinical trials, after promising results in nonclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse effects. To date, our clinical trials and other programs have involved small patient populations and because of the small sample size, the results of these clinical trials may be subject to substantial variability and may not be indicative of future results. For instance, only 22 patients were enrolled in the UGN-101 Compassionate Use Program and only 71 patients were treated in our pivotal Phase 3 OLYMPUS (TC-UT-03) clinical trial for UGN-101; to date, no patients have recurred and entered our Phase 3b extension trial retreatment protocol.  In our Phase 3 Clinical Trial TC-UT-03, we observed several adverse events, such as ureteric stenosis, urinary tract infection, hematuria, flank pain, nausea and dysuria and serious adverse events, including ureteric stenosis, hydronephrosis, flank pain and urosepsis. In addition, we have observed perturbation of laboratory measures of renal and hematopoietic function as well as ureteral stricture and stenosis. These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. However, we cannot assure you that new adverse events related to UGN-101 and UGN-102 that are not directly attributable to mitomycin specifically will not occur. Additional safety information for UGN-101 is contained under “Business—Overview— UGN-101(mitomycin gel) for instillation” of this report, presenting the most common treatment emergent serious adverse events occurring in at least two patients, by relationship to study medication. In addition, our clinical trials may not be successful. If our clinical trials do not ultimately indicate that our product candidates are safe and effective for their intended use, the FDA may not approve any NDA that we may submit to market such product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient data become available and following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. In particular, interim data may reflect small sample sizes, be subject to substantial variability and may not be indicative of either future interim results or final results. Durability is a key secondary endpoint for our ongoing pivotal Phase 3b open label extension of the OLYMPUS clinical trial. Additional safety information for UGN-101 is contained under “Business—Overview— UGN-101(mitomycin gel) for instillation” of this report, presenting the most common treatment emergent serious adverse events occurring in in at least two patients, by relationship to study medication. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our ordinary shares. See the description of risks under the heading “Risks Related to Ownership of our Ordinary Shares” for additional disclosures related to the risk of volatility in the price of our ordinary shares.

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

We have regulatory applications in process or have not yet applied for regulatory approvals to market some of our product candidates, and we may be delayed in obtaining or failing to obtain such regulatory approvals and to commercialize our product candidates.

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

Before we can submit an NDA to the FDA or comparable similar applications to foreign regulatory authorities, we must conduct Phase 3 clinical trials, or a pivotal/registration trial equivalent, for each product candidate. Our pivotal clinical trial for UGN-101 evaluated 71 patients, and we completed a rolling submission to the FDA of an NDA for UGN-101 in October 2019. After submission of an NDA, the FDA may raise additional questions on any data contained in the application. These questions may come in the form of information requests or in the NDA 74-day letter as review issues. We must address these questions during the review, but we do not know whether our responses will be acceptable to the FDA. We cannot assure you that the FDA will not decide to require us to perform additional clinical trials, including potentially requiring us to perform an additional pivotal study with a control arm, before approving, or as a condition of approving, our NDA for UGN-101.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who have previously failed prior treatments, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, our pivotal Phase 3 OLYMPUS clinical trial for UGN-101 was designed to evaluate the use of UGN-101 for the treatment of tumors in the renal pelvis (the funnel-like dilated part of the ureter in the kidney) and was not designed to evaluate the use of UGN-101 for the treatment of tumors in the ureter (the tube that connects the kidneys to the bladder). Even if UGN-101 is approved for the treatment of LG UTUC, physicians may choose to only use it to treat tumors in the renal pelvis and not tumors in the ureter, which would limit the degree of physician adoption and market acceptance of UGN-101. Even if we receive regulatory approval for our product candidates and obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including the use of the products as first- or second-line therapy. For example, LG UTUC is a rare malignant tumor of the cells lining the urinary tract and there is limited scientific literature or other research on the incidence and prevalence of LG UTUC. If our estimates of the incidence and prevalence of LG UTUC are incorrect, UGN-101’s commercial viability may prove to be limited, which may negatively affect our financial results.

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

As with most pharmaceutical products, use of UGN-101, UGN-102 or our other product candidates may be associated with side effects or adverse events that can vary in severity and frequency. Our proprietary reverse thermal gelation hydrogel, or RTGel, which is used in the formulation of UGN-101 and UGN-102, has not undergone extensive testing in humans. Side effects or adverse events associated with the use of UGN-101 and UGN-102 may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. To date, in our nonclinical testing, completed Compassionate Use Program for UGN-101 and clinical trials, we have observed several adverse events and serious adverse events, including ureteral stenosis, inhibition of urine flow, rash, flank pain, kidney swelling, kidney infection, urgency in urination and pain during urination. In addition, we have observed transient perturbation of laboratory measures of renal and hematopoietic function as well as ureteral stricture and stenosis. These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. Additional safety information for UGN-101 is contained under “Business—Overview— UGN-101(mitomycin gel) for instillation” of this report, presenting the most common treatment emergent serious adverse events occurring in at least two patients, by relationship to study medication. However, we cannot assure you that we will not observe additional drug or procedure-related serious adverse events in the future or that the FDA will not determine them as such. Side effects such as toxicity or other safety issues associated with the use of our product candidates could require us to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits, which will harm our business.

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

Even if we obtain FDA or foreign regulatory approvals for our product candidates, the commercial success of such products will depend significantly on their broad adoption and use by physicians, for approved indications, including, in the case of UGN-101, for the treatment of LG UTUC, and in the case of UGN-102, for the treatment of LG Intermediate Risk NMIBC, and for other therapeutic indications that we may seek to pursue with any of our product candidates. Physicians treating LG UTUC and LG Intermediate Risk NMIBC have never had to consider treatments other than surgery. The degree and rate of physician and patient adoption of our product candidates, if approved, will depend on a number of factors, including:

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
•

physicians’ and patients’ willingness to adopt new therapies in lieu of other products or treatments, including willingness to adopt our lead product candidates as locally administered drug replacements to current surgical standards of care;

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

•

whether treatment with our product candidates, including the treatment of LG UTUC with UGN-101 and the treatment of LG Intermediate Risk NMIBC with UGN-102, will be deemed to be an elective procedure by third- party payors; if so, the cost of treatment would be borne by the patient and would be less likely to be broadly adopted;

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

Although we will devote a substantial portion of our resources to the continued clinical testing and potential approval of UGN-101 for the treatment of LG UTUC and UGN-102 for the treatment of LG Intermediate Risk NMIBC, another key element of our strategy is to discover, develop and commercialize a portfolio of products to serve additional therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and those that we have are geared towards clinical testing and seeking regulatory approval of UGN-101, UGN-102 and our other existing product candidates. We may also explore strategic collaborations for the development or acquisition of new products, but we may not be successful in entering into such relationships. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

The FDA has approved four immunotherapy drugs known as checkpoint inhibitors; Tecentriq (atezolizumab), Bavenico (Avelumab), Imfinzi (durvalumab) and Keytruda (pembrolizumab) for the treatment of locally advanced or metastatic bladder cancer, a form of muscle invasive bladder cancer.

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

We are also aware that other companies, such as Taris and Lipac are conducting, or have recently conducted clinical trials for product candidates for the treatment of LG Intermediate Risk NMIBC, including carcinoma in situ, or CIS. Outside of these indications where we are developing products, we are aware of other companies doing work in both bladder and upper tract cancers, but these are with agents or on targets in high-grade, metastatic, or muscle invasive cancers. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product candidates.

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

We have no experience in marketing or distributing products and are therefore subject to certain risks in relation to the commercialization of our product candidates once approved.

Our strategy is to build a fully integrated biopharmaceutical company to successfully execute the commercial launch of UGN-101 in the United States, if approved. We have established a commercial management team that is preparing our organization for the planned future launch of UGN-101, if approved, and have also established a field-based organization comprised of approximately 80 individuals, including a sales team, reimbursement support team, clinical nurse educators, national account managers and a medical liaisons. However, in order to successfully market UGN-101, if approved, we must continue to build our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop this capability. While we recently established a field-based sales organization, we will need to conduct further activities to develop our sales force in order to successfully execute the commercial launch of UGN-101, if approved. Additionally, even after initial development of our sales force and the commercial launch of UGN-101, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize UGN-101 would be limited, and we would not be able to generate product revenues successfully. Moreover, as an organization, we have no experience in marketing or distributing products, and we cannot be certain that we will successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain personnel for medical affairs, marketing and sales. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If the Allergan Agreement, and any future collaborations that we enter into, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. All the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

Additionally, subject to its contractual obligations to us, if a collaborator of ours were to be involved in a business combination, it might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and perception of us in the business and financial communities could be harmed.

If in the future we acquire or in-license technologies or product candidates, we may incur various costs, may have integration difficulties and may experience other risks that could harm our business and results of operations.

In the future, we may acquire or in-license additional product candidates and technologies. Any product candidate or technologies we in-license or acquire will likely require additional development efforts prior to commercial sale, including extensive nonclinical or clinical testing, or both, and approval by the FDA and applicable foreign regulatory authorities, if any. All product candidates are prone to risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate, or product developed based on in-licensed technology, will not be shown to be sufficiently safe and effective for approval by regulatory authorities. If intellectual property related to product candidates or technologies, we in-license is not adequate, we may not be able to commercialize the affected products even after expending resources on their development. In addition, we may not be able to economically manufacture or successfully commercialize any product candidate that we develop based on acquired or in-licensed technology that is granted regulatory approval, and such products may not gain wide acceptance or be competitive in the marketplace. Moreover, integrating any newly acquired or in-licensed product candidates could be expensive and time-consuming. If we cannot effectively manage these aspects of our business strategy, our business may be materially harmed.

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

We currently rely on third-party subcontractors and suppliers for certain compounds and components necessary to produce UGN-101, UGN-102 and UGN-201 for our nonclinical studies, clinical trials and commercial use, should our drug candidates receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd., or Teva, as our single-source supplier of mitomycin active pharmaceutical ingredient, or API, for UGN-101 and UGN-102. We also currently depend on single sources for the gel contained in UGN-101 and UGN-102, and imiquimod for UGN-201. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

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

Even if we are successful in being approved as a commercial supplier of mitomycin, cost-overruns, unexpected delays, equipment failures, logistics breakdowns, labor shortages, natural disasters, power failures, production failures or product recalls and numerous other factors could prevent us from realizing the intended benefits of our sales strategy and have a material adverse effect on our business. Further, establishing ourselves as a commercial supplier of mitomycin, if we choose to pursue this, will require additional investment, will be time-consuming and may be subject to delays, including because of shortage of labor, compliance with regulatory requirements or receipt of necessary regulatory approvals. In addition, building out our mitomycin commercial supply capabilities may cost more than we currently anticipate, and delays or problems may adversely impact our ability to provide supply for the development and commercialization of our product candidates as well as our financial condition.

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

Our continuing reliance on third-party subcontractors and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party subcontractors and suppliers may not be able to comply with cGMP or quality system regulation, also called QSR, or similar regulatory requirements outside the United States. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay our clinical trials or the manufacture and commercial sale of our product candidates, if approved.

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

In addition to mitomycin, we currently use other single-source suppliers relative to production of the RTGel products, the ureteral catheter and injector which are included within the planned UGN-101 product package. Both the ureteral catheter and injector are used as part of the delivery of UGN-101. Although we are in the process of negotiating supply agreements with these single-source suppliers for commercial supply, we do not yet have any supply agreements with these single-source suppliers and may not be able to establish supply agreements on a timely basis, on favorable terms, or at all.

We are assessing second-source suppliers regarding all key components of UGN-101 and are advancing these conversations as a means to ensure both a second source and potential future reductions in cost of goods sold. However, there can be no assurance that we will be able to secure any second-source suppliers for these key components on a timely basis, on favorable terms, or at all.

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

We rely on third parties and consultants to assist us in conducting our clinical trials for our product candidates. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize UGN-101, UGN-102 or any of our other product candidates.

We do not have the ability to independently conduct many of our nonclinical studies or our clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs to conduct clinical trials on our product candidates. Third parties play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. Due to the limited drug development for non-muscle invasive urothelial cancers over the past 15 years, neither we nor any third-party clinical investigators, CROs and/or consultants are likely to have extensive experience conducting clinical trials for the indications we are targeting. If our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for or successfully commercialize our product candidates.

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

We have recently increased the size of our organization and will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.

As of February 17, 2020 we had 173 employees, 46 of whom are based in Israel and 127 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing sales, and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

•	manage our clinical trials effectively;
•	identify, recruit, retain, incentivize and integrate additional employees;
•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, financial and management controls, reporting systems and procedures.

As we continue to grow as an organization, including by expanding our development efforts and building out our commercial capabilities in anticipation of commercial launch of UGN-101, if approved, we will evaluate, and may implement, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. Due to our limited financial resources and our limited experience in managing a larger company, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage expansion or other significant changes to our organization could delay the execution of our development, commercialization and strategic objectives or disrupt our operations; and if we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our revenues will suffer and we would incur significant additional losses.

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

Specifically, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. Activities subject to these laws also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Corporate Code of Ethics and Conduct, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, even if we are successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business. Violations of such laws subject us to numerous penalties, including, but not limited to, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in New Israeli Shekels, or NIS, which is the lawful currency of the State of Israel. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the dollar. For example, although the dollar appreciated against the NIS in 2018 by 8.1%, the dollar depreciated against the NIS in 2019 by 7.8%.. If the dollar cost of our operations in Israel increase, our dollar-measured results of operations will be adversely affected.

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

We seek patent protection for our product candidates, and we have established several patent families comprised of issued patents and pending patent applications covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently have 16 granted patents that are directed to protect our lead product candidates, UGN-101, UGN-102, a proprietary  RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinium Toxin, UGN-201 and future product candidates that are under company research. These patents claim methods, systems, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. These issued patents are expected to expire between 2024 and 2032. Moreover, our IP portfolio includes more than 45 pending patent applications filed worldwide that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof.  These patent applications, if issued, set to expire between 2031 and 2036.

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

We will not necessarily seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

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

We filed applications for trademarks (Jelmyto ™, RTGel ™) that identify our branding elements, UGN-101 and our unique technology platform in the United States, Europe and Japan. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

There remain judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” For example, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or a Joint Selection Committee, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has started soliciting feedback on some of these measures and is concurrently implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump Administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.

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

We may currently be or may become subject to various U.S. federal, state, and foreign health care laws, including those intended to prevent health care fraud and abuse.

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

Many states have similar fraud and abuse statutes and regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. State and federal authorities have aggressively targeted medical technology companies for, among other things, alleged violations of these anti-fraud statutes, based on among other things, unlawful financial inducements paid to prescribers and beneficiaries, as well as impermissible promotional practices, including certain marketing arrangements that rely on volume-based pricing and off-label promotion of FDA-approved products.

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

Our operations will also be subject to the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members to CMS. We may also be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, drug pricing, and/or state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidelines promulgated by the federal government. Certain state and local laws also require the registration of pharmaceutical sales representatives.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any payor, including commercial insurers. In addition, we may be subject to certain foreign healthcare laws that are analogous to the U.S. healthcare laws described above. If any of our business activities, including but not limited to our relationships with healthcare providers, are found to violate any of the aforementioned laws, we may be subject to significant administrative, civil and criminal penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings and curtailment or restructuring of our operations.

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

U.S. state and federal data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States.  Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households.  Effective January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, that apply regardless of the payer. Additional state laws require pharmaceutical companies to implement a comprehensive compliance program, comply with industry’s compliance guidelines and relevant compliance guidance promulgated by the federal government and register pharmaceutical sales representatives and limit expenditure for, or payments to, individual medical or health professionals. In addition, certain state laws require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states; and report pricing with respect to certain drug products.

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

As of December 31, 2019, the holders of up to approximately 3.6 million ordinary shares are entitled to registration rights. In addition, our sale of additional ordinary shares or similar securities in order to raise capital might have a similar negative impact on the share price of our ordinary shares. A decline in the price of our ordinary shares might impede our ability to raise capital through the issuance of additional ordinary shares or other equity securities and may cause you to lose part or all of your investment in our ordinary shares.

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into a sales agreement with Cowen and Company, LLC pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on December 20, 2019, which was declared effective on January 2, 2020. Our prior open market sales agreement with Jefferies LLC, dated October 12, 2018, was terminated on December 20, 2019.

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

If we are classified as a passive foreign investment company, or PFIC, our U.S. shareholders may suffer adverse tax consequences.

Generally, for any taxable year, if at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a PFIC for U.S. federal income tax purposes. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

We believe that we were classified as a PFIC for the taxable year ended December 31, 2019. We have not yet made a determination as to our expected PFIC status for the current taxable year. We cannot provide any assurances regarding our PFIC status for the current or future taxable years, and our U.S. tax counsel has not provided any opinion regarding our PFIC status.

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

If we are a PFIC, we plan on providing to investors, by annually posting a “PFIC Annual Information Statement” on our website, the information required to allow investors to make a qualified electing fund election, or a QEF Election, for United States federal income tax purposes.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act made many significant changes to the U.S. Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be limited.

Under U.S. federal income tax law, federal net operating losses, or NOLs, incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards and other pre-change tax attributes to offset future its post-change income or taxes may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred for Urogen Pharma, Inc. If we undergo an ownership change, our ability to utilize NOLs and other tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our share ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of December 31, 2019, we had 43 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of February 17, 2020, we had 173 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Effective November 2019, we leased approximately 20,913 square feet of space in Princeton, NJ, which now serves as our principal executive offices and is used for commercial and marketing as well as general and administrative purposes. We lease an approximately 11,495 square foot facility in Israel, which is used primarily as research and development laboratories as well as for administrative purposes. We lease approximately 9,336 square feet of space in New York. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional or alternative spaces will be available in the future on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares have been traded on The Nasdaq Global Market since May 4, 2017 under the symbol URGN. Prior to such time, there was no public market for our ordinary shares.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows the value of an investment of $100 from May 4, 2017 (the date our ordinary shares commenced trading on The Nasdaq Global Market) through December 31, 2019, in our ordinary shares, the Nasdaq Biotechnology Index, the Standard & Poor’s 500 Index (S&P 500), and Nasdaq Composite Index. The historical share price performance of our common shares shown in the performance graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return date ended
	5/4/2017 (Inception)	6/30/2017	12/31/2017	6/30/2018	12/31/2018	6/30/2019	12/31/2019
Urogen Pharma	$100.00	$129.18	$266.17	$355.94	$308.01	$257.08	$238.70
Nasdaq Biotechnology	100.00	103.83	107.38	110.48	97.37	110.92	122.87
S&P	100.00	101.42	111.89	113.76	104.91	128.55	142.59
Nasdaq Composite	100.00	101.07	113.63	123.62	109.22	134.94	152.03

Holders

As of February 19, 2020, there were approximately 22 registered holders of record of our ordinary shares.

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

Use of Proceeds from Initial Public Offering of Ordinary Shares

In May 2017, we completed our initial public offering, or IPO, and sold 5,144,378 of our ordinary shares at a price of $13.00 per share. The net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $60.8 million. The offering commenced on May 1, 2017 and did not terminate before all of the securities registered in the registration statement were sold. The effective date of the registration statement, File No. 333-217201, for our ordinary shares was May 3, 2017. Jefferies LLC and Cowen and Company, LLC acted as joint book-running managers for the IPO, Raymond James & Associates, Inc. and Oppenheimer & Co. Inc acted as co-managers.

None of the net proceeds of our offering were paid directly or indirectly to any of our directors or executive officers, to their associates, persons owning ten percent or more of any class of our equity securities, or to any of our affiliates.

As of December 31, 2019, we have used all of the net proceeds from our IPO primarily to fund our UGN-101 and UGN-102 clinical programs and other programs as well as working capital, including general operating expenses, as further described under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following selected financial data has been derived from our audited financial statements, including the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations for each of the three years ended December 31, 2019 and related notes appearing elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are not included in this Annual Report. Our historical results are not necessarily indicative of the results that can be expected in the future. The selected historical financial data below should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statements of operations data:	(in thousands, except share and per share data)
Revenues	$18	$1,128	$8,158	$17,530	$—
Cost of revenue	—	1,803	600	28	—
Gross profit (loss)	18	(675)	7,558	17,502	—
Research and development expenses, net	49,297	36,934	18,697	10,287	10,515
General and administrative expenses	60,199	39,571	8,811	6,417	1,895
Operating (loss) income	(109,478)	(77,180)	(19,950)	798	(12,410)
Interest and other (income) expenses, net	(4,332)	(1,648)	31	2,739	279
Loss before income taxes	(105,146)	(75,532)	(19,981)	(1,941)	(12,689)
Income tax expense	—	125	19	—	—
Net loss	$(105,146)	$(75,657)	$(20,000)	$(1,941)	$(12,689)
Loss per ordinary share, basic and diluted	$(5.12)	$(4.80)	$(2.14)	$(1.91)	$(5.88)
Weighted average number of ordinary shares outstanding used in computing loss per share	20,528,727	15,754,193	9,716,790	2,305,503	2,300,959

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance sheet data:
Cash and cash equivalents and marketable securities	$195,632	$101,318	$73,000	$21,362	$17,975
Working capital	129,152	88,778	67,437	18,904	16,894
Total assets	202,388	103,559	75,550	23,056	19,930
Total liabilities	22,086	13,465	7,035	6,749	3,109
Total shareholders’ equity	$180,302	$90,094	$68,515	$16,307	$16,281

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

Overview

We are a biopharmaceutical company dedicated to building and commercializing novel solutions that treat specialty cancers and urologic diseases.  We have developed RTGel™ reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based platform technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option.  Our lead investigational candidates, UGN-101 (mitomycin gel) for instillation, and UGN-102 (mitomycin gel) for intravesical instillation, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial carcinoma, or LG UTUC, and low-grade non-muscle invasive bladder cancer, or LG NMIBC, respectively.

We estimate that the annual treatable population of LG UTUC in the United States is approximately 6,000 to 7,000; the annual treatable population of LG Intermediate Risk NMIBC is approximately 80,000.

We believe that RTGel-based drug formulations, which provide for the sustained release of an active drug, may improve the efficacy of treatment of various types of urothelial cancer with an acceptable safety profile that permits the natural flow of fluids from the kidney via the urinary tract to the bladder. Our formulations are designed to achieve this by increasing the dwell time in the kidney and bladder to maximize tissue exposure of the active drug. Consequently, we believe that RTGel-based drug formulations may enable us to overcome the anatomical and physiological challenges that have historically contributed to the lack of drug development for the treatment of urothelial cancer and other urological pathologies.

In December 2019, the FDA accepted for filing and granted priority review for our New Drug Application, or NDA, for UGN-101 (mitomycin gel) for instillation as a potential treatment for patients with LG UTUC. If approved, UGN-101 would be the first non-surgical treatment option for LG UTUC. We are on track for the potential launch of UGN-101 by mid-year 2020. The FDA previously granted Orphan Drug, Fast Track, and Breakthrough Therapy Designations to UGN-101 for the treatment of LG UTUC. The NDA is supported by the positive results from the pivotal Phase 3 OLYMPUS clinical trial. Results from a final analysis of the primary endpoint showed that UGN-101 demonstrated a complete response rate of 59% in patients with LG UTUC. In addition, the durability of response was estimated to be 89% at six months and 84% at 12 months by Kaplan Meier analysis. Median time to recurrence was estimated to be 13 months. The most commonly reported treatment emergent adverse events were ureteric stenosis (43.7%), urinary tract infection (32.4%), haematuria (31.0%), flank pain (29.6%) nausea (23.9%), dysuria (21.1%), renal impairment (19.7%) and vomiting (19.7%). The majority of these adverse events were mild to moderate, with 8.5% of patients having events of ureteric stenosis reported as severe.

In addition, we are evaluating the safety and efficacy of UGN-102 (mitomycin gel) for intravesical instillation, our novel sustained-release high dose formulation of mitomycin, for the treatment of LG NMIBC.  In September 2019, we reported the interim data of our Phase 2b OPTIMA II trial of investigational UGN-102 (mitomycin gel) for intravesical instillation for patients with LG Intermediate Risk NMIBC, defined as those with one or two of the following criteria: multifocal disease, large tumors and rapid rates of recurrence. The single-arm, open label study trial recently completed enrollment of 63 patients at clinical sites across the U.S. and Israel. Patients are treated with six weekly instillations of UGN-102 and undergo assessment of complete response, or CR (the primary endpoint) four to six weeks following the last instillation. In an interim cohort of 32 patients, 63% (20/32) achieved a CR. We also intend to pursue a 505(b)(2) regulatory pathway for UGN-102. We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of LG Intermediate Risk NMIBC patients.

We believe that urothelial cancer, which is comprised of bladder cancer and UTUC, affects a large and underserved patient population. Annual expenditures for Medicare alone in the United States for the treatment of urothelial cancer were estimated to have been at least $4.0 billion in 2010 and are projected to be at least $5.0 billion in 2020. The majority of the expenditures are spent on tumor resection surgeries such as transurethral resection of bladder tumor, or TURBT. In 2015, the estimated prevalence of urothelial cancer in the United States was 700,000 with an annual incidence of approximately 80,000. The prevalence of each of LG NMIBC and LG UTUC in the United States was approximately 343,000 and 14,500, respectively.

Our clinical stage pipeline also includes UGN-201, our proprietary immunotherapy product candidate, a toll-like receptor 7/8, or TLR 7/8, agonist which have been evaluated for the treatment of high-grade NMIBC, which may include carcinoma in situ, or CIS. UGN-201 is a novel, liquid formulation of imiquimod, a generic TLR7/8, agonist. Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with additional immunotherapy drugs, such as immune checkpoint inhibitors could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In the fourth quarter of 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab (UGN-301, anti-CTLA-4 antibody) via intravesical delivery in combination with UGN-201 (together UGN-302) for the treatment of urinary tract cancers, initially in high-grade non-muscle invasive bladder cancer (HG NMIBC). The combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In October 2016, we granted an exclusive worldwide license to Allergan Pharmaceuticals International Limited, or Allergan, a wholly owned subsidiary of Allergan plc, to research, develop, manufacture, and commercialize pharmaceutical products formulated with our RTGel technology platform and clostridial toxins, including BOTOX®, a branded drug, that we believe can potentially serve as an effective treatment option for patients suffering from overactive bladder, or OAB. In August 2017, we announced that Allergan had submitted an IND to the FDA in order to be able to commence clinical trials in the U.S. using RTGel in combination with BOTOX. In October 2017, Allergan commenced a Phase 2 clinical trial of BOTOX/RTGel for the treatment of OAB, with the potential to evolve from multiple injections of BOTOX into the bladder to a single instillation of the novel formulation.

Our Research and Development and License Agreements

In October 2016, we entered into the Allergan Agreement and granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins (including BOTOX), alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder who cannot use or do not adequately respond to anticholinergics. Additionally, we granted Allergan a non-exclusive, worldwide license to use certain of our trademarks as required for Allergan to practice its exclusive license with respect to the Licensed Products.

Under the Allergan Agreement, Allergan is solely responsible, at its expense, for developing, obtaining regulatory approvals for and commercializing, on a worldwide basis, pharmaceutical products that contain RTGel and clostridial toxins (including BOTOX), alone or in combination with certain other active ingredients, collectively, the Licensed Products. Allergan is obligated to pay us a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of our patent coverage of Licensed Products. We are responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

Agenus Agreement

On November 8, 2019, we entered into a license agreement with Agenus Inc. Pursuant to the agreement, Agenus granted us an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody in solid tumors. Initially, we plan to develop AGEN1884 in combination with UGN-201 for the treatment of high-grade non-muscle invasive bladder cancer.

Pursuant to the terms of the agreement, we paid Agenus an upfront fee of $10.0 million and have agreed to pay Agenus up to $115.0 million upon achieving certain clinical development and regulatory milestones, up to $85.0 million upon achieving certain commercial milestones, and royalties on net sales of licensed products in the 14%-20% range. We will be responsible for all development and commercialization activities.  Under the terms of the license agreement, Agenus has agreed to use commercially reasonable efforts to supply AGEN1884 to us for use in preclinical studies or clinical trials.

Unless earlier terminated in accordance with the terms of the license agreement, the license agreement will expire on a product-by-product and country-by-country basis at the later of (a) the expiration of the last to expire valid claim of a licensed patent right that covers the licensed product in such country or (b) 15 years after the first commercial sale of the licensed product in such country. We may terminate the license agreement for convenience upon 180 days’ written notice to Agenus. Either party may terminate the license agreement upon 60 days’ notice to the other party if, prior to the first commercial sale of a licensed product, we substantially cease to conduct development activities of the licensed products for nine consecutive months (and during such period, Agenus has complied with its obligations under the license agreement) other than in response to a requirement of an applicable regulatory authority or an event outside of our control.  In addition, either party may terminate the license agreement in the event of an uncured material breach of the other party.

Early-Stage Feasibility Evaluation with Janssen Research & Development, LLC

On April 22, 2019, we entered into an agreement with Janssen to conduct an early-stage feasibility evaluation in a therapeutic area of mutual interest. Both parties will each conduct certain activities under the terms of the agreement, and we will incur the costs of our own efforts related to the feasibility evaluation.

For additional information regarding our research and development and license agreements, see Note 8 to our financial statements appearing elsewhere in this Annual Report.

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

Components of Operating Results

Revenues

We do not currently have any products approved for sale and, to date, we have not recognized any revenues from sales of UGN-101, UGN-102 or UGN-201. For the years ended December 31, 2019 and December 31, 2018, we recognized revenues of $18,000 and $1.1 million from RTGel sales under the Allergan Agreement, respectively. For the year ended December 31, 2017, we recognized revenues of $7.5 million under the Allergan Agreement upon the achievement of a milestone in August 2017 as well as sales of RTGel to Allergan, per the Allergan Agreement. In the future, we may generate revenue from a combination of product sales, reimbursements, up-front payments, milestone payments and royalties in connection with the Allergan Agreement and future collaborations. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to achieve clinical success and/or to obtain regulatory approval of any of our product candidates in a timely manner, our ability to generate future revenue will be impaired.

Research and Development Expenses

Research and development expenses consist primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;
•	expenses incurred under agreements with third parties, including CROs, subcontractors, suppliers and consultants, nonclinical studies and clinical trials;
•	expenses incurred to acquire, develop and manufacture nonclinical study and clinical trial materials;
•	expenses incurred to purchase active pharmaceutical ingredient, or API, and other related manufacturing costs; and
•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs.

We expense all research and development costs as incurred. Since our employees and internal resources may be engaged in projects for multiple programs at any time, our focus is on total research and development expenditures, and we do not allocate our internal research and development expenses by project.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984, or the R&D Law, from the Israel Innovation Authority in Israel, or the IIA, formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, an independent and impartial public entity, for some of our development programs. Through December 31, 2019, we had received grants in the aggregate amount of $2.1 million.

A recipient of a grant from the IIA is obligated to pay royalties generally at a rate of 3% to 5% on revenues from sales of products developed in whole or in part with IIA-funded technology, up to the amount of the grant related to any such products plus accrued interest. As of December 31, 2018, we had accrued $0.8 million in royalties due to the IIA, which has been recorded in cost of revenues in our results of operations for the year ended December 31, 2018. In January 2020, the IIA approved our request to unwind our obligation to the IIA as a transfer of knowledge. See Note 15 to the Consolidated Financial Statements included in this report for additional information.

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

Because the NDA for UGN-101is pending review by the FDA and UGN-102 is still in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

License fees and development milestone payments related to in-licensed products and technology are expensed as incurred if it is determined at that point that they have no established alternative future use. We recorded $10.0 million in research and development expenses for the year ended December 31, 2019, comprised of a milestone related to our license agreement with Agenus Inc.

The license agreement provides us with an exclusive world-wide, royalty bearing, and sub-licensable license under Agenus’s intellectual property rights to exploit licensed products incorporating AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. It also provides us with pre-clinical and clinical supply of AGEN1884. No inventory was purchased on the effective date of the License Agreement and subsequent purchases of pre-clinical and clinical supplies are at arm’s length and are priced at cost plus 30% mark-up. Our acquired right to Agenus’s intellectual property represents a single identifiable asset sourced from the agreement. Therefore, all the fair value associated with the agreement is concentrated in one identifiable asset and is not considered a business in accordance with ASC 805-10-55-5A. Therefore, we have accounted for the right to Agenus’s intellectual property acquired under the license agreement as an asset acquisition of in-process research and development. See Note 8 to the Consolidated Financial Statements for further information.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (including share-based compensation related to directors, executives, finance, commercial, medical affairs, business development, investor relations, and human resource functions). Other significant costs include commercial, medical affairs, external professional service costs, facility costs, accounting and audit services, legal services, and other consulting fees.

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

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses, net, consisted primarily of interest income.

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carryforward tax losses totaling approximately $151.9 million as of December 31, 2019. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carryforward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carryforward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carryforward losses.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth our results of operations for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Revenues	$18	$1,128	$(1,110)
Cost of revenue	—	1,803	(1,803)
Gross profit (loss)	18	(675)	693
Operating expenses:
Research and development	49,297	36,934	12,363
General and administrative	60,199	39,571	20,628
Total operating expenses	109,496	76,505	32,991
Operating loss	(109,478)	(77,180)	(32,298)
Interest and other income, net	(4,332)	(1,648)	(2,684)
Loss before income taxes	(105,146)	(75,532)	(29,614)
Income tax expense	—	125	(125)
Net loss	$(105,146)	$(75,657)	$(29,489)

Revenues

Revenues were $18,000 and $1.1 million for the years ended December 31, 2019 and 2018, respectively. The decrease of $1.1 million was primarily due to the decreased revenue recognized under the Allergan Agreement.

Research and Development Expenses

Research and development expenses increased by $12.4 million to $49.3 million in the year ended December 31, 2019 from $36.9 million in the year ended December 31, 2018. Excluding the $10 million milestone payment related to our license agreement with Agenus Inc, research and development expenses increased by $2.4 million. An increase of $2.5 million is mainly comprised of $0.9 million in increased clinical activity of the UGN-102 Phase 2b clinical trial, a $1.1 million increase in headcount and related costs to support clinical trial activities and a $0.5 million increase in nonclinical activity as we advance our pipeline. An additional increase of $3.5 million was attributable to the purchase of API and other manufacturing related activities as we prepare for our UGN-101 product commercial launch, partly offset by a decrease of $3.7 million in share-based compensation. Total non-cash research and development share-based compensation expense was $8.3 million and $12.0 million for the years ended December 31, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses were $60.2 million and $39.6 million for the years ended December 31, 2019 and 2018, respectively. The increase in general and administrative expenses of $20.6 million resulted primarily from an $8.1 million increase in headcount and related costs as part of the buildout of the company in anticipation of commercialization of our first product. The remaining increase resulted primarily from a $3.1 million increase in share-based compensation expense due to new grants, an $8.5 million increase in commercial services and a $0.6 million increase in consultant and directors’ fees. Total non-cash general and administrative share-based compensation expense was $21.7 million and $18.6 million for the years ended December 31, 2019 and 2018, respectively.

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses, net was income of $4.3 million and income of $1.6 million for the years ended December 31, 2019 and 2018, respectively. The increase of $2.7 million was primarily due to increased interest earned on our cash balances and investments in marketable securities.

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenues	$1,128	$8,158	$(7,030)
Cost of revenue	1,803	600	1,203
Gross (loss) profit	(675)	7,558	(8,233)
Operating expenses:
Research and development	36,934	18,697	18,237
General and administrative	39,571	8,811	30,760
Total operating expenses	76,505	27,508	48,997
Operating loss	(77,180)	(19,950)	(57,230)
Interest and other (income) expenses, net	(1,648)	31	(1,679)
Loss before income taxes	(75,532)	(19,981)	(55,551)
Income tax expense	125	19	106
Net loss	$(75,657)	$(20,000)	$(55,657)

Revenues

Our total revenues decreased by $7.0 million to $1.1 million in the year ended December 31, 2018 from $8.2 million in the year ended December 31, 2017. This decrease is due to the proceeds of $7.5 million received from Allergan upon the achievement of a certain milestone under the Allergan Agreement in the year ended December 31, 2017.

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

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses, net was ($1.6 million) compared to $31,000 for the years ended December 31, 2018 and 2017, respectively. The increase was primarily due to increased interest earned on our cash balances.

Liquidity and Capital Resources

As of December 31, 2019, we had $195.6 million in cash, cash equivalents, and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating and capital expenditure requirements for at least the next 12 months.

Through December 31, 2019, we funded our operations primarily through public equity offerings, private placements of equity securities and through the upfront payment received under the Allergan Agreement. In May 2017, we raised $60.8 million, net of issuance costs and underwriting discounts and commissions, in our IPO on the Nasdaq Global Market. In August 2017, we received $7.5 million from Allergan upon the achievement of a milestone under the Allergan Agreement.

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

In December 2019, we entered into a sales agreement pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. The shares are offered and will be sold pursuant to a shelf registration statement on Form S-3 which was declared effective by the SEC on January 2, 2020.  No sales have occurred under this agreement as of the date of this filing.

We have incurred losses since our inception and negative cash flows from our operations, and as of December 31, 2019 we had an accumulated deficit of $228.0 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expenses and general and administrative costs.

Because the NDA for UGN-101 is pending review by the FDA and UGN-102 is still in clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(71,017)	$(37,334)	$(9,568)
Investing activities	(145,593)	35,287	(36,277)
Financing activities	165,250	66,421	61,585
Net change in cash and cash equivalents	$(51,360)	$64,374	$15,740

Operating Activities

Net cash used in operating activities was $71.0 million during the year ended December 31, 2019, compared to $37.3 million used in operating activities during the year ended December 31, 2018. The $33.7 million increase was attributable primarily to the increase of $29.2 million in the net loss for the year and a net increase in operating assets and liabilities of $4.5 million.

Net cash used in operating activities was $37.3 million during the year ended December 31, 2018, compared to $9.6 million used in operating activities during the year ended December 31, 2017. The increase in cash used in operating activities was attributable primarily to the increase of $55.7 million in the net loss for the year partially offset by $24.3 million increase in share-based compensation.

Investing Activities

Net cash used in investing activities was $145.6 million during the year ended December 31, 2019, compared to net cash provided by investing activities of $35.3 million during the year ended December 31, 2018. The decrease of $180.9 million is primarily related to our investment in marketable securities.

Net cash provided by investing activities was $35.3 million during the year ended December 31, 2018, compared to net cash used in investing activities of $36.3 million during the year ended December 31, 2017. The increase of $71.6 million is primarily related to our investment in 2017 and subsequent sale in 2018 of a short-term investment.

Financing Activities

Net cash provided by financing activities was $165.3 million during the year ended December 31, 2019, compared to net cash provided by financing activities of $66.4 million during the year ended December 31, 2018. The increase is primarily related to the increased net proceeds received from our January 2019 financing as compared to our January 2018 financing.

Net cash provided by financing activities was $66.4 million during the year ended December 31, 2018, compared to net cash provided by financing activities of $61.6 million during the year ended December 31, 2017. The difference is primarily related to the net proceeds received from our January 2018 financing as compared to our IPO in May 2017.

Funding Requirements

Our present and future funding requirements will depend on many factors, including, among other things:

•	the outcome of the FDA’s review of the NDA for UGN-101;
•	the progress, timing and completion of clinical trials for UGN-102;
•	nonclinical studies and clinical trials for UGN-201 or any of our other product candidates;
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

•	potential new product candidates we identify and attempt to develop; and
•	revenues we may derive either directly or in the form of royalty payments from future sales of UGN-101, UGN-102, UGN-201, BOTOX/RTGel reverse thermal hydrogel and any other product candidates.

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

Contractual Obligations and Commitments

The obligations detailed below do not include grants received from the IIA pursuant to which we will owe royalties or reimbursement upon commercialization of our product candidates. As of December 31, 2019, the maximum royalty amount payable by us under these funding arrangements is $2.1 million, excluding interest. Under the R&D Law, a company that received grants from the IIA may not transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel without first obtaining the approval of the IIA. We may be required to pay increased royalties of up to 300% of the amount of the original grant and other amounts; if we do not receive such approvals, we may be required to pay significant penalties. In January 2020, the IIA approved our request to unwind our obligation to the IIA as a transfer of knowledge.  See Note 15 to the Consolidated Financial Statements included in this report for additional information.

The following summarizes our significant contractual obligations as of December 31, 2019:

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 To 5 Years	Greater Than 5 Years	Total
	(in thousands)
Operating lease obligations (1)	$1,758	$2,718	$58	$—	$4,534

(1)	Operating lease obligations consist of payments pursuant to lease agreements for our Israeli offices and laboratory facility and our New Jersey, New York and Los Angeles offices.

In November 2014, we entered into a lease agreement for our Israeli offices effective from February 1, 2015 for a period of three years, with an option to extend the lease agreement by an additional three years. In April 2016, we signed an addendum to the November 2014 lease agreement in order to increase the office space rented and extend the rental period. In November 2017, we signed an additional addendum to the November 2014 lease agreement in order to increase the office space rented. The lease agreement was extended in September 2019 for three years until September 30, 2022.

In September 2017, Urogen Pharma, Inc. entered into a new lease agreement for its current New York office for a period of approximately 41 months, which period commenced in October 2017. The new lease agreement will terminate on February 1, 2021, unless earlier terminated in accordance with its terms.

In April 2018, we entered into a new lease agreement for an office in Los Angeles, CA. The lease commencement date was July 10, 2018 and terminates in March 2024.

In November 2019, we subleased our offices in Los Angeles, CA. The lease commencement date was January 1, 2020 and terminates in March 2024.  The subtenants exercised their early access clause and moved into the premises the end of November 2019.

Also, in November 2019, we entered into a new lease agreement, dated effective October 31, 2019, for an office in Princeton, NJ. The lease commencement date was November 29, 2019 and the lease term is 38 months.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

Leases

We are a lessee in several noncancelable operating leases, primarily for office space, office equipment and vehicles. We currently have no finance leases.

We account for leases in accordance with ASC Topic 842, “Leases”. We determine if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Operating lease ROU assets are presented as operating lease right of use assets on the consolidated balance sheets. The current portion of operating lease liabilities is included in other current liabilities and the long-term portion is presented separately as operating lease liabilities on the consolidated balance sheets.

Lease expense is recognized on a straight-line basis for operating leases. Variable lease payments associated with our leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expense on the consolidated statements of operations in the same line item as expense arising from fixed lease payments.

Our lease terms may include options to extend the lease. The lease extensions are included in the measurement of the right of use asset and lease liability when it is reasonably certain that it will exercise that option.

Because most of our leases do not provide an implicit rate of return, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. Our incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

We have lease agreements with lease and non-lease components. We applied the modified retrospective transition method and elected the transition option to use the effective date of January 1, 2019 as the date of initial application (“Transition Date”). Consequently, the disclosures required under Topic 842 are not provided for dates and periods before January 1, 2019.

Revenues

We derive virtually all our revenues from a license and supply agreement with Allergan. Under the agreement, we grant Allergan an exclusive license to develop, commercialize, and otherwise exploit products that contain RTGel and agrees to supply Allergan with pre-clinical and clinical quantities of the RTGel product, also referred to as the RTGel vials. The license agreement contains up-front license fees, future supply fees, development, regulatory, and sales-based milestone payments, and sales-based royalty payments.

We determined that Allergan is our customer and the license and supply agreements are in scope of accounting standards codification, or ASC, 606, which we adopted as of January 1, 2018. We adopted ASC 606 under the modified retrospective method, which did not have a material impact on the Consolidated Statements of Operations. Previously, we analyzed revenues under ASC 605, which states that revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred: (iii) the fee is fixed or determinable: and (iv) collectability of the fee is reasonably assured. The adoption of ASC 606 did not have a material impact on the timing and manner of recognized revenues.

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

In an arrangement with multiple goods and services, a good or service that is promised to a customer shall be considered a separate performance obligation if all the following criteria are met:

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

Research and Development

Research and development costs are expensed as incurred and consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including nonclinical studies, clinical trials, API, other manufacturing costs and professional services. The costs of services performed by others in connection with the research and development activities of an entity, including research and development conducted by others on behalf of the entity, shall be included in research and development costs.

The costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are recognized as research and development expense at the time the costs are incurred.

License fees and development milestone payments related to in-licensed products and technology are expensed as incurred if it is determined at that point that they have no established alternative future use. We recorded $10.0 million in research and development expenses for the year ended December 31, 2019, comprised of a milestone related to our license agreement with Agenus Inc.

Share-Based Compensation

We account for employees’ and directors’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period. We account for forfeitures as they occur according to the FASB’s Accounting Standards Update, or ASU, 2016-09, Improvements to Employee Share-Based Payment Accounting.

We elected to recognize compensation costs for awards conditioned only on continued service that have a graded vesting schedule using the straight-line method and to value the awards based on the single-option award approach. Performance based awards are expensed over the requisite service period when the achievement of performance criteria is probable.

As of December 31, 2018, we adopted ASU 2018-07, Compensation-Stock Compensation, which establishes that the measurement of equity-classified nonemployee awards will be fixed at the grant date. The adoption of ASU 2018-07 did not have an impact on the consolidated statements of operations.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of December 31, 2019, we had $49.7 million in cash and cash equivalents. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019, 2018 or 2017.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS. As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, although the dollar appreciated against the NIS in 2018 by 8.1%, the dollar depreciated against the NIS in 2019 by 7.8%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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

Item 8. Financial Statements and Supplementary Data

UroGen Pharma, Ltd.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UroGen Pharma, Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of UroGen Pharma Ltd. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and  2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

Tel Aviv, Israel	/s/Kesselman & Kesselman
March 2, 2020	Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited

We have served as the Company's auditor since 2010.

UROGEN PHARMA, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2019	2018
Assets
CURRENT ASSETS:
Cash and cash equivalents	$49,688	$101,318
Marketable securities	97,389	—
Restricted cash	523	253
Prepaid expenses and other current assets	1,034	672
TOTAL CURRENT ASSETS	148,634	102,243
NON-CURRENT ASSETS
Property and equipment, net	977	948
Restricted deposit	223	51
Right of use asset	3,735	—
Marketable securities	48,555	—
Other non-current assets	264	317
TOTAL ASSETS	$202,388	$103,559
Liabilities and Shareholders' equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,186	$8,540
Employee related accrued expenses	6,711	4,925
Other current liabilities	1,585	—
TOTAL CURRENT LIABILITIES	19,482	13,465
NON-CURRENT LIABILITY:
Long-term lease liability	2,604	—
TOTAL LIABILITIES	22,086	13,465
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at December 31, 2019 and 2018; 21,026,184 and 16,214,883 shares issued and outstanding as of December 31, 2019 and 2018, respectively	57	44
Additional paid-in capital	407,986	212,921
Accumulated deficit	(228,017)	(122,871)
Accumulated other comprehensive income	276	—
TOTAL SHAREHOLDERS’ EQUITY	180,302	90,094
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,388	$103,559

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUES	$18	$1,128	$8,158
COST OF REVENUES	—	1,803	600
GROSS PROFIT (LOSS)	18	(675)	7,558
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES	49,297	36,934	18,697
GENERAL AND ADMINISTRATIVE EXPENSES	60,199	39,571	8,811
OPERATING LOSS	(109,478)	(77,180)	(19,950)
INTEREST AND OTHER (INCOME) EXPENSES, NET	(4,332)	(1,648)	31
LOSS BEFORE INCOME TAXES	(105,146)	(75,532)	(19,981)
INCOME TAX EXPENSE	—	125	19
NET LOSS	$(105,146)	$(75,657)	$(20,000)

STATEMENTS OF COMPREHENSIVE LOSS
NET LOSS	$(105,146)	$(75,657)	$(20,000)
OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON MARKETABLE SECURITIES	276	—	—
COMPREHENSIVE LOSS	$(104,870)	$(75,657)	$(20,000)
LOSS PER ORDINARY SHARE BASIC AND DILUTED	$(5.12)	$(4.80)	$(2.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE	20,528,727	15,754,193	9,716,790

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Ordinary Shares		Preferred Shares		Additional paid-in capital	Accumulated Deficit	Other Comprehensive Income	Total
	Number of Shares	Amount	Number of Shares	Amount	Amounts
BALANCE AS OF JANUARY 1, 2017	2,305,743	$6	5,193,427	$13	$43,502	$(27,214)	$—	$16,307
CHANGES DURING 2017
Exercise of options into ordinary shares	743,806	2			402			404
Share-based compensation					6,300			6,300
Exercise of warrants into preferred shares			364,036	1	4,731			4,732
Exercise of preferred shares into ordinary shares	5,557,463	14	(5,557,463)	(14)				—
IPO, net of issuance expense and underwriters discounts of $6,105	5,144,378	15			60,757			60,772
Net loss						(20,000)		(20,000)
BALANCE AS OF JANUARY 1, 2018	13,751,390	$37	—	$—	$115,692	$(47,214)	$—	$68,515
CHANGES DURING 2018
Exercise of options into ordinary shares	780,567	2			2,399			2,401
Share-based compensation					30,642			30,642
Issuance of ordinary shares in public offering, net of issuance expenses	1,682,926	5			64,188			64,193
Net loss						(75,657)		(75,657)
BALANCE AS OF JANUARY 1, 2019	16,214,883	$44	—	$—	$212,921	$(122,871)	$—	$90,094
CHANGES DURING 2019
Exercise of options into ordinary shares	603,984	2			3,662			3,664
Share-based compensation					29,967			29,967
Issuance of ordinary shares in public offering, net of issuance expenses	4,207,317	11			161,436			161,447
Other comprehensive income							276	276
Net loss						(105,146)		(105,146)
BALANCE AS OF DECEMBER 31, 2019	21,026,184	$57	—	$—	$407,986	$(228,017)	$276	$180,302

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105,146)	$(75,657)	$(20,000)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	296	417	207
Amortization/Accretion on marketable securities	(572)	—	—
Stock-based compensation	29,967	30,642	6,300
Fair value adjustment of warrants for preferred shares	—	—	168
Realized loss on sale of short-term investment	—	100	—
Amortization of right of use asset	1,028	—	—
Change in lease liability	(910)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in inventory	—	316	(211)
Decrease in accounts receivable	—	—	83
(Increase) decrease in prepaid expenses and other current assets	(394)	318	(562)
Increase in accounts payable and accrued expenses	2,928	4,205	2,534
(Decrease) increase in deferred revenues	—	(650)	650
Increase in employee related accrued expenses	1,786	2,975	1,263
Net cash used in operating activities	(71,017)	(37,334)	(9,568)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments	—	35,901	—
Purchase of marketable securities	(197,686)	—	(36,001)
Maturities of marketable securities	52,590	—	—
Change in restricted deposit	(172)	(54)	(5)
Purchase of property and equipment	(325)	(560)	(271)
Net cash (used in) provided by investing activities	(145,593)	35,287	(36,277)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options into ordinary shares	3,664	2,401	404
Proceeds from exercise of warrants for preferred shares	—	—	382
Issuance cost for shelf filing	(76)	—	—
Issuance of ordinary shares, net of issuance expenses	161,662	64,235	60,841
Issuance cost for secondary offering	—	(215)	(42)
Net cash provided by financing activities	165,250	66,421	61,585
INCREASE IN CASH AND CASH EQUIVALENTS	(51,360)	64,374	15,740
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE YEAR	101,571	37,197	21,457
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE YEAR	$50,211	$101,571	$37,197
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash issuance cost	$188	$102	$202
Non-cash new lease liabilities	$1,741	$—	$—
Exercise of warrants to preferred shares	$—	$—	$4,732

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BUSINESS AND NATURE OF OPERATIONS

Nature of Operations

UroGen Pharma Ltd. is an Israeli company incorporated in April 2004.

UroGen Pharma Inc., a subsidiary of UroGen Pharma Ltd., was incorporated in Delaware in October 2015 and began operating in February 2016.

UroGen Pharma Ltd. and UroGen Pharma Inc. (together the “Company”) is a biopharmaceutical company dedicated to building and commercializing novel solutions that treat specialty cancers and urologic diseases.

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

NOTE 2-BASIS OF PRESENTATION AND MANAGEMENT PLANS

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $228.0 million and $122.9 million as of December 31, 2019 and 2018, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting nonclinical studies and clinical trials.

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

NOTE 3-SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its subsidiary, UroGen Pharma Inc. Intercompany balances and transactions have been eliminated during consolidation.

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

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, transactions in currencies other than the Dollar are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the Dollar are measured using the official exchange rate at the balance sheet date. The effects of foreign currency re-measurements are recorded in the consolidated statements of operations as “Interest and other (income) expenses, net.”

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of money market funds and bank money market accounts and are stated at cost, which approximates fair value.

Marketable Securities

The Company classifies its marketable securities as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained upon examination by the taxing authorities based on the technical merits of the position. If this threshold is met, the second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. As of December 31, 2019 and 2018, the Company had not accrued a provision for uncertain tax positions. See Note 12 for further discussion related to income taxes.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Commencing January 1, 2019, the Company accounts for leases in accordance with ASC Topic 842, “Leases”. The Company determines if an arrangement is a lease at inception. Right-of-use, or ROU, assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Operating lease ROU assets are presented as operating lease right of use assets on the consolidated balance sheets. The current portion of operating lease liabilities is included in other current liabilities and the long-term portion is presented separately as operating lease liabilities on the consolidated balance sheets.

Lease expense is recognized on a straight-line basis for operating leases. Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as operating expense on the consolidated statements of operations in the same line item as expense arising from fixed lease payments.

The Company’s lease terms may include options of the Company as the lessee to extend the lease. The lease extensions are included in the measurement of the right of use asset and lease liability if it is reasonably certain that it will exercise that option.

Because the Company’s leases do not provide an implicit rate of return, an incremental borrowing rate is used based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

The Company has lease agreements with lease and non-lease components and has elected the practical expedient to combine lease and non-lease components for all underlying classes of assets.

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

Topic 842 had a material impact on our consolidated balance sheets but did not have an impact on our consolidated statements of operations. The most significant impact was the recognition of $3.7 million in ROU assets and $4.2 million in lease liabilities.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ROU assets for operating leases are periodically reviewed for impairment losses under ASC 360-10, “Property, Plant, and Equipment”, to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

Accounts Payable and Accrued Expenses

Accrued expenses and other current liabilities consist of the following as of December 31, 2019 and 2018, respectively (in thousands):

	December 31, 2019	December 31, 2018
Accounts payable	$4,694	$4,272
Accrued clinical expenses	399	673
Accrued research and development costs	2,644	780
Accrued general and administrative expenses	2,767	1,029
Accrued other expense	682	1,786
Total accrued expenses and other current liabilities	$11,186	$8,540

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

The Company determined that Allergan is its customer and the license and supply agreements are in scope of ASC 606, which was adopted as of January 1, 2018.  The Company adopted ASC 606 under the modified retrospective method, which did not have a material impact on the Consolidated Statements of Operations. Previously, the Company analyzed revenues under ASC 605, which states that revenue is recognized only when all of the following conditions have been met: (i) there is persuasive evidence of an arrangement; (ii) delivery has occurred: (iii) the fee is fixed or determinable: and (iv) collectability of the fee is reasonably assured. The adoption of ASC 606 did not have a material impact on the timing and manner of recognized revenues.

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

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Royalties Based on Allergan’s Revenue

The Company is also entitled to royalties based on Allergan’s revenue from its product and recognize revenue related to the sales-base royalty when the related sales occur,

Supply of RTGel to Allergan

The Company recognizes revenue related to supply of RTGel at a point in time, upon delivery to Allergan. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $18,000, $1.1 million and $0.7 million of revenue related to RTGel vials supplied to Allergan, respectively.

Shipping and handling costs associated with supply of RTGel vials are accounted for as a fulfillment cost and are in included in cost of revenues.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (including share-based compensation related to directors, executives, finance, commercial, medical affairs, business development, investor relations and human resources functions). Other significant costs include commercial, medical affairs, external professional service costs, facility costs, accounting and audit services, legal services and other consulting fees. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

Research and Development

Research and development costs are expensed as incurred and consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including nonclinical studies, clinical trials, professional services, active pharmaceutical ingredient, or API, and other related manufacturing costs. The costs of services performed by others in connection with the research and development activities of an entity, including research and development conducted by others on behalf of the entity, shall be included in research and development costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

License fees and development milestone payments related to in-licensed products and technology are expensed as in-process research and development if it is determined at that point that they have no established alternative future use.

On November 8, 2019, the Company entered into a license agreement with Agenus Inc. pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery.  AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody in solid tumors.  Initially, the Company plans to develop AGEN1884 in combination with UGN-201 for the treatment of high-grade non-muscle invasive bladder cancer.

Pursuant to the license agreement, the Company paid Agenus an upfront fee of $10.0 million and has agreed to pay Agenus up to $115.0 million upon achieving certain clinical development and regulatory milestones, up to $85.0 million upon achieving certain commercial milestones, and royalties on net sales of licensed products in the 14% to 20% range. The Company will be responsible for all development and commercialization activities.  Under the terms of the license agreement, Agenus has agreed to use commercially reasonable efforts to supply AGEN1884 to the Company for use in preclinical studies or clinical trials.

No inventory was purchased on the effective date and subsequent purchases of pre-clinical and clinical supplies are at arm’s length and are priced at cost plus mark-up. The Company’s acquired right to Agenus’s intellectual property represents a single identifiable asset sourced from the license agreement. Therefore, all the fair value associated with the license agreement is concentrated in one identifiable asset and is not considered a business in accordance with ASC 805-10-55-5A. Therefore, the Company has accounted for the right to Agenus’s intellectual property acquired under the license agreement as an acquisition of an asset.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is equal to the vesting period. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of a restricted stock unit equaled the closing price of our ordinary shares on the grant date.The Company accounts for forfeitures as they occur according to the FASB’s Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.

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

Interest and Other (Income) Expense, net

Interest and Other (Income) Expense, net, consisted of the following as of December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Changes in fair value of warrants for preferred shares	$—	$—	$168
Interest income on cash, cash equivalents and marketable securities	(4,616)	(1,872)	(125)
Realized loss on sale of short-term investment	—	100	—
Other expense (income)	284	124	(12)
Total interest and other (income) expenses	$(4,332)	$(1,648)	$31

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the calculation of basic and diluted loss per common share for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic and diluted:
Loss attributable to equity holders of the Company	$105,146	$75,657	$20,000
Dividend accumulated for preferred shares during the period	$—	$—	$825
Loss attributable to equity holders of the Company, after deducting dividend accumulated for preferred shares	$105,146	$75,657	$20,825
Weighted-average number of ordinary shares	20,528,727	15,754,193	9,716,790
Loss per ordinary share	$5.12	$4.80	$2.14

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the current other-than-temporary impairment model. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, “Leases”, or Topic 842. Topic 842 supersedes existing guidance in Leases (“Topic 840”). Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. Topic 842 requires lessees to recognize right-of-use, or ROU, assets and lease liabilities on the balance sheet for leases with lease terms greater than twelve months, including those classified as operating leases. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The lease liability is measured at the present value of the unpaid lease payments and the ROU assets are derived from the calculation of the lease liability. Lease payments will include fixed and in-substance fixed payments, variable payments based on an index or rate, exercise price of purchase options that are reasonably certain to be exercised, termination penalties, and probable amounts the lessee will owe under a residual value guarantee. Topic 842 also requires lessees to disclose key information about leasing arrangements. Lessor accounting will remain largely unchanged.

The Company applied the modified retrospective transition method and elected the transition option to use the effective date of January 1, 2019 as the date of initial application, or Transition Date. Consequently, financial information was not updated, and the disclosures required under the Topic 842 were not provided for dates and periods before January 1, 2019.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-FAIR VALUE MEASUREMENTS

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

As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Marketable securities:
US government	$66,094	$66,094	$—	$—
Corporate bonds	68,084	—	68,084	—
Commercial paper	7,658	—	7,658	—
Money market funds(1)	16,998	16,998	—	—
Certification of deposit	4,108	—	4,108	—
	$162,942	$83,092	$79,850	$—

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheets.

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

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2019 and 2018.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities as of December 31, 2019 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
US government	$65,947	$147	$—	$66,094
Corporate bonds	67,957	131	(4)	68,084
Commercial paper	7,658	—	—	7,658
Money market funds(1)	16,998	—	—	16,998
Certificates of deposit	4,106	2	—	4,108
	$162,666	$280	$(4)	$162,942

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheets.

The Company classifies its marketable securities as available-for-sale, and they consist of all debt securities. As of December 31, 2019, they were in a net unrealized gain position of $0.3 million. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of December 31, 2019, the aggregate fair value of marketable securities held by the Company in an unrealized loss position was $17.9 million, which consisted of 17 securities. No securities have been in an unrealized loss position for more than 12 months.

As of December 31, 2019 and 2018, the Company considered the decreases in market value on its marketable securities to be temporary in nature and did not consider any of the Company’s investments to be other-than-temporarily impaired.

The Company’s marketable securities as of December 31, 2019 mature at various dates through November 2021. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Maturities within one year	$114,386	$89,965
Maturities after one year through three years	48,556	—
	$162,942	$89,965

NOTE 6-PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$259	$241
Computer equipment and software	416	271
Furniture	544	395
Leasehold improvements	530	561
Manufacturing equipment	226	227
	1,975	1,695
Less: accumulated depreciation and amortization	(998)	(747)
Property and equipment, net	$977	$948

Depreciation and amortization expense was $0.3 million $0.4 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7-LEASES

In April 2016, UroGen Pharma Ltd. signed an addendum to its November 2014 lease agreement for the Company’s principal executive offices located in Israel, in order to increase the office space rented and to extend the rent period until September 2019, with an option to extend the lease for an additional period of three years. In 2019, the option was exercised, and the lease period was extended until September 2022.

UroGen Pharma Inc. entered into a lease agreement for its office for a period of seven years commencing on May 1, 2016. As part of the agreement it provided the lessor with a letter of credit which renews on an annual basis.  On December 1, 2018 it completed a full assignment and assumption of the lease to Allogene Therapeutics, Inc. The letter of credit was returned and there is no further liability to the Company as of December 31, 2018.

In September 2017, UroGen Pharma Inc. entered into a new lease agreement for its New York headquarters. The lease agreement commenced in October 2017 and shall terminate in February 2021. The remaining contractual obligation is approximately $0.8 million.

In April 2018, UroGen Pharma Inc. entered into a new lease agreement for an office in Los Angeles, CA. The lease commencement date was July 10, 2018 and terminates in March 2024. The contractual obligation for the remainder of the lease is $1.2 million.

In November 2019, UroGen Pharma Inc. subleased its offices in Los Angeles, CA. The lease commencement date was January 1, 2020 and terminates in March 2024. The subtenants exercised their early access clause and moved into the premises the end of November 2019.  The expected rental income over the lease term is approximately $1.2 million. The Company accounts for the sublease as on operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The main lease was considered for impairment and the amount was determined to be immaterial.

Also, in November 2019, UroGen Pharma Inc. entered into a new lease agreement, dated effective October 31, 2019, for an office in Princeton, NJ. The lease commencement date was November 29, 2019 and the lease term is 38 months. The minimum lease obligation is approximately $1.7 million.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s leases expire at various dates from 2021 through 2024, with varying renewal and termination options.

The components of lease cost for the year ended December 31, 2019 were as follows (in thousands):

Year Ended December 31, 2019
Operating lease cost	$1,243
Sublease income	(19)
Variable lease cost	105
$1,329

The amounts recognized upon adoption and as of December 31, 2019 were as follows (in thousands):

	January 1, 2019	December 31, 2019
Right of use asset	$3,022	$3,735
Long-term lease liability	2,429	2,604
Other current liabilities	929	1,585

As of December 31, 2019, no impairment losses have been recognized to date.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental information related to leases for the periods reported is as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,192
Right-of-use assets obtained in exchange for new operating lease liabilities	1,741
Weighted-average remaining lease term of operating leases	2.91 years
Weighted-average discount rate of operating leases	5.54%

As of December 31, 2019, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2020	$1,758
2021	1,269
2022	1,101
2023	348
2024 and thereafter	58
Total future minimum lease payments	$4,534
Less: Interest	345
Present value of lease liabilities	$4,189

As of December 31, 2018, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2019	$1,136
2020	1,251
2021	676
2022	567
2023	301
2024 and thereafter	58
Total future minimum lease payments	$3,989

Rent expense charged to operations was $1.2 million, $1.2 million, and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 8- LICENSE AND COLLABORATION AGREEMENTS

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

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company will supply Allergan with certain quantities of RTGel for development of Licensed Products through Phase 2 clinical trials using BOTOX together with RTGel in patients with overactive bladder, at Allergan’s request and expense. Allergan has the right to reduce the next milestone payment if there is a material supply failure from the Company. Prior to completion of the first Phase 2 clinical trial, Allergan has the right to request that the Company transfers to Allergan our manufacturing process for RTGel and Allergan will assume the responsibility to manufacture RTGel and Licensed Product for its own development and commercialization activities.

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

Either party may terminate the Allergan Agreement for uncured material breach by the other party and for the insolvency of the other party. The Company may terminate the Allergan Agreement if Allergan or its affiliates challenges any of our patents licensed to Allergan and such patent challenge is not required under a court order or subpoena and is not a defense against a claim, action or proceeding asserted by the Company, its affiliates or licensees against Allergan, its affiliates or sublicensees. In addition, Allergan may unilaterally terminate the Allergan Agreement for any reason upon advance notice. If Allergan has the right to terminate the Allergan Agreement due to an uncured material breach by the Company, Allergan may elect to continue the agreement and reduce all future milestone and royalty payment obligations to the Company by a specified percentage. In the event of any termination of the Allergan Agreement, Allergan will assign or grant a right of reference to any regulatory documentation related to RTGel to the Company, all rights and licenses to Allergan will terminate, and the license Allergan granted to us under their improvements to RTGel will continue.

Agenus Agreement

On November 8, 2019, the Company entered into a license agreement with Agenus Inc, pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery.  AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody in solid tumors.  Initially, the Company plans to develop AGEN1884 in combination with UGN-201 for the treatment of high-grade non-muscle invasive bladder cancer.

Pursuant to the license Agreement, the Company paid Agenus an upfront fee of $10.0 million and has agreed to pay Agenus up to $115.0 million upon achieving certain clinical development and regulatory milestones, up to $85.0 million upon achieving certain commercial milestones, and royalties on net sales of licensed products in the 14%-20% range. The Company will be responsible for all development and commercialization activities.  Under the terms of the license agreement, Agenus has agreed to use commercially reasonable efforts to supply AGEN1884 to the Company for use in preclinical studies or clinical trials.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unless earlier terminated in accordance with the terms of the license agreement, the license agreement will expire on a product-by-product and country-by-country basis at the later of (a) the expiration of the last to expire valid claim of a licensed patent right that covers the licensed product in such country or (b) 15 years after the first commercial sale of the licensed product in such country. The Company may terminate the license agreement for convenience upon 180 days’ written notice to Agenus. Either party may terminate the license agreement upon 60 days’ notice to the other party if, prior to the first commercial sale of a licensed product, the Company substantially ceases to conduct development activities of the licensed products for nine consecutive months (and during such period, Agenus has complied with its obligations under the license agreement) other than in response to a requirement of an applicable regulatory authority or an event outside of the Company’s control.  In addition, either party may terminate the license agreement in the event of an uncured material breach of the other party.

The Company recorded the $10.0 million milestone in acquired in-process research and development expenses for the year ended December 31, 2019.

Early-Stage Feasibility Evaluation with Janssen Research & Development, LLC

On April 22, 2019, the Company entered into an agreement with Janssen to conduct an early-stage feasibility evaluation in a therapeutic area of mutual interest. The Company and Janssen will each conduct certain activities under the terms of the agreement, and the Company will incur the costs of its own efforts related to the feasibility evaluation.

NOTE 9-EMPLOYEE RIGHTS UPON RETIREMENT

In Israel, the Company is required by law to make severance payments upon dismissal of an employee or upon termination of employment in certain other circumstances.

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

NOTE 10-SHAREHOLDERS’ EQUITY

Ordinary Shares

The Company had 100.0 million ordinary shares authorized for issuance as of December 31, 2019 and 2018, respectively. The Company had 21.0 million and 16.2 million ordinary shares issued and outstanding as of December 31, 2019 and 2018, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. Since its inception, the Company has not declared any dividends.

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

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2019, the Company entered into a sales agreement pursuant to which the Company may from time to time offer and sell the Company’s ordinary shares having an aggregate offering price of up to $100.0 million. The shares are offered and will be sold pursuant to the Company’s shelf registration statement on Form S-3 which was declared effective by the SEC on January 2, 2020.  No sales have occurred under this agreement as of the date of this filing.

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

Series A Preferred Shares

In October 2015 the Company entered into an asset purchase agreement with Telormedix SA (“TMX”) pursuant to which the Company purchased all of the intellectual property assets of TMX (in process R&D) in consideration for 691,200 Series A preferred shares of the Company at a price per share of $5.94, which were subsequently converted into ordinary shares on the date of the IPO. The Company will issue additional shares upon the occurrence of each of three milestones as set in the agreement. The Company has deemed the probability of achieving these milestones to be remote. The acquired intellectual property costs totaling $4.1 million were expensed as incurred to research and development costs in accordance with ASC 730, as the intellectual property is purchased from others for a particular research and development project and has no alternative future uses and therefore no separate economic value.

NOTE 11-SHARE-BASED COMPENSATION

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

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The maximum number of ordinary shares that may initially be issued under the 2017 Plan is 1,400,000. In addition, the number of ordinary shares reserved for issuance under the 2017 Plan will automatically increase on January 1st of each calendar year, from January 1, 2018 through January 1, 2026, so that the number of such shares reserved for issuance will equal 12% of the total number of ordinary shares outstanding on the last day of the calendar month prior to the date of each automatic increase, or a lesser number of shares determined by our board of directors. The maximum number of ordinary shares that may be issued upon the exercise of incentive stock options under the 2017 Plan is 5,600,000. On January 1, 2018, the share reserve increased by 250,167 to 1,650,167. On October 12, 2018, the Company filed a registration statement on Form S-8 increasing the amount of registered ordinary shares of the Company’s 2017 Plan by 1,900,000 to 3,550,167.

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

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the Company’s board of directors approved a modification of options and RSU's for a consultant. The Company recorded an expense of $0.9 million under general and administrative expenses with respect to options' modification. No compensation expense was taken in relation to the RSUs modification because the award vests upon a future performance condition that is not currently probable of occurring.

Options granted:

Set forth below are grants made by the Company as of December 31, 2019. The majority of options vest over three years and expire on the tenth anniversary of the date of grant.

a)	During 2019, the Company granted 955,732 options with exercise prices ranging from $33.21 to $47.57 per share.
b)	During 2018, the Company granted 1,195,000 options with exercise prices ranging from $38.64 to $59.23 per share.
c)	During 2017, the Company granted 589,600 options with exercise prices ranging from $1.78 to $39.26 per share.

The fair value of options granted during 2019, 2018 and 2017 was $27.6 million, $40.3 million and $10.9 million, respectively.

The total unrecognized compensation cost of options as of December 31, 2019 is $30.8 million, which is expected to be recognized over a weighted average period of 1.72 years.

The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	2019	2018	2017
Value of ordinary shares	$33.21-47.57	$38.64-59.23	$1.58-39.26
Dividend yield	0%	0%	0%
Expected volatility	74.09%-80.52%	72.00%-82.04%	68.45%-76.32%
Risk-free interest rate	1.36%-2.62%	1.72%-3.07%	1.38%-2.47%
Expected term	5.8-10 years	0.2-10 years	3.9-10 years

The expected volatility is based on a mix of the Company's historical volatility and the historical volatility of comparable companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the options granted. The expected term is the length of time until the expected dates of exercising the options and is estimated for employees using the simplified method due to insufficient specific historical information of employees’ exercise behavior, and for non-employees, and directors using the contractual term.

The following table summarizes the number of employee and non-employee options outstanding under the Plan for the years ended December 31, 2019, 2018 and 2017, and related information:

	Number of options		Weighted Average price per share
Outstanding as of January 1, 2017	2,389,899		$4.69
Granted	589,600	*	$23.95
Canceled/Forfeited	(45,186)		$5.41
Exercised	(690,281)		$4.12
Outstanding as of December 31, 2017	2,244,032		$9.91
Granted	1,195,000		$47.19
Canceled/Forfeited	(167,149)		$35.37
Exercised	(748,902)		$8.99
Outstanding as of December 31, 2018	2,522,981		$26.16
Granted	955,732		$41.96
Canceled/Forfeited	(183,725)		$41.85
Exercised	(423,653)		$9.10
Outstanding as of December 31, 2019	2,871,335		$32.93

*	Includes 9,600 ordinary shares issuable upon the vesting of options granted in 2016, which were contingent upon the closing of the IPO

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of stock options exercised was $14.2 million, $31.6 million, and $21.4 for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table summarizes the outstanding and exercisable options as of December 31, 2019:

	Options outstanding		Options exercisable
Exercise price per share	Number of options outstanding at end of year	Weighted average remaining contractual life	Number of options exercisable at end of year	Weighted average remaining contractual life
$0.00 - 10.00	725,394	2.80	725,394	2.80
$10.01 - 20.00	75,000	7.39	63,333	7.40
$20.01 - 30.00	100,000	7.82	66,668	7.82
$30.01 - 40.00	433,500	7.78	208,331	6.33
$40.01 - 50.00	1,340,441	8.49	366,273	7.44
$50.01 - 59.23	197,000	7.94	145,000	7.80
	2,871,335		1,574,999

The aggregate intrinsic value of the total vested and exercisable options as of December 31, 2019 is $22.0 million.

The following table summarizes information about RSU activity as of December 31, 2019:

	Outstanding Restricted Stock Units
Outstanding as of January 1, 2017	275,200
Granted	123,300	*
Vested and released	(121,940)
Forfeited	—
Outstanding as of December 31, 2017	276,560
Granted	116,493
Vested and released	(118,447)
Forfeited	(10,907)
Outstanding as of December 31, 2018	263,699
Granted	455,465
Vested and released	(183,975)
Forfeited	(15,762)
Outstanding as of December 31, 2019	519,427

*	Including 28,800 ordinary shares issuable upon the vesting of options granted in 2016, which were contingent upon the closing of the IPO

The fair value of RSUs granted during 2019, 2018 and 2017 was $19.9 million, $5.7 million, and $3.3, respectively. The total unrecognized compensation cost of RSUs as of December 31, 2019 is $16.1 million with a weighted average recognition period of 2.04 years.

The following table illustrates the effect of share-based compensation on the statements of operations:

	Year ended December 31,
	2019	2018	2017
Research and development expenses	$8,291	$12,038	$3,923
General and administrative expenses	21,676	18,604	2,377
	$29,967	$30,642	$6,300

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12-INCOME TAXES

The Company is taxed under Israeli tax laws:

Corporate tax rate

Presented hereunder are the Israeli tax rates relevant to the Company:

2017 – 24%

2018 and thereafter– 23%

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

Law for the Encouragement of Industry (Taxation), 1969:

The Company is an “Industrial Company” under the Law for the Encouragement of Industry (Taxation), 1969 and, therefore, is entitled to certain tax benefits, mainly as follows:

•	Amortization in three equal annual portions of issuance expenses when registering shares for trading as from the date the shares of the company were registered.
•	An 8-year period of amortization for acquired patents and know-how used in the process of development performed by the enterprise.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiary deferred tax assets are as follows:

	December 31,
	2019	2018	2017
In respect of:
Net operating loss carryforward	$33,817	$16,943	$5,844
Deferred rent	—	61	46
Research and development expenses	4,591	3,891	2,887
Stock-based compensation	6,543	4,769	897
Issuance costs	2,063	1,367	1,261
In-process research and development	2,749	629	761
Right of use asset	(800)	—	—
Lease Liability	896	—	—
Accrued expenses	762	598	5
Depreciation of fixed assets	(90)	(93)	—
Other	62	84	24
Less—valuation allowance	(50,593)	(28,249)	(11,725)
Net deferred tax assets	$—	$—	$—

The change in valuation allowance for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Balance at the beginning of the year	$(28,249)	$(11,725)	$(4,158)
Changes during the year	(22,344)	(16,524)	(7,567)
Balance at the end of the year	$(50,593)	$(28,249)	$(11,725)

The main reconciling item between the statutory tax rates of the Company and the effective rate is the share-based compensation and provision for full valuation allowance in respect of tax benefits from carryforward tax losses due to the uncertainty of the realization of such tax benefits.

Regarding the Company’s U.S. operations, as of December 31, 2019, UroGen Pharma Inc. had federal tax net operating losses of $2.6 million and state tax net operating losses of $0.6 million in several jurisdictions available to carryforward and reduce future income tax liabilities. The federal and state net operating losses begin to expire after 2036.

The Internal Revenue Code contains provisions that may limit our use of federal net operating loss carryforwards if significant changes occur in the constructive stock ownership of UroGen Pharma Inc. In the event it has had an “ownership change” within the meaning of Section 382 of the Code, utilization of its net operating loss carryforwards could be restricted under Section 382 of the Code and similar state provisions. Such limitations could result in the expiration of the net operating carryforwards incurred before 2018 before their utilization. In addition, under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.

Losses for tax purposes carried forward to future years

As of December 31, 2019, and December 31, 2018, the Company had approximately $151.9 million and $72.1 million of net carryforward tax losses, respectively, available to reduce future taxable income without limitation of use.

Tax assessments

UroGen Pharma Ltd, has received final tax assessments up to and including its 2013 tax year.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13-RELATED PARTIES

UroGen Pharma Inc. entered into a lease agreement, dated as of November 2015 and commencing as of May 2016, for office space in New York. It shared the office space equitably with Kite Pharma, Inc., a Delaware corporation, which was a cosignatory to such lease agreement. Arie Belldegrun, M.D., the Company’s chairman, served as the Chairman and Chief Executive Officer of Kite Pharma, Inc. until his resignation effective as of October 3, 2017, in connection with the acquisition of Kite Pharma, Inc. by Gilead Sciences, Inc.

In April 2018, it terminated its lease for offices at 689 Fifth Avenue in New York, and on December 1, 2018, UroGen Pharma Inc. and Kite Pharma, Inc., completed a full assignment and assumption of the lease to Allogene Therapeutics, Inc. of which Arie Belldegrun, M.D., serves as the Chairman of the Board of Directors.

UroGen Pharma Inc. recorded a loss on disposal of fixed assets of $0.2 million for the year ended December 31, 2018, regarding accelerated depreciation on the leasehold improvements associated with the lease, and there is no further liability as of December 31, 2018.

There were no related party transactions for the year ended December 31, 2019.

NOTE 14-COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2019, the maximum royalty amount payable by the Company under these funding arrangements is $2.1 million (excluding interest, and inclusive of the $0.8 million in royalties that the Company has accrued as of December 31, 2019). As of December 31, 2018, the Company has accrued $0.8 million in royalties due to the IIA, which has been recorded in cost of revenues in our results of operations for the year ended December 31, 2018. In January 2020, the IIA approved the Company’s request to unwind its obligation to the IIA as a transfer of knowledge (see Note 15).

NOTE 15-SUBSEQUENT EVENTS

On January 2, 2020, the Company’s shelf registration statement on Form S-3 was declared effective by the SEC. As a result, the Company is permitted pursuant to its December 2019 sales agreement with Cowen and Company, LLC to offer and sell ordinary shares of stock having an aggregate offering price of up to $100.0 million pursuant to such agreement.

On January 12, 2020, the IIA Office of Chief Scientist approved the company's request to unwind its obligation to the IIA regarding grants that were loaned to the company between January 2004 and September 2016. The Company has previously reported that the repayment of these grants could be up to three-times of the original grants and other amounts. Under the approval from the IIA, the Company will be required to:

1.

Make a one-time payment in 2020, for up to three-times the grants provided (linked to Plan No. 33889) plus annual interest, net of a deduction for the royalties already paid in accordance with Appendix B of the Section 18(F) to Instructions for Benefit Track No. 1 - R&D Fund ("Benefit Track").

2.

Make a commitment to continue employment of at least 75% of its base R&D jobs in Israel (at the time of settlement) for a period of at least 3 years, in accordance with Appendix B of the Benefit Track.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total payment under the IIA approval, net of the royalties already paid, amounts to $6.6 million plus any additional accrued interest since January 2020. The Company will pay this amount in the first quarter of 2020.

Subject to payment to the IIA to unwind the Company’s obligation, the company will have full freedom to transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel. Other than the commitment to continue employment, all other obligations with the IIA will also cease to exist as per the current agreement.

NOTE 16-SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2019 and 2018 are as follows (in thousands, except per share data):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$—	$18	$—	$—	$18
Total operating expenses	$22,433	$23,771	$23,453	$39,839	$109,496
Loss from operations	$(22,433)	$(23,753)	$(23,453)	$(39,839)	$(109,478)
Net loss attributable to common shareholders	$(21,444)	$(22,477)	$(22,252)	$(38,973)	$(105,146)
Net loss per share attributable to common shareholders - basic and diluted	$(1.11)	$(1.08)	$(1.06)	$(1.86)	$(5.12)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$481	$364	$283	$—	$1,128
Total operating expenses	$13,691	$18,480	$20,317	$24,017	$76,505
Loss from operations	$(13,640)	$(18,434)	$(21,089)	$(24,017)	$(77,180)
Net loss attributable to common shareholders	$(13,382)	$(18,026)	$(20,533)	$(23,716)	$(75,657)
Net loss per share attributable to common shareholders - basic and diluted	$(0.88)	$(1.14)	$(1.28)	$(1.46)	$(4.80)

Net loss per share is computed independently for each of the quarters presented in the tables above. Therefore, the sum of the quarterly per-share calculations will not equal the annual per share calculation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting has been audited by Kesselman & Kesselman (a member firm of PricewaterhouseCoopers International Limited, or PwC), an independent registered public accounting firm, as stated in their report herein, which is included under “Item 8—Financial Statements.”

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC by April 29, 2020, or Proxy Statement, and is incorporated in this Annual Report by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Corporate Code of Ethics and Conduct. The Corporate Code of Ethics and Conduct is available on our website at http://www.urogen.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Corporate Code of Ethics and Conduct from c/o UroGen Pharma Ltd., 400 Alexander Park Dr., Princeton, NJ 08540.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

Exhibit Number	Exhibit Description

2.1

Asset Purchase Agreement, dated October 1, 2015, between the Registrant and Telormedix SA (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form F-1 (File No. 333-217201), filed with the SEC on April 7, 2017).

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

4.1	Reference is made to Exhibit 3.1.

4.2	Description of the Registrant’s Ordinary Shares.

4.3

Investors’ Rights Agreement, dated September 18, 2014, as amended on October 1, 2015 and April 12, 2016, among the Registrant and the Registrant’s shareholders (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form F-1 (File No. 333-217201), filed with the SEC on April 7, 2017).

10.1*	Form of Officer Indemnity and Exculpation Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Report Form 6-K (File No. 001-38079), filed with the SEC on July 13, 2018).

10.2*

Amended and Restated 2010 Israeli Share Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 20-F (File No. 001-38079), filed with the SEC on March 15, 2018).

10.3*	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on February 28, 2019).

10.4*

2017 Israeli Equity Incentive Sub Plan to the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form F-1 (File No. 333-217201), filed with the SEC on April 7, 2017).

10.5	UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on May 28, 2019).

10.6

Form of Stock Option Grant Notice and Stock Option Agreement under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on May 28, 2019).

10.7

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on May 28, 2019).

10.8*

Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 3, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on February 28, 2019).

10.9*

Employment Agreement by and between the Registrant and Peter Pfreundschuh, dated as of July 31, 2018 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on February 28, 2019).

10.10*

Employment Agreement by and between the Registrant and Stephen Mullennix, dated as of January 17, 2018 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on February 28, 2019).

10.11*

Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of December 5, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on February 28, 2019).

10.12*

Separation and Release Agreement between the Registrant and Ron Bentsur, dated as of January 3, 2019 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on February 28, 2019).

10.13†

License Agreement, dated as of October 7, 2016, by and between the Registrant and Allergan Pharmaceuticals International Limited (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form F-1 (File No. 333-217201), filed with the SEC on April 7, 2017).

10.14††	License Agreement, dated November 8, 2019, by and between the Registrant and Agenus Inc.

10.15	Lease Agreement, dated November 4, 2019, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C.

21.1	Subsidiary of the Registrant.

23.1	Consent of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited, an independent registered public accounting firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Annual Report on Form 10-K of UroGen Pharma Ltd. for the year ended December 31, 2019, formatted in Inline XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL

*	Management contract or compensatory plan.
†

Registrant has been granted confidential treatment for certain portions of this exhibit. This exhibit omits the information subject to this confidentiality treatment. Omitted portions have been filed separately with the SEC.

††	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROGEN PHARMA, LTD.

March 2, 2020	By:	/s/ Elizabeth Barrett
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

Name	Title	Date

/s/ Elizabeth Barrett	Chief Executive Officer, Director	March 2, 2020
Elizabeth Barrett	(Principal Executive Officer)

/s/ Peter Pfreundschuh	Chief Financial Officer	March 2, 2020
Peter Pfreundschuh	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Chairman	March 2, 2020
Arie Belldegrun, M.D.

/s/ Cynthia Butitta	Director	March 2, 2020
Cynthia Butitta

/s/ Fred E. Cohen	Director	March 2, 2020
Fred E. Cohen

/s/ Kathryn Falberg	Director	March 2, 2020
Kathryn Falberg

/s/ Stuart Holden	Director	March 2, 2020
Stuart Holden, M.D.

/s/ Ran Nussbaum	Director	March 2, 2020
Ran Nussbaum

/s/ Shawn C. Tomasello	Director	March 2, 2020
Shawn C. Tomasello