Form 10-Q
period 2020-03-31
UroGen Pharma Ltd.
filed 2020-05-07
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-38079

UROGEN PHARMA LTD.

(Exact Name of Registrant as Specified in its Charter)

Israel	98-1460746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Alexander Park Drive, Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

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

As of May 4, 2020, the registrant had 21,935,131 shares of ordinary shares, par value NIS 0.01 per share, outstanding.

UROGEN PHARMA LTD.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts and par value)

	March 31, 2020	December 31, 2019
Assets
CURRENT ASSETS:
Cash and cash equivalents	$26,468	$49,688
Marketable securities	92,623	97,389
Restricted cash	1,223	523
Prepaid expenses and other current assets	1,552	1,034
TOTAL CURRENT ASSETS	121,866	148,634
NON-CURRENT ASSETS
Property and equipment, net	991	977
Restricted deposit	223	223
Right of use asset	3,433	3,735
Marketable securities	40,137	48,555
Other non-current assets	279	264
TOTAL ASSETS	$166,929	$202,388
Liabilities and Shareholder's equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,500	$11,186
Employee related accrued expenses	4,075	6,711
Other current liabilities	1,632	1,585
TOTAL CURRENT LIABILITIES	14,207	19,482
NON-CURRENT LIABILITIES:
Long-term lease liability	2,268	2,604
TOTAL LIABILITIES	16,475	22,086
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at March 31, 2020 and December 31, 2019; 21,212,940 and 21,026,184 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	58	57
Additional paid-in capital	415,895	407,986
Accumulated deficit	(265,810)	(228,017)
Accumulated other comprehensive income	311	276
TOTAL SHAREHOLDERS’ EQUITY	150,454	180,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$166,929	$202,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2020	2019
REVENUES	$—	$—
COST OF REVENUES	—	—
GROSS (LOSS) PROFIT	—	—
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES	16,588	9,726
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,973	12,707
OPERATING LOSS	(38,561)	(22,433)
INTEREST AND OTHER INCOME, NET	768	989
NET LOSS	$(37,793)	$(21,444)
STATEMENTS OF COMPREHENSIVE LOSS
NET LOSS	$(37,793)	$(21,444)
OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON MARKETABLE SECURITIES	35	—
COMPREHENSIVE LOSS	$(37,758)	$(21,444)
NET LOSS PER ORDINARY SHARE BASIC AND DILUTED	$1.79	$1.11
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE	21,158,161	19,340,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited; in thousands, except share amounts)

	Ordinary Shares		Additional paid-in	Accumulated	Other comprehensive
	Number of		capital	Deficit	income	Total
	Shares	Amount	Amounts
BALANCE AS OF JANUARY 1, 2020	21,026,184	$57	$407,986	$(228,017)	$276	$180,302
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2020
Exercise of options into ordinary shares	186,756	1	292			293
Share-based compensation			7,617			7,617
Other comprehensive income					35	35
Net loss				(37,793)		(37,793)
BALANCE AS MARCH 31, 2020	21,212,940	$58	$415,895	$(265,810)	$311	$150,454

BALANCE AS OF JANUARY 1, 2019	16,214,883	$44	$212,921	$(122,871)	$—	$90,094
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2019
Exercise of options into ordinary shares	336,148	1	2,046			2,047
Share-based compensation			7,447			7,447
Issuance of ordinary shares in public offering, net of issuance expenses	4,207,317	11	161,436			161,447
Other comprehensive income					—	—
Net loss				(21,444)		(21,444)
BALANCE AS OF MARCH 31, 2019	20,758,348	$56	$383,850	$(144,315)	$—	$239,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,793)	$(21,444)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	82	63
Amortization/Accretion on marketable securities	98	—
Stock-based compensation	7,617	7,447
Amortization of right of use asset	374	245
Lease liability	(361)	(173)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(518)	(41)
Decrease in accounts payable and accrued expenses	(2,498)	(2,440)
Decrease in employee related accrued expenses	(2,636)	(1,591)
Net cash used in operating activities	(35,635)	(17,934)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(9,378)	—
Maturities of marketable securities	22,499	—
Purchases of property and equipment	(96)	(44)
Net cash provided by (used in) investing activities	13,025	(44)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options into ordinary shares	293	1,532
Issuance of ordinary shares, net of issuance expenses	—	161,974
Issuance cost for shelf filing	(203)	—
Net cash provided by financing activities	90	163,506
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,520)	145,528
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	50,211	101,571
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$27,691	$247,099
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash new lease liabilities	$72	$—
Non-cash issuance cost	$—	$312
Exercise of options	$—	$515

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA LTD.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BUSINESS AND NATURE OF OPERATIONS

Nature of Operations

UroGen Pharma Ltd. is an Israeli company incorporated in April 2004 (“UPL”).

UroGen Pharma Inc., a wholly owned subsidiary of UPL, was incorporated in Delaware in October 2015 and began operating in February 2016 (“UPI”).

UPL and UPI (together the “Company”) is a biopharmaceutical company focused on developing and commercializing novel therapies designed to change the standard of care for urological pathologies. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, preparing for the potential commercial launch of our first commercial product, Jelmyto (mitomycin), formerly known as UGN-101, and our product candidate UGN-102, and raising capital to support and expand these activities.

On April 15, 2020, the U.S. Food and Drug Administration (“FDA”) granted expedited approval for Jelmyto (mitomycin), for pyelocalyceal solution, a first-in-class treatment indicated for adults with low-grade upper tract urothelial cancer (“LG-UTUC”). See Note 15 for further details.

NOTE 2-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to state fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020.

The consolidated financial statements include the accounts of UPL and its wholly owned subsidiary UPI. All material intercompany balances and transactions have been eliminated during consolidation.

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $265.8 million and $228.0 million as of March 31, 2020 and December 31, 2019, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting nonclinical studies, clinical trials and preparing for the potential commercial launch of Jelmyto (mitomycin).

The success of the Company depends on its ability to develop its technologies to the point of U.S. Food and Drug Administration (“FDA”) approval and subsequent revenue generation and, the Company must raise enough capital to finance these efforts. Based on management’s cash flow projections, the Company believes that its cash and cash equivalents and marketable securities are sufficient to fund the Company’s planned operations for at least the next 12 months. However, in the future, the Company may need to raise additional capital to finance the continued operating and capital requirements of the Company. There can be no assurances that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs. If the Company cannot obtain adequate working capital, it may be forced to reevaluate its planned business operations.

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

Cash and Cash Equivalents; Marketable Securities

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of money market funds and bank money market accounts and are stated at cost, which approximates fair value.

Cash and cash equivalents and marketable securities totaled $159.2 million as of March 31, 2020.  The Company classifies its marketable securities as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

For individual debt securities classified as available-for-sale securities where there has been a decline in fair value below amortized cost, the Company determines whether the decline resulted from a credit loss or other factors. The Company records impairment relating to credit losses through an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes.

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

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained upon examination by the taxing authorities based on the technical merits of the position. If this threshold is met, the second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. As of March 31, 2020, and December 31, 2019, the Company had not accrued a provision for uncertain tax positions. See Note 12 for further discussion related to income taxes.

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

ROU assets for operating leases are periodically reviewed for impairment losses under ASC 360-10, “Property, Plant, and Equipment”, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

Revenues

To date, the Company has derived virtually all its revenues from its license and supply agreement (the “Allergan Agreement”) with Allergan Pharmaceuticals International Limited (“Allergan”), a wholly owned subsidiary of Allergan plc. Under the Allergan Agreement, the Company granted Allergan an exclusive license to develop, commercialize, and otherwise exploit products that contain reverse thermal hydrogel (“RTGel”) and agreed to supply Allergan with pre-clinical and clinical quantities of the RTGel product, also referred to as the RTGel vials. The Allergan Agreement contains up-front license fees, future supply fees, development, regulatory, and sales-based milestone payments, and sales-based royalty payments.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including nonclinical studies, clinical trials, manufacturing costs and professional services. The costs of services performed by others in connection with the research and development activities of the Company, including research and development conducted by others on behalf of the Company, shall be included in research and development costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

Selling General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs (including share-based compensation related to directors, executives, finance, commercial, medical affairs, business development, investor relations and human resources functions). Other significant costs include commercial, medical affairs, external professional service costs, facility costs, accounting and audit services, legal services, and other consulting fees. Selling, general and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is equal to the vesting period. The fair value of options is determined using the Black-Scholes option-pricing model. The fair value of a restricted stock unit (“RSU”) equaled the closing price of our ordinary shares on the grant date. The Company accounts for forfeitures as they occur according to the FASB’s Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13. ASU 2016-13 requires the Company to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the Company’s current estimate of credit losses expected to be incurred. For available-for-sale debt securities with unrealized losses, the standard requires allowances to be recorded through net income instead of directly reducing the amortized cost of the investment under the prior other-than-temporary impairment model.

The Company applied the modified retrospective transition method as of the date of initial application, January 1, 2020, or the Transition Date. As of March 31, 2020, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit impairments were recognized in the period.

NOTE 4-OTHER FINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable	$4,152	$4,694
Accrued clinical expenses	235	399
Accrued research and development costs	1,696	2,644
Accrued selling, general and administrative expenses	2,057	2,767
Accrued other expense	360	682
Total accounts payable and accrued expenses	$8,500	$11,186

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses consisted of the following as of March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest income	$(811)	$(1,010)
Other finance expenses	43	21
Total finance income	$(768)	$(989)

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of March 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	March 31,	Identical Assets	Inputs
	2020	(Level 1)	(Level 2)
Marketable securities:
US government	$68,414	$68,414	$—
Corporate bonds	55,671	—	55,671
Commercial paper(1)	8,486	—	8,486
Money market funds(2)	13,904	13,904	—
Certificates of deposit	1,788	—	1,788
	$148,263	$82,318	$65,945

(1)	$1.6 million is included within cash and cash equivalents on the condensed consolidated balance sheets.
(2)	Included within cash and cash equivalents on the condensed consolidated balance sheets.

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2019	(Level 1)	(Level 2)
Marketable securities:
US government	$66,094	$66,094	$—
Corporate bonds	68,084	—	68,084
Commercial paper	7,658	—	7,658
Money market funds(1)	16,998	16,998	—
Certificates of deposit	4,108	—	4,108
	$162,942	$83,092	$79,850

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheets.

The Company’s marketable securities are valued based on publicly available quoted market prices for identical securities as of March 31, 2020 and December 31, 2019.

NOTE 6-MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities as of March 31, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
US government	$67,648	$766	$—	$68,414
Corporate bonds	56,135	75	(539)	55,671
Commercial paper	8,480	6	—	8,486
Money market funds	13,904	—	—	13,904
Certificates of deposit	1,785	3	—	1,788
	$147,952	$850	$(539)	$148,263

The Company classifies its marketable securities as available-for-sale and they consist of all debt securities. The amortized cost basis as of March 31, 2020 includes $0.6 million of accrued interest receivable. As of March 31, 2020, marketable securities were in a net unrealized gain position of $0.3 million. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of March 31, 2020, the aggregate fair value of marketable securities held by the Company in an unrealized loss position was $33.7 million which consisted of 41 securities. The unrealized loss was primarily caused by recent impacts to the automotive and financial services industries, as well as decreases in the credit ratings of two names in the portfolio. However, the Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment (that is, the Company expects to recover the entire amortized cost basis of the security). Per the Company’s general investment strategy, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. As of March 31, 2020, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit impairments were recognized in the period.

The Company’s marketable securities as of March 31, 2020 mature at various dates through February 2022. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Maturities within one year	$108,126	$114,386
Maturities after one year through three years	40,137	48,556
	$148,263	$162,942

NOTE 7-PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Laboratory equipment	$264	$259
Computer equipment and software	455	416
Furniture	596	544
Leasehold improvements	530	530
Manufacturing equipment	226	226
	2,071	1,975
Less: accumulated depreciation and amortization	(1,080)	(998)
Property and equipment, net	$991	$977

Depreciation and amortization expenses were $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

NOTE 8-LEASES

Operating Leases

The Company has the following office and laboratory facility leases:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s executive offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, UPL utilized the agreement extension option and extended the rent period for additional three years until August 2022.

•

In September 2017, UPI entered into a new lease agreement for its office space in New York, which the Company previously used as its headquarters. The lease agreement commenced in October 2017 and terminates in February 2021. The Company’s remaining contractual obligation under this lease is approximately $0.6 million as of March 31, 2020.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $1.1 million as of March 31, 2020. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.8 million as of March 31, 2020. The Company accounts for the sublease as on operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The main lease was considered for impairment and the amount was determined to be immaterial.

•

In November 2019, UroGen Pharma Inc. entered into a new lease agreement for an office in Princeton, NJ, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 and the lease term is 38 months. The Company’s remaining contractual obligation under this lease is approximately $1.6 million as of March 31, 2020.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s leases expire at various dates from 2019 through 2023, with varying renewal and termination options.

The components of lease cost for the three months ended March 31, 2020 were as follows (in thousands):

Three Months Ended March 31, 2020
Operating lease cost	$430
Sublease income	(56)
Variable lease cost	56
$430

The amounts recognized as of March 31, 2020 were as follows (in thousands):

March 31, 2020
Right of use asset	$3,433
Long-term lease liability	2,268
Other current liabilities	1,632

As of March 31, 2020, no impairment losses have been recognized to date.

Supplemental information related to leases for the periods reported is as follows (in thousands):

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	390
Right-of-use assets obtained in exchange for new operating lease liabilities	180
Weighted-average remaining lease term of operating leases	2.73 years
Weighted-average discount rate of operating leases	5.47%

Subleases

As of March 31, 2020 undiscounted cash flows to be received under the Company’s operating sublease on an annual basis was as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2020	$61
2021	235
2022	243
2023	251
2024	49
2025 and thereafter	—
$839

Sublease income is recognized net within operating expenses. Sublease income for the three months ended March 31, 2020 was as follows (in thousands):

Three Months Ended March 31, 2020
Sublease income from fixed lease payments	$56
Sublease income from variable payments	—
$56

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

Further, the Company is eligible to receive additional material milestone payments of up to an aggregate of $200.0 million upon the successful completion of certain development, regulatory and commercial milestones. As of March 31, 2020, since inception of the Allergan Agreement the Company has received a total of $25.0 million in milestone payments from Allergan. Allergan will pay the Company a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of our patent coverage of Licensed Products. The Company is responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

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

The Company plans to continue to research, develop and commercialize other products combining RTGel with other active ingredients, except that there are certain restrictions with respect to the overactive bladder and neurogenic detrusor overactivity indications. Subject to provisions called out in the Allergan Agreement, Allergan may unilaterally terminate the Allergan Agreement for any reason upon advance notice. In addition, either party may terminate the Allergan Agreement for various reasons.

Agenus Agreement

In November 2019, the Company entered into a license agreement with Agenus Inc, pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody in solid tumors. Initially, the Company plans to develop AGEN1884 in combination with UGN-201 for the treatment of high-grade non-muscle invasive bladder cancer.

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

Unless earlier terminated in accordance with the terms of the license agreement, the license agreement will expire on a product-by-product and country-bycountry basis at the later of (a) the expiration of the last to expire valid claim of a licensed patent right that covers the licensed product in such country or (b) 15 years after the first commercial sale of the licensed product in such country. The Company may terminate the license agreement for convenience upon 180 days’ written notice to Agenus. Either party may terminate the license agreement upon 60 days’ notice to the other party if, prior to the first commercial sale of a licensed product, the Company substantially ceases to conduct development activities of the licensed products for nine consecutive months (and during such period, Agenus has complied with its obligations under the license agreement) other than in response to a requirement of an applicable regulatory authority or an event outside of the Company’s control. In addition, either party may terminate the license agreement in the event of an uncured material breach of the other party.

As of March 31, 2020, since inception of the Agenus Agreement, the Company has paid a total of $10.0 million in milestone payments, which was recognized in acquired in-process research and development expenses during the three months ended December 31, 2019.

Early-Stage Feasibility Evaluation with Janssen Research & Development, LLC (“Janssen”)

In April 2019, the Company entered into an agreement with Janssen to conduct an early-stage feasibility evaluation in a therapeutic area of mutual interest. The Company and Janssen will each conduct certain activities under the terms of the agreement, and the Company will incur the costs of its own efforts related to the feasibility evaluation. Under the agreement the parties agreed to conduct a limited scope of laboratory and animal testing work. On March 24, 2020 and based on results of the animal studies conducted under the MTA Janssen and UroGen mutually agreed to terminate the MTA and therefore recognize that no further work will be conducted by either party.

NOTE 10-SHAREHOLDERS’ EQUITY

The Company had 100.0 million ordinary shares authorized for issuance as of March 31, 2020 and December 31, 2019, respectively. The Company had 21.2 million and 21.0 million ordinary shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

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

In December 2019, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may from time to time offer and sell the Company’s ordinary shares having an aggregate offering price of up to $100.0 million to or through Cowen, acting as sales agent or principal. The Company did not sell any ordinary shares pursuant to the ATM Sales Agreement during the quarter ended March 31, 2020.  See Note 15.

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

The expected volatility is based on a mix of the Company’s historical volatility, and the historical volatility of comparable companies with similar attributes to the Company, including industry, stage of life cycle, size and financial leverage. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the options granted. The expected term is the length of time until the expected dates of exercising the options and is estimated for employees using the simplified method due to insufficient specific historical information of employees’ exercise behavior, and for non-employees, and directors using the contractual term.

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

On January 3, 2019, the Company appointed Elizabeth Barrett as its President and Chief Executive Officer.  In connection with Ms. Barrett’s employment, she was granted 277,432 options to purchase the Company’s ordinary shares, at an exercise price of $47.57, as well as 317,065 RSUs, with a combined grant-date fair value of $24.1 million.

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

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses	1,943	2,338
Selling, general and administrative expenses	5,674	5,109
	$7,617	$7,447

The total unrecognized compensation cost of options and RSUs a March 31, 2020 is $50.8 million with a weighted average recognition period of 1.95 years.

NOTE 12-INCOME TAXES

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of March 31, 2020, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax accounting losses for the years ended 2019, 2018 and 2017, and for the three months ended March 31, 2020. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

NOTE 13-RELATED PARTIES

There were no related party transactions for the three months ended March 31, 2020 or the three months ended March 31, 2019.

NOTE 14-COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2020 and December 31, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

On January 12, 2020, the IIA Office of Chief Scientist approved the Company's request to unwind its obligation to the IIA regarding grants that were loaned to the Company between January 2004 and September 2016. The total payment under the IIA approval, net of the royalties already paid, $6.6 million, was fully paid during the first quarter of 2020 and recognized as research and development expense. Based on this payment, the company will have full freedom to transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel. Other than the commitment to continue at least 75% of its based R&D jobs in Israel (at the time of settlement) for a period of at least three years, all other obligations with the IIA ceased to exist as per the agreement.

On March 20, 2020, the Company entered into a Separation Agreement with Stephen Mullennix, the Company’s Chief Operating Officer, which sets forth the terms of Mr. Mullennix’s termination of employment with the Company, effective as of April 30, 2020, or Separation Date. The arrangement includes cash severance, as well as a pro rata portion of the target annual bonus for calendar year 2020, contingent on certain performance conditions. The Company accrued $0.4 million during the quarter ended March 31, 2020 in relation to this arrangement.

Leases

See Note 8 for further discussion regarding lease commitments.

NOTE 15-SUBSEQUENT EVENTS

On April 15, 2020, the FDA approved the Company’s new drug application for Jelmyto (mitomycin), formerly known as UGN-101, for pyelocalyceal solution, for adult patients with low-grade upper tract urothelial cancer. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to enable longer exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means.

In April 2020, the Company sold 700,000 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $16.6 million. The net proceeds to the Company after deducting sales commissions to Cowen were approximately $16.1 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2020. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a biopharmaceutical company dedicated to building and commercializing novel solutions that treat specialty cancers and urologic diseases. We have developed RTGel reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. UroGen’s approved product Jelmyto (mitomycin) for pyelocalyceal solution, and our investigational candidate, UGN-102 (mitomycin) for intravesical solution are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“LG-UTUC”) and low-grade non-muscle invasive bladder cancer (“LG-NMIBC”), respectively.

We estimate that the annual treatable population of LG-UTUC in the United States is approximately 6,000 to 7,000; the annual treatable population of LG-NMIBC is approximately 80,000.

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

On April 15, 2020, the FDA approved our new drug application (“NDA”) for Jelmyto, formerly known as UGN-101, for pyelocalyceal solution, for the treatment of adult patients with LG-UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to enable longer exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means.

LG-UTUC is a rare cancer that develops in the lining of the upper urinary tract, ureters and kidneys. In the United States, there are approximately 6,000 - 7,000 new or recurrent LG-UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. The current standard of care includes multiple surgeries and most require a radical nephroureterectomy, which includes the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that LG-UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of major surgery.

The FDA approval is based on results from our Phase 3 OLYMPUS trial showing Jelmyto achieved clinically significant disease eradication in adults with LG-UTUC. Findings include:

•	Complete response (“CR”) (primary endpoint) of 58% in the intent-to-treat population and in the sub-population of patients who were deemed not capable of surgical removal at diagnosis.

•

At the 12-month time point for assessment of durability, 19 patients remained in CR of a total of 41 patients, seven had experienced recurrence of disease and nine patients continued to be followed for the 12-month duration of response.

•

The most commonly reported adverse events (≥ 20%) were ureteric obstruction, flank pain, urinary tract infection, hematuria, renal dysfunction, fatigue, nausea, abdominal pain, dysuria, and vomiting. Most adverse events were mild to moderate and manageable using well established treatments. No treatment-related deaths occurred.

The FDA evaluated Jelmyto under Priority Review, which is reserved for medicines that may represent significant improvements in safety or efficacy in treating serious conditions. Jelmyto was also granted Breakthrough Therapy designation by the FDA, which was created to expedite the development and review of drugs developed for serious or life-threatening conditions with high unmet need.

We expect to commercially launch Jelmyto by mid-2020. We have staffed, trained and prepared a commercial team comprising a field force of 48 representatives with deep experience in both urology and oncology.  The sales representatives will be led by seven regional business managers. Each region is supported with a Clinical Nurse Educator to provide training and support around instillation, as well as a Field Reimbursement manager to ensure access and reimbursement. In the last year, we hired a team of seven medical science liaisons who have appropriately engaged with physicians interested in learning more about UroGen and our technology, including through virtual meetings.

We are committed to helping patients access Jelmyto. Our market access teams have been laying the foundation for coverage and reimbursement, meeting multiple times with payers. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration safe and seamless for practitioners and patients, including entering into an agreement with a major national pharmacy under which the pharmacy, following receipt of a patient prescription, will be able to prepare and dispense the Jelmyto admixture on our behalf.

In addition, we are evaluating the safety and efficacy of UGN-102, our novel sustained-release high dose formulation of mitomycin, for the treatment of LG-NMIBC.

In September 2019, we reported the interim data of our Phase 2b OPTIMA II trial of investigational UGN-102 for patients with Intermediate Risk NMIBC, defined as those with one or two of the following criteria: multifocal disease, large tumors and rapid rates of recurrence. The single-arm, open label study trial recently completed enrollment of 63 patients at clinical sites across the U.S. and Israel. Patients are treated with six weekly instillations of UGN-102 and undergo assessment of complete response, or CR (the primary endpoint) four to six weeks following the last instillation. In an interim cohort of 32 patients, 63% (20/32) achieved a CR. We also intend to pursue a 505(b)(2) regulatory pathway for UGN-102. We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of LG Intermediate Risk NMIBC patients.

In April 2020, we reported additional interim data analysis of our Phase 2b OPTIMA analysis of UGN-102 in patients with LG Intermediate Risk NMIBC. The Phase 2b OPTIMA II trial demonstrated a CR rate at three months following onset of treatment of 65% (41/63 patients). Of those who achieved a complete response and underwent evaluation at six- and nine-months, 97% and 85% respectively, of patients remained free of disease at six- and nine-months follow-up, respectively remained disease free. The Company is actively engaged in discussions with the FDA to finalize the design for our pivotal Phase 3 protocol and expect to begin the study in the second half of 2020.

We believe that urothelial cancer, which is comprised of bladder cancer and UTUC, affects a large and underserved patient population. Annual expenditures for Medicare alone in the United States for the treatment of urothelial cancer were estimated to have been at least $4.0 billion in 2010 and are projected to be at least $5.0 billion in 2020. The majority of the expenditures are spent on tumor resection surgeries such as transurethral resection of bladder tumor, or TURBT. In 2015, the estimated prevalence of urothelial cancer in the United States was 700,000 with an annual incidence of approximately 80,000. The prevalence of each of LG-NMIBC and LG-UTUC in the United States was approximately 343,000 and 14,500, respectively.

Our clinical stage pipeline also includes UGN-201 (imiquimod), our proprietary formulation of an immunotherapy product candidate, a toll-like receptor 7/8, or TLR 7/8, agonist which have been evaluated for the treatment of high-grade NMIBC, which may include carcinoma in situ, or CIS. UGN-201 is a novel, liquid formulation of imiquimod, a generic TLR7/8, agonist. Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with additional immunotherapy drugs, such as immune checkpoint inhibitors could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In the fourth quarter of 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab (UGN-301, anti-CTLA-4 antibody) via intravesical delivery in combination with UGN-201 (together UGN-302) for the treatment of urinary tract cancers, initially in high-grade non-muscle invasive bladder cancer (HG NMIBC). The combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects

In October 2016, we granted an exclusive worldwide license to Allergan Pharmaceuticals International Limited, or Allergan, a wholly owned subsidiary of Allergan plc, to research, develop, manufacture, and commercialize pharmaceutical products formulated with our RTGel technology and clostridial toxins, including BOTOX®, a branded drug, that we believe can potentially serve as an effective treatment option for patients suffering from overactive bladder, or OAB. In August 2017, we announced that Allergan had submitted an IND to the FDA in order to be able to commence clinical trials in the United States using RTGel in combination with BOTOX. In October 2017, Allergan commenced a Phase 2 clinical trial of BOTOX/RTGel for the treatment of OAB, with the potential to evolve from multiple injections of BOTOX into the bladder to a single instillation of the novel formulation.

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

In November 2019, we entered into a license agreement with the Agenus Inc. (“Agenus”). Pursuant to the agreement, Agenus granted us an exclusive, worldwide license (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients, and in combination with Agenus’ anti-PD-1 antibody (AGEN2034) in solid tumors. UGN-201 is a TLR-7/8 agonist that is in early stage development for high grade non-muscle invasive bladder cancer (“HG NMIBC”).

Based on nonclinical studies conducted by us, UGN-201 in combination with anti-CTLA-4 antagonists have shown encouraging results for the potential treatment of HG NMIBC. We intend to continue research and development work in HG NMIBC in 2020.

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

In April 2019, the Company entered into an agreement with Janssen to conduct an early-stage feasibility evaluation in a therapeutic area of mutual interest. The Company and Janssen will each conduct certain activities under the terms of the agreement, and the Company will incur the costs of its own efforts related to the feasibility evaluation. Under the agreement the parties agreed to conduct a limited scope of laboratory and animal testing work. On March 24, 2020 and based on results of the animal studies conducted under the MTA Janssen and UroGen mutually agreed to terminate the MTA and therefore recognize that no further work will be conducted by either party.

For additional information regarding our research and development license and collaboration agreements, see Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Impact of COVID-19 Pandemic

In the event of a prolonged disruption related to COVID-19, there could be detrimental impact to our ongoing clinical trials, our commercial launch or commercialization activities for Jelmyto, and our ability to access capital markets. See Item 1A. Risk Factors below for further discussion.

Components of Operating Results

Revenues

To date, we have not generated any revenues from product sales. For each of the three months ended March 31, 2020 and 2019, we did not recognize any revenues from RTGel sales under the Allergan Agreement. In the future, we may generate revenue from a combination of product sales, if approved, reimbursements, up-front payments, milestone payments and royalties in connection with the Allergan Agreement and future collaborations. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to achieve clinical success and/or to obtain regulatory approval of any of our product candidates in a timely manner, our ability to generate future revenue will be impaired.

Research and Development Expenses

Research and development expenses, net consist primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;
•	expenses incurred under agreements with third parties, including clinical research organizations (“CROs”), subcontractors, suppliers and consultants, nonclinical studies and clinical trials;
•	expenses incurred to acquire, develop and manufacture nonclinical study and clinical trial materials;
•	expenses incurred to purchase active pharmaceutical ingredient (“API”) and other related manufacturing costs; and
•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (the “R&D Law”), from the Israel Innovation Authority in Israel (the “IIA”), formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, an independent and impartial public entity, for some of our development programs. As of March 31, 2020, we had received grants in the aggregate amount of $2.1 million.

On January 12, 2020, the IIA Office of Chief Scientist approved the Company’s request to unwind its obligation to the IIA regarding grants that were loaned to the Company between January 2004 and September 2016. The total payment under the IIA approval, net of the royalties already paid, amounts to $6.6 million, which was fully paid during the first quarter of 2020. See Note 14 to the Consolidated Financial Statements included in this report for additional information.

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

Other than Jelmyto which was approved by the FDA in April 2020, we have not received approval of any of our product candidates. UGN-102 is still in clinical development and our other product candidates are in nonclinical development, and the outcome of these efforts is uncertain.  As such, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

License fees and development milestone payments related to in-licensed products and technology are expensed as incurred if it is determined at that point that they have no established alternative future use. We recorded $10.0 million in research and development expenses for the year ended December 31, 2019, comprised of a milestone related to our license agreement with Agenus Inc.

The license agreement provides us with an exclusive world-wide, royalty bearing, and sub-licensable license under Agenus’s intellectual property rights to exploit licensed products incorporating AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. It also provides us with preclinical and clinical supply of AGEN1884. No inventory was purchased on the effective date of the License Agreement and subsequent purchases of preclinical and clinical supplies are at arm’s length and are priced at cost plus 30% mark-up. Our acquired right to Agenus’s intellectual property represents a single identifiable asset sourced from the agreement. Therefore, all the fair value associated with the agreement is concentrated in one identifiable asset and is not considered a business in accordance with ASC 805-10-55-5A. Therefore, we have accounted for the right to Agenus’s intellectual property acquired under the license agreement as an asset acquisition of in-process research and development. See Note 9 to the Consolidated Financial Statements for further information.

Selling and Marketing Expenses

To date, selling and marketing expenses consist primarily of commercial personnel costs (including share-based compensation) along with pre-commercialization activities relative to Jelmyto, formerly known as UGN-101. We anticipate that our selling and marketing expenses will increase during the remainder of 2020 as a result of the FDA’s approval of Jelmyto in April 2020 and our planned commercial launch of Jelmyto in mid-2020.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (including share-based compensation related to directors, executives, finance, medical affairs, business development, investor relations, and human resource functions). Other significant costs include medical affairs, external professional service costs, facility costs, accounting and audit services, legal services, and other consulting fees.

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

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $151.9 million as of December 31, 2019. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 2, 2020 (“Annual Report”). There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Gross loss	—	—	—
Operating expenses:
Research and development	16,588	9,726	6,862
Selling and marketing	10,651	2,568	8,083
General and administrative	11,322	10,139	1,183
Total operating expenses	38,561	22,433	16,128
Operating loss	(38,561)	(22,433)	(16,128)
Interest and other income, net	768	989	(221)
Net loss	$(37,793)	$(21,444)	$(16,349)

Research and Development Expenses

Research and development (R&D) expenses were $16.6 million and $9.7 million for the three months ended March 31, 2020 and 2019, respectively. The increase of $6.9 million is mostly due to one-time payment of $6.6 million to unwind our obligation to the IIA.

Selling and Marketing Expenses

Selling and marketing expenses were $10.7 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively. The increase in selling and marketing expenses of $8.1 million resulted from increased activity in preparation for the launch of Jelmyto.

General and Administrative Expenses

General and administrative expenses were $11.3 million and $10.1 million for the three months ended March 31, 2020 and 2019, respectively. The increase in general and administrative expenses of $1.2 million resulted primarily from increases in headcount ahead of the launch of Jelmyto, and severance payment for a terminated senior officer.

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses, net, was $0.8 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.2 million in interest and other income was primarily due to a decrease in interest earned on our cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

As of March 31, 2020, we had $159.2 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months.

Through March 31, 2020, we funded our operations primarily through public equity offerings, private placements of equity securities and through the upfront payment received under the Allergan Agreement.

In December 2019, we entered into a sales agreement (the “ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. The shares are offered and will be sold pursuant to a shelf registration statement on Form S-3 which was declared effective by the SEC on January 2, 2020.

In April 2020, we sold 700,000 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen were approximately $16.1 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million.

We have incurred losses since our inception and negative cash flows from our operations, and as of March 31, 2020 we had an accumulated deficit of $265.8 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expenses and general and administrative costs.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, including Jelmyto, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,635)	$(17,934)
Investing activities	13,025	(44)
Financing activities	90	163,506
Net change in cash and cash equivalents	$(22,520)	$145,528

Operating Activities

Net cash used in operating activities was $35.6 million during the three months ended March 31, 2020, compared to $17.9 million during the three months ended March 31, 2019. The $17.7 million increase was attributable primarily to the increase of $16.3 million in the net loss for the quarter, which is inclusive of the $6.6 million payment to the IIA. See Note 14 to the Consolidated Financial Statements included in this report for additional information.

Investing Activities

Net cash provided by investing activities was $13.0 million during the three months ended March 31, 2020, compared to $44,000 used in investing activities during the three months ended March 31, 2019. The increase of $13.0 million is primarily related to maturities of our marketable securities, partially offset by additional investments in marketable securities made during the three months ended March 31, 2019.

Financing Activities

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2020, compared to $163.5 million during the three months ended March 31, 2019. The decrease is primarily related to the net proceeds received from our January 2019 underwritten public offering of our ordinary shares.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. As of March 31, 2020 we had $159.2 million of cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but also invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on March 31, 2020, this change would not have had a material effect on the fair value of our cash and cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our ordinary shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risk factors set forth below that are marked with an asterisk (*) did not appear as risk factors in, or contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our ordinary shares would likely decline and you may lose all or part of your investment.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business and Strategy

We are highly dependent on the successful commercialization of our only approved product, Jelmyto.*

To date, we have not commercialized any product candidates. We have invested significant efforts and financial resources in the research and development of our first and only product approved for commercial sale, Jelmyto. We are focusing a significant portion of our activities and resources on Jelmyto, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Jelmyto in the United States.

Successful commercialization of Jelmyto is subject to many risks. We have never, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with Jelmyto. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to further train and develop the team in order to be prepared to successfully coordinate the launch and commercialization of Jelmyto. Even if we are successful in building out our commercial team, there are many factors that could cause the launch and commercialization of Jelmyto to be unsuccessful, including a number of factors that our outside our control. We must also properly train physicians and nurses for the skillful preparation and administration of Jelmyto, and develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

Because no drug has previously been approved by the FDA for the treatment of LG-UTUC, it is especially difficult to estimate Jelmyto’s market potential. The commercial success of Jelmyto depends on the extent to which patients and physicians accept and adopt Jelmyto as a treatment for LG-UTUC, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from LG-UTUC is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to be treated with Jelmyto due to label warnings, adverse events associated with product administration or other reasons, the commercial potential of Jelmyto will be limited. We do not know how physicians, patients and payors will respond to the pricing of Jelmyto. Physicians may not prescribe Jelmyto and patients may be unwilling to be treated with Jelmyto if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Jelmyto in our post-marketing commitments, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Jelmyto. Thus, significant uncertainty remains regarding the commercial potential of Jelmyto.

In addition, our commercial launch of Jelmyto and subsequent commercialization efforts could be hindered by the COVID-19 pandemic, although we are currently not able to predict or quantify any such potential impact with any degree of certainty.

If the launch or commercialization of Jelmyto is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

Jelmyto has only been studied in a limited number of patients and in limited populations. Following commercial launch, Jelmyto will be available to a much larger number of patients and in broader populations, and we do not know whether the results of Jelmyto use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.*

Jelmyto has been administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal Phase 3 OLYMPUS clinical trial for the treatment of adult patients with LG-UTUC. While the FDA granted approval of Jelmyto based on the data included in the NDA, including data from the OLYMPUS clinical trial, we do not know whether the results when a large number of patients and broader populations are exposed to Jelmyto, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of Jelmyto that served as the basis for the approval of Jelmyto. New data relating to Jelmyto, including from adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of Jelmyto from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We have no experience as an organization in marketing or distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto and any of our other product candidates that receives regulatory approval.*

Our strategy is to build a fully integrated biopharmaceutical company to successfully execute the commercial launch of Jelmyto in the United States. We have established a commercial management team that is preparing our organization for the planned future launch of Jelmyto and have also established a field-based organization comprised of approximately 80 individuals, including a sales team, reimbursement support team, clinical nurse educators, national account managers and a medical liaisons. However, we must continue to build our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop this capability. While we recently established a field-based sales organization, we will need to conduct further activities to develop our sales force in order to successfully execute the commercial launch of Jelmyto. Additionally, even after initial development of our sales force and the commercial launch of Jelmyto, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize Jelmyto would be limited, and we would not be able to generate product revenues successfully. Moreover, as an organization, we have no experience in marketing or distributing products, and we cannot be certain that we will successfully develop this capability. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain personnel for medical affairs, marketing and sales. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

The market opportunities for Jelmyto and our product candidates may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.*

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We are designing our lead product candidates with the goal of replacing surgery as the standard of care for certain urothelial cancers. However, there is no guarantee that our product candidates, if approved, would be approved for first-line or even later lines of therapy, and, that prior to any such approvals, we will not have to conduct additional clinical trials.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who have previously failed prior treatments, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, our pivotal Phase 3 OLYMPUS clinical trial for Jelmyto was designed to evaluate the use of Jelmyto for the treatment of tumors in the renal pelvis (the funnel-like dilated part of the ureter in the kidney) and was not designed to evaluate the use of Jelmyto for the treatment of tumors in the ureter (the tube that connects the kidneys to the bladder). Even though Jelmyto is approved for the treatment of LG-UTUC, physicians may choose to only use it to treat tumors in the renal pelvis and not tumors in the ureter, which would limit the degree of physician adoption and market acceptance of Jelmyto. Even if we obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including the use of the products as first- or second-line therapy. For example, LG-UTUC is a rare malignant tumor of the cells lining the urinary tract and there is limited scientific literature or other research on the incidence and prevalence of LG-UTUC. If our estimates of the incidence and prevalence of LG-UTUC are incorrect, Jelmyto’s commercial viability may prove to be limited, which may negatively affect our financial results.

Jelmyto and any our product candidates that receives regulatory approval may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.*

The commercial success of Jelmyto and any other product candidate that receives regulatory approval will depend significantly on their broad adoption and use by physicians, for approved indications, including, in the case of Jelmyto, for the treatment of LG-UTUC, and in the case of UGN-102, for the treatment of LG intermediate risk NMIBC, and for other therapeutic indications that we may seek to pursue with any of our product candidates. Physicians treating LG-UTUC and LG intermediate risk NMIBC have never had to consider treatments other than surgery. The degree and rate of physician and patient adoption of our product candidates, if approved, will depend on a number of factors, including:

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

•

whether treatment with our product or product candidates, including the treatment of LG-UTUC with Jelmyto and the treatment of LG intermediate risk NMIBC with UGN-102, if approved, will be deemed to be an elective procedure by third- party payors; if so, the cost of treatment would be borne by the patient and would be less likely to be broadly adopted;

•

proper training of physicians or nurses for the skillful administration of our approved product, Jelmyto, and UGN-102, if approved, and development of a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events;

•	the revenues and profitability that our products will offer physicians as compared to alternative therapies; and
•

the effectiveness of our sales and marketing efforts, especially the success of any targeted marketing efforts directed toward physicians and clinics and any direct-to-consumer marketing efforts we may initiate.

If Jelmyto, UGN-102 or any of our other product candidates is approved for use but fails to achieve the broad degree of physician adoption and market acceptance necessary for commercial success, our operating results and financial condition would be adversely affected.

Jelmyto and our product candidates, if approved, will face significant competition with competing technologies and our failure to compete effectively may prevent us from achieving significant market penetration.*

The biopharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our potential competitors include large and experienced companies that enjoy significant competitive advantages over us, such as greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and foreign regulatory authorities. These companies may develop new drugs to treat the indications that we target or seek to have existing drugs approved for use for the treatment of the indications that we target.

The FDA has approved four immunotherapy drugs known as checkpoint inhibitors; Tecentriq (atezolizumab), Bavenico (Avelumab), Imfinzi (durvalumab) and Keytruda (pembrolizumab) for the treatment of locally advanced or metastatic bladder cancer, a form of muscle invasive bladder cancer.

We are aware of several pharmaceutical companies that are developing drugs in the fields of urology and uro-oncology, such as Roche, Vyriad, GSK, Celgene, Lipac Oncology, Samyang biopharma, Merck Sharp & Dohme Corp., Eleven biotherapeutics, Viralytics Limited, AADi, LLC, Biocancell Ltd., Altor BioScience Corporation, FKD Therapies Oy and Spectrum Pharmaceuticals, Inc. We do not know whether these potential competitors are already developing, or plan to develop, LG-UTUC or high-grade UTUC treatments or other indications that we are pursuing.

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

In addition, we face competition from existing standards of treatment, including transurethral resection of bladder tumor, or TURBT, surgery for bladder cancer. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care, which is first-line tumor surgical procedures. Our ability to market Jelmyto and any of our product candidates that receive marketing approval is and will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.*

Jelmyto is indicated for adult patients with low-grade upper tract urothelial cancer. We are currently developing UGN-102 and UGN-201 for the treatment of various forms of bladder cancer. The FDA and other applicable regulatory agencies will restrict our ability to market or advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop and, if approved, promote and commercialize new treatment indications for our products in the future, but we cannot predict when or if we will receive the regulatory approvals required to do so. Failure to receive such approvals will prevent us from promoting or commercializing new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

If we are found to have improperly promoted off-label uses of Jelmyto or any other product candidate that receives regulatory approval, or if physicians misuse our products, we may become subject to prohibitions on the sale or marketing of our products, significant sanctions, and product liability claims, and our image and reputation within the industry and marketplace could be harmed.*

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and may not be promoted based on overstated efficacy or omission of important safety information. For example, we cannot promote the use of our product Jelmyto in a manner that is inconsistent with the approved label but we are permitted to share truthful and not misleading information that is otherwise consistent with the product’s FDA approved labeling. However, physicians are able, in their independent medical judgment, to use Jelmyto on their patients in an off-label manner, such as for the treatment of other urology indications. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would harm our business. The federal government has levied large administrative, civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

Physicians may also misuse our products or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our products are misused or used with improper technique, we may become subject to costly litigation. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. We currently carry product liability insurance covering our clinical trials with policy limits that we believe are customary for similarly situated companies and adequate to provide us with coverage for foreseeable risks. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. In addition, we are still in the process of establishing product liability insurance to cover our planned commercialization of Jelmyto, and there can be no assurance that we be able to do so on commercially reasonable terms. Furthermore, the use of our products for conditions other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

In addition to Jelmyto, we are dependent on the success of our lead product candidate, UGN-102, and our other product candidates, including obtaining regulatory approval to market our product candidates in the United States.*

Other than Jelmyto, all of our product candidates, including our lead product candidate, UGN-102, remain in clinical development and have not yet received regulatory approval from the FDA or any other regulatory agency.

The success of our product candidates is subject to significant risks, including risks associated with successfully completing current and future clinical trials, such as:

•

the FDA’s acceptance of our parameters for regulatory approval relating to UGN-102 and our other product candidates, including our proposed indications, primary and secondary endpoint assessments and measurements, safety evaluations and regulatory pathways, and proposed labeling and packaging;

•

our ability to successfully complete the FDA requirements related to chemistry, manufacturing and controls, or CMC, for UGN-102 and our other product candidates, and if completed, their sufficiency to support an NDA;

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
•

the prevalence and severity of adverse events associated with our product candidates, including UGN-102,  as there are no drugs and related drug administration procedures approved for low-grade non-muscle invasive bladder cancer, that are based on RTGel technology;

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
•

our ability to properly train physicians or nurses for the skillful preparation and administration of any of our product candidates that receive approval, including UGN-102, and our ability to develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

Many of these clinical, regulatory and commercial risks are beyond our control. Accordingly, we cannot assure you that we will be able to advance any of our product candidates through clinical development, or to obtain regulatory approval of any of our product candidates. Even if we receive approval of any of the product candidates in our pipeline or future product candidates, there is no assurance that we will be able to successful commercialize any of them.

We may be unable to obtain regulatory approval for our product candidates.*

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA and by foreign regulatory authorities. These regulations differ from country to country. To gain approval to market our product candidates, we must provide clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication. Although we have obtained FDA approval of Jelmyto, we have not yet obtained regulatory approval of any other product candidates in the United States or any other country. Our business depends upon obtaining these regulatory approvals. There are currently only three drugs that have been approved by the FDA for NMIBC, with the last approval having occurred over 15 years ago. The FDA can delay, limit or deny approval of our product candidates for many reasons, including:

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

These risks and uncertainties impact all of our clinical programs that we pursue and have been amplified by the recent COVID-19 pandemic, as described below. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would thus negatively impact our business, results of operations and prospects.

To date we have only generated limited clinical data for our investigational product candidates.*

Positive results in nonclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3 clinical trials, after promising results in nonclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse effects. To date, our clinical trials and other programs have involved small patient populations and because of the small sample size, the results of these clinical trials may be subject to substantial variability and may not be indicative of future results. We are actively engaged in discussions with the FDA to finalize the design for our pivotal Phase 3 protocol for UGN-102, and expect to begin the study in the second half of 2020. If our clinical trials do not ultimately indicate that our product candidates are safe and effective for their intended use, the FDA may not approve any NDA that we may submit to market such product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient data become available and following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. In particular, interim data may reflect small sample sizes, be subject to substantial variability and may not be indicative of either future interim results or final results. Publications based on interim data may differ from FDA approved product labeling. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our ordinary shares. See the description of risks under the heading “Risks Related to Ownership of our Ordinary Shares” for additional disclosures related to the risk of volatility in the price of our ordinary shares.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. Furthermore, we may report interim analyses of only certain endpoints rather than all endpoints. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, UGN-102 or any other investigational product candidate may be harmed, which could harm our business, financial condition, results of operations and prospects.

We have limited experience in conducting clinical trials and obtaining approval for product candidates and may be unable to do so successfully.*

As a company, we have limited experience in conducting clinical trials and have progressed only one product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that the planned clinical trials will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Third-party clinical investigators do not operate under our control. Any performance failure on the part of such third parties could delay the clinical development of our product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or future product candidates, depriving us of potential product revenue and resulting in additional losses.

We have not yet applied for regulatory approvals to market UGN-102 or the other product candidates in our pipeline, and we may be delayed in obtaining or failing to obtain such regulatory approvals and to commercialize our product candidates.*

The process of developing, obtaining regulatory approval for and commercializing our product candidates is long, complex, costly and uncertain, and delays or failure can occur at any stage. The research, testing, manufacturing, labeling, marketing, sale and distribution of drugs are subject to extensive and rigorous regulation by the FDA and foreign regulatory agencies, as applicable. These regulations are agency-specific and differ by jurisdiction. We are not permitted to market any product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory agencies in such countries. To gain approval of an NDA or other equivalent regulatory approval, we must provide the FDA or relevant foreign regulatory authority with nonclinical and clinical data that demonstrates the safety and efficacy of the product for the intended indication.

Before we can submit an NDA to the FDA or comparable similar applications to foreign regulatory authorities, we must conduct Phase 3 clinical trials, or a pivotal/registration trial equivalent, for each product candidate. After submission of an NDA, the FDA may raise additional questions on any data contained in the application. These questions may come in the form of information requests or in the NDA 74-day letter as review issues. We must address these questions during the review, but we do not know whether our responses will be acceptable to the FDA. We cannot assure you that the FDA will not decide to require us to perform additional clinical trials, including potentially requiring us to perform an additional pivotal study with a control arm, before approving, or as a condition of approving, NDA’s for our product candidates.

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

We may not be able to advance our nonclinical product candidates into clinical development and through regulatory approval and commercialization.*

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

These risks and uncertainties impact all of our nonclinical programs that we pursue and have been amplified by the recent COVID-19 pandemic, as described below. If we are unsuccessful in advancing our nonclinical product candidates into clinical trials in a timely fashion, our business may be harmed. Even if we are successful in advancing our nonclinical product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this report and our other filings with the SEC. Accordingly, we cannot assure you that we will be able to develop, obtain regulatory approval for, commercialize or generate significant revenue from our product candidates.

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

Jelmyto or any of our product candidates may produce undesirable side effects that we may not have detected in our previous nonclinical studies and clinical trials or that are not expected with mitomycin treatment or inconsistent with catheter administration procedures. This could prevent us from gaining marketing approval or market acceptance for these product candidates, or from maintaining such approval and acceptance, and could substantially increase commercialization costs and even force us to cease operations.*

As with most pharmaceutical products, Jelmyto and our product candidates may be associated with side effects or adverse events that can vary in severity and frequency. Side effects or adverse events associated with the use of Jelmyto or any of our product candidates, including UGN-102, may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. To date, in our nonclinical testing, completed Compassionate Use Program for Jelmyto and clinical trials, we have observed several adverse events and serious adverse events, including ureteric obstruction, ureteral stenosis, inhibition of urine flow, rash, flank pain, kidney swelling, kidney infection, renal dysfunction, hematuria, fatigue, nausea, abdominal pain, dysuria, vomiting, urinary tract infection, urgency in urination and pain during urination. In addition, we have observed transient perturbation of laboratory measures of renal and hematopoietic function as well as ureteral stricture and stenosis. These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. However, we cannot assure you that we will not observe additional drug or procedure-related serious adverse events in the future or that the FDA will not determine them as such. Side effects such as toxicity or other safety issues associated with the use of Jelmyto or our product candidates could require us to perform additional studies or halt development or sale of Jelmyto or our product candidates or expose us to product liability lawsuits, which will harm our business.

Furthermore, our Phase 2b clinical trial for UGN-102 involve larger patient bases than in our prior studies of these candidates, and the commercial marketing of Jelmyto and, if approved, UGN-102, will further expand the clinical exposure of the drugs to a wider and more diverse group of patients than those participating in the clinical trials, which may identify undesirable side effects caused by these products that were not previously observed or reported.

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

Additionally, in the event we discover the existence of adverse medical events or side effects caused by one of our products or product candidates, a number of other potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving market acceptance or approval of the affected product or product candidate and could substantially increase development or commercialization costs, force us to withdraw from the market any approved product, or even force us to cease operations. We cannot assure you that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

We may continue to face future developmental and regulatory difficulties related to Jelmyto and any other product candidates that receive marketing approval. In addition, we are subject to government regulations and we may experience delays in obtaining required regulatory approvals to market our proposed product candidates.*

We are subject to certain postmarketing commitments related to Jelmyto, including a requirement for a period of five years to provide annual updates for the duration of response for all patients with ongoing complete responses enrolled in the OLYMPUS trial.  With respect to our current and future candidates, even if we complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or applicable foreign regulatory agency may grant approval contingent on the performance of additional costly post-approval clinical trials, risk mitigation requirements and surveillance requirements to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable. Absence of long-term safety data may further limit the approved uses of our products, if any.

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

If we are not successful in developing, receiving regulatory approval for and commercializing our nonclinical and clinical product candidates, our ability to expand our business and achieve our strategic objectives could be impaired.*

Although we have received FDA approval of Jelmyto for pyelocalyceal solution, for the treatment of adult patients with LG-UTUC, and we plan to devote a substantial portion of our resources to the continued clinical testing and potential approval UGN-102 for the treatment of LG intermediate risk NMIBC, another key element of our strategy is to discover, develop and commercialize a portfolio of products to serve additional therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and those that we have are geared towards clinical testing and seeking regulatory approval of UGN-102 and our other existing product candidates. We may also explore strategic collaborations for the development or acquisition of new products, but we may not be successful in entering into such relationships. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102 and UGN-201 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102 and UGN-201, if approved. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers and with single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our potential commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102 or UGN-201 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto, UGN-102 and UGN-201 for our nonclinical studies, clinical trials and commercial use, should our drug candidates receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd., or Teva, as our single-source supplier of mitomycin active pharmaceutical ingredient, or API, for Jelmyto and UGN-102. We also currently depend on single sources for the gel contained in Jelmyto and UGN-102, and imiquimod for UGN-201. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the availability of raw materials. If we or our manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of any approved products.

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements for Jelmyto, as well as UGN-102 or any of our other product candidates if approved for marketing by the FDA or foreign regulatory authorities. We also rely on a single third-party manufacturer to produce our proprietary drug product, or final mitomycin formulation, necessary for our clinical trial and commercial requirements. We plan to continue to rely on third parties for such production of mitomycin API, as well as for the raw materials, compounds and components necessary to produce our product candidates and for nonclinical studies and clinical trials.

Even though we are approved as a commercial supplier of Jelmyto, a drug product containing mitomycin, we have no experience as a company in the commercial supply of drugs and may never be successful as a commercial supplier of drug products containing mitomycin. In addition, cost-overruns, unexpected delays, equipment failures, logistics breakdowns, labor shortages, natural disasters, power failures, production failures or product recalls, and numerous other factors could prevent us from realizing the intended benefits of our sales strategy and have a material adverse effect on our business. Further, although we plan to commercially supply Jelmyto, further build-out is required and establishing such commercial-scale supply capabilities requires additional investment, is time-consuming and may be subject to delays, including because of shortage of labor, compliance with regulatory requirements or receipt of necessary regulatory approvals. In addition, building out our Jelmyto commercial supply capabilities may cost more than we currently anticipate, and delays or problems may adversely impact our ability to provide sufficient quantities of Jelmyto to support our planned commercial launch and ongoing commercialization of Jelmyto as well as our financial condition.

In addition, before we can begin to commercially manufacture any product candidate that receives regulatory approval in the future other than Jelmyto, whether in a third-party facility or in our own facility, once established, we must obtain regulatory approval from the FDA for our manufacturing process and facility in order to sell such products in the United States. A manufacturing authorization would also have to be obtained from the appropriate European Union regulatory authorities in order sell such products in the European Union. In order to obtain approval, we will need to ensure that all of the processes, methods and equipment of such manufacturing facilities are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any vendors, contract laboratories or suppliers is found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.

Our continuing reliance on third party subcontractors and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party subcontractors and suppliers may not be able to comply with cGMP or quality system regulation, also called QSR, or similar regulatory requirements outside the United States. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay our clinical trials or the manufacture and commercial sale of our investigational product candidates, if approved.

Our failure or the failure of our third-party subcontractors and suppliers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Jelmyto, UGN-102 or any of our other product candidates that we may develop. Any failure or refusal to supply or any interruption in supply of the components for Jelmyto, UGN-102 or any other product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts.

In addition to mitomycin, we currently use other single source suppliers relative to production of the RTGel products, the ureteral catheter and injector which are required to be used with Jelmyto. Both the ureteral catheter and injector are used as part of the delivery of Jelmyto. We are assessing second source suppliers regarding all key components of Jelmyto and are advancing these conversations as a means to ensure both a second source and potential future reductions in cost of goods sold. However, there can be no assurance that we will be able to secure any second-source suppliers for these key components on a timely basis, on favorable terms, or at all.

Failure to obtain marketing approval in international jurisdictions would prevent our approved product, Jelmyto, and our product candidates from being marketed abroad.*

In order to market and sell our products in the European Union and other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. Regulatory approval processes outside the United States generally include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be commercialized in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing approvals and may not receive the necessary approvals to commercialize our product candidates in any particular market.

We rely on third parties and consultants to assist us in conducting our clinical trials for our product candidates. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize UGN-102 or any of our other product candidates.*

We do not have the ability to independently conduct many of our nonclinical studies or our clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs to conduct clinical trials on our product candidates. Third parties play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. Due to the limited drug development for non-muscle invasive urothelial cancers over the past 15 years, neither we nor any third-party clinical investigators, CROs and/or consultants are likely to have extensive experience conducting clinical trials for the indications we are targeting. If our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize our product candidates.

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

We have recently increased the size of our organization and will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of March 31, 2020, we had 174 employees, of whom 44 are based in Israel and 130 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

•	manage our clinical trials effectively;
•	identify, recruit, retain, incentivize and integrate additional employees;
•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, financial and management controls, reporting systems and procedures.

As we continue to grow as an organization, including by expanding our development efforts and building out our commercial capabilities in anticipation of commercial launch of Jelmyto, we will evaluate, and may implement, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. Due to our limited financial resources and our limited experience in managing a larger company, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, the ongoing COVID-19 pandemic could make recruiting and training more difficult. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage expansion or other significant changes to our organization could delay the execution of our development, commercialization and strategic objectives or disrupt our operations; and if we are not successful in commercializing our approved product or any of our product candidates that receives regulatory approval, either on our own or through collaborations with one or more third parties, our revenues will suffer and we would incur significant additional losses.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any of our other products we develop.*

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk once we commercialize Jelmyto or any other product candidate that receives marketing approval. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of products we may develop. We currently carry general clinical trial product liability insurance in an amount that we believe is adequate to cover the scope of our ongoing clinical programs. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. As a result of receiving marketing approval of Jelmyto, we intend to expand our insurance coverage to include the commercialization of Jelmyto; however, we may be unable to obtain this liability insurance on commercially reasonable terms. In addition, if and when we obtain approval for marketing UGN-102 or any other product candidate, we intend to further expand our insurance coverage to include the commercialization of UGN-102 or nay other approved product; however, we may be unable to obtain this additional liability insurance on commercially reasonable terms.

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

Our employees, independent contractors, clinical investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.*

We are exposed to the risk that our employees, independent contractors, clinical investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, breach of contract or other unauthorized activities that violate: FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws; or laws that require the reporting of financial information or data accurately.

Specifically, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. Activities subject to these laws also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Corporate Code of Ethics and Conduct and a Compliance Program, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, even if we are successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business. Violations of such laws subject us to numerous penalties, including, but not limited to, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in New Israeli Shekels, or NIS, which is the lawful currency of the State of Israel. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the dollar. For example, although the dollar appreciated against the NIS in 2018 by 8.1%, the dollar depreciated against the NIS in 2019 was 7.8%. If the dollar cost of our operations in Israel increase, our dollar-measured results of operations will be adversely affected.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic.*

The recent outbreak of the novel strain of coronavirus, SARS-CoV-2, causing COVID-19 disease, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, potential customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The continued spread of COVID-19 and the measures taken by various governments could disrupt the supply chain of material needed for our product candidates and our approved product, Jelmyto, interrupt healthcare services, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our product candidates and have a material adverse effect on our business, financial condition and results of operations. In addition, as we are located in New Jersey, we are currently subject to a statewide stay-at-home order and many of our potential customers and partners worldwide are similarly impacted. While we, our clinical trials sites and certain of our vendors, including our third-party contract manufactures, are currently exempt from stay-at-home, shelter-in-place or similar orders for certain operations, any of the applicable exemptions may be curtailed or revoked, which would further adversely impact our business. In addition, our commercial launch of Jelmyto and subsequent commercialization activities could be hindered by the COVID-19 pandemic, although we are currently not able to predict or quantify any such potential impact with any degree of certainty. However, the worldwide spread of the COVID-19 virus has resulted and may continue to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including potentially for Jelmyto, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained.

The timelines and conduct of our ongoing clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic and patients’ ability or willingness to participate in clinical trials. For those patients who are enrolled and desire to continue in the clinical trials, some patients may not be able or willing to comply with clinical trial protocols if quarantines or governmental orders impede patient movement or interrupt healthcare services. Similarly, we may face increased challenges with the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which could adversely impact our clinical trial operations, timelines and outcomes. While we remain in close contact with our clinical research organizations, clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trials and projected timelines and we are in the process of implementing appropriate mitigating measures in accordance with recent FDA guidance in an effort to ensure the ongoing safety of the patients in our clinical trials and the continued collection of high quality data, there is no guarantee that such efforts will be successful. As challenging as conducting clinical trials is during normal times, the risks, operational challenges and costs of conducting clinical trials has increased substantially during the pandemic.

Moreover, the global outbreak of the COVID-19 coronavirus continues to rapidly evolve, and the extent to which the COVID-19 coronavirus may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this report.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $104.9 million and $75.7 million for the years ended December 31, 2019 and 2018, respectively. For the three months ended March 31, 2020 and 2019, we reported a net loss of $37.8 million and $21.4 million, respectively. As of March 31, 2020, we had an accumulated deficit of $265.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

Our future capital requirements depend on many factors, including:

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approvals for our product candidates;
•	changes in regulatory requirements during the development phase that can delay or force us to stop our activities related to any of our product candidates;
•	the cost of commercialization activities for Jelmyto and any other products approved for sale, including marketing, sales and distribution costs;
•	our degree of success in commercializing Jelmyto;
•	the cost of third-party manufacturing of our products candidates and any approved products;
•	the number and characteristics of any other product candidates we develop or acquire;
•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements, and the terms and timing of such arrangements;
•	the extent and rate of market acceptance of any approved products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
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

In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained regulatory approval for any product except Jelmyto and we have not commercialized any of our products or generated any revenue from product sales.

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of March 31, 2020, we had cash and cash equivalents and marketable securities of $159.2 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses.

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
•

delay, limit, reduce or terminate our establishment or expansion of manufacturing, sales and marketing or distribution capabilities or other activities that may be necessary to commercialize Jelmyto or any of our product candidates that obtain marketing approval.

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

Risks Related to Our Intellectual Property

If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to our product candidates and technologies are not adequate, we may not be able to compete effectively, and we otherwise may be harmed.*

Our commercial success depends in part upon our ability to obtain and maintain patent protection and utilize trade secret protection for our intellectual property and proprietary technologies, our products and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection and confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to hydrogel-based pharmaceutical compositions for optimal delivery of a drug in internal cavities such as the bladder, the method for treating urothelial cancer using hydrogel-based compositions, the method for treating overactive bladder topically without the need for injections, an in-dwelling ureter catheter system for optimal delivery of a drug into the renal cavity, and pharmaceutical compositions comprising an imidazoquinolin (amine) and lactic acid for use in a method for the treatment of bladder diseases, as well as other intellectual property advancements.

We seek patent protection for our product candidates, and we have established several patent families comprised of issued patents and pending patent applications covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently have 16 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinium Toxin, UGN-201 and our future product candidates that are under company research. These patents claim methods, systems, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. These issued patents are expected to expire between 2024 and 2032. In total, our IP portfolio includes 36 granted patents worldwide, and more than 40 pending patent applications filed worldwide that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof.  These patent applications, if issued, are set to expire between 2031 and 2036.

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

We may be subject to claims that we infringe, misappropriate or otherwise violate the intellectual property rights of third parties.*

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

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. The interpretation and breadth of claims allowed in some patents covering pharmaceutical compositions may be uncertain and difficult to determine and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims.  Furthermore, even if they are not challenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. To meet such challenges, which are part of the risks and uncertainties of developing and marketing product candidates, we may need to evaluate third party intellectual property rights and, if appropriate, to seek licenses for such third party intellectual property or to challenge such third party intellectual property, which may be costly and may or may not be successful, which could also have an adverse effect on the commercial potential for Jelmyto, UGN-102 and any of our product candidates.

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

If we are unable to protect our trademarks from infringement, our business prospects may be harmed.*

We filed applications for trademarks (Jelmyto™, RTGel™) that identify our branding elements, Jelmyto and our unique technology in the United States, Europe and Japan. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

Risks Related to Government Regulation

If the FDA does not conclude that UGN-102 satisfies the requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetic Act, or Section 505(b)(2), or if the requirements for such product candidates are not as we expect, the approval pathway for these product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.*

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for UGN-102 and our other product candidates by potentially decreasing the amount of nonclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that our product candidates are reformulations of existing drugs and, therefore, will not be treated as new chemical entities, or NCEs, the submission of an NDA under the Section 505(b)(2) pathway does not preclude the FDA from determining that the product candidate that is the subject of such submission is an NCE and therefore not eligible for review under such regulatory pathway.

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

We expect current and future legislation affecting the healthcare industry, including healthcare reform, to impact our business generally and to increase limitations on reimbursement, rebates and other payments, which could adversely affect third-party coverage of our products, our operations, and/or how much or under what circumstances healthcare providers will prescribe or administer our products, if approved.*

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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
•

new requirements to report annually certain financial arrangements with physicians and teaching hospitals; as defined in the ACA and its implementing regulations, including reporting any payment or “transfer of value” provided to physicians, as defined by such law, and teaching hospitals and any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year;

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

There remain judicial, Congressional and executive branch challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, since January 2017, President Trump has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’s denial of $12 billion in “risk corridor” funding. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or a Joint Selection Committee, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump Administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other measures may require additional authorization to become effective, Congress and the

Trump Administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. In addition, it is possible that additional governmental action will be taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that ACA qualified health plan issuers may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 pandemic.

If we obtain regulatory approval and commercialization of UGN-102 or any of our other product candidates, these laws may result in additional reductions in healthcare funding, which could have an adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of UGN-102 or our other product candidates may be.

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

We may be unable to obtain Orphan Drug Designation or exclusivity for future product candidates we may develop. If our competitors are able to obtain orphan drug exclusivity for their products that are for the same indication as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.*

Under the Orphan Drug Act of 1983, or the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat an orphan disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

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

Although the FDA has granted Orphan Drug Designation to UGN-201 for treatment of CIS, we may not receive Orphan Drug Designation for any of our other product candidates. If our competitors are able to obtain orphan drug exclusivity for their products that are the same or similar to our product candidates before our drug candidates are approved, we may not be able to have competing product candidates approved by the FDA for a significant period of time. Any delay in our ability to bring our product candidates to market would negatively impact our business, revenue, cash flows and operations.

Orphan Drug Designation may not ensure that we will enjoy market exclusivity in a particular market, and if we fail to obtain or maintain orphan drug exclusivity for our product candidates, we may be subject to earlier competition and our potential revenue will be reduced.*

Orphan Drug Designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages, user-fee waivers and market exclusivity for certain periods of time.

Jelmyto and UGN-201 have been granted Orphan Drug Designation for the treatment of UTUC and CIS, respectively, in the United States. Even if we obtain Orphan Drug Designation for our other product candidates, we may not be the first to obtain regulatory approval for any particular orphan indication due to the uncertainties associated with developing biopharmaceutical products. Further, even if we obtain Orphan Drug Designation for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. Conversely, even if we are granted orphan exclusivity, a competitor that demonstrates clinical superiority with the same active moiety may obtain approval prior to expiration of our exclusivity. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate, we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded our product candidates in ways that are difficult to predict.

Jelmyto and any of product candidates that receives regulatory approval will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses, limit or withdraw regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.*

Jelmyto and any of our product candidates that receives regulatory approval will be subject to continual regulatory review by the FDA and/or foreign regulatory authorities. Additionally, Jelmyto and any product candidates that receive regulatory approval will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

The FDA approval of Jelmyto is, and any regulatory approvals that we receive for our product candidates may be, subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval. In addition, any regulatory approvals that we receive for our current or future product candidates may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Jelmyto is, and any of our other product candidates that receives regulatory approval will be, subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval.

Later discovery of previously unknown problems with our products or product candidates, including adverse events of unanticipated severity or frequency, or problems with our third-party manufacturers’ processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Our relationships with healthcare professionals, independent contractors, clinical investigators, CROs, consultants and vendors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties.*

We may currently be or may become subject to various U.S. federal, state and foreign health care laws, including those intended to prevent health care fraud and abuse. These laws may impact, among other things, our sales and marketing activities, and constrain the business or financial arrangements with healthcare providers, physicians, and other parties that have the ability to directly or indirectly influence the prescribing, ordering, marketing, or distribution of products for which we obtain marketing approval.

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

It may be difficult for us to profitably sell our product candidates if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.*

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, UGN-102 and our other product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government and other third-party payors are increasingly challenging the prices charged for health care products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. We cannot be sure that coverage will be available for Jelmyto, UGN-102 or our other product candidates, if approved, or, if coverage is available, the level of reimbursement will be adequate to make our products affordable for patients or profitable for us.

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

Reimbursement may impact the demand for, and/or the price of, any product for which we obtain marketing approval. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of the cost of our products. Moreover, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or applicable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution.

Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. We may not be able to provide data sufficient to gain acceptance with respect to coverage and/or sufficient reimbursement levels. We cannot be sure that coverage or adequate reimbursement will be available for Jelmyto, UGN-102 or any of our other product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to commercialize Jelmyto, UGN-102 or our other product candidates, or achieve profitably at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for Jelmyto, UGN-102 or any of our other product candidates, if approved, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of UGN-102 or any of our other product candidates and to produce, market, and distribute Jelmyto or any of our product candidates that receives clearance or approval.*

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of UGN-102 or any of our other product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;
•	change in protocol design;
•	additional treatment arm (control);
•	recall, replacement, or discontinuance of one or more of our products; and
•	additional recordkeeping.

Each of these would likely entail substantial time and cost and could harm our business and our financial results.

Risks Related to Ownership of Our Ordinary Shares

The market price of our ordinary shares has been and may continue to be subject to fluctuation and you could lose all or part of your investment.*

The stock market in general has been, and the market price of our ordinary shares in particular has been and may continue to be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our ordinary shares on the Nasdaq Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	the success of our launch and commercialization of Jelmyto;
•	actual or anticipated variations in our and our competitors’ results of operations and financial condition;
•	physician and market acceptance of Jelmyto or any other approved product;
•	the mix of products that we sell;
•	any voluntary or mandatory recall of Jelmyto or any other approved product, or the imposition of any additional labeling, marketing or promotional restrictions;
•	our success or failure to obtain approval for and commercialize our product candidates;
•	changes in the structure of healthcare payment systems;
•	changes in earnings estimates or recommendations by securities analysts, if our ordinary shares are covered by analysts;
•	development of technological innovations or new competitive products by others;
•	announcements of technological innovations or new products by us;
•	publication of the results of nonclinical or clinical trials for Jelmyto, UGN-102 or our other product candidates;
•	failure by us to achieve a publicly announced milestone;
•	delays between our expenditures to develop and market new or enhanced product candidates and the generation of sales from those products;
•	developments concerning intellectual property rights;
•	the announcement of, or developments in, any litigation matters, including any product liability claims related to Jelmyto or any of our product candidates;
•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;
•	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;
•	changes in our expenditures to promote our products;
•	our sale or proposed sale, or the sale by our significant shareholders, of our ordinary shares or other securities in the future;
•	changes in key personnel;
•	success or failure of our research and development projects or those of our competitors;
•	the trading volume of our ordinary shares; and
•	general economic and market conditions and other factors, such as the COVID-19 pandemic, including factors unrelated to our operating performance.

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

The trading market for our ordinary shares relies in part on the research and reports that equity research analysts publish about us and our business, if at all. We do not have control over these analysts, and we do not have commitments from them to write research reports about us. The price of our ordinary shares could decline if no research reports are published about us or our business, or if one or more equity research analysts downgrade our ordinary shares or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

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

The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

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

Future changes to tax laws could have a material adverse effect on us and reduce net returns to our shareholders.*

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act made many significant changes to the U.S. Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be limited.*

Under U.S. federal income tax law, federal net operating losses, or NOLs, incurred in tax tears beginning after December 31, 2017,may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards and other pre-change tax attributes to offset future its post-change income or taxes may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred for Urogen Pharma, Inc. If we undergo an ownership change, our ability to utilize NOLs and other tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our share ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Risks Related to our Operations in Israel

Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.*

Our research and development facilities are located in Ra’anana, Israel. If these or any future facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of March 31, 2020, we had 44 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of March 31, 2020, we had 174 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

10.1

Separation Agreement between the Company and Stephen Mullennix, dated March 20, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2020).

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

UroGen Pharma Ltd.

May 7, 2020	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

May 7, 2020	By:	/s/ Peter Pfreundschuh
Peter Pfreundschuh
Chief Financial Officer (Principal Financial and Accounting Officer)