Form 10-Q
period 2020-06-30
UroGen Pharma Ltd.
filed 2020-08-10
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 5, 2020, the registrant had 22,023,799 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts and par value)

	June 30, 2020	December 31, 2019
Assets
CURRENT ASSETS:
Cash and cash equivalents	$36,350	$49,688
Marketable securities	88,773	97,389
Restricted cash	1,224	523
Accounts receivable	402	—
Inventory	1,125	—
Prepaid expenses and other current assets	2,069	1,034
TOTAL CURRENT ASSETS	129,943	148,634
NON-CURRENT ASSETS
Property and equipment, net	1,401	977
Restricted deposit	223	223
Right of use asset	3,011	3,735
Marketable securities	26,499	48,555
Other non-current assets	—	264
TOTAL ASSETS	$161,077	$202,388
Liabilities and Shareholder's equity
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,203	$11,186
Employee related accrued expenses	5,744	6,711
Other current liabilities	1,476	1,585
TOTAL CURRENT LIABILITIES	16,423	19,482
NON-CURRENT LIABILITIES:
Long-term lease liability	1,994	2,604
TOTAL LIABILITIES	18,417	22,086
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS’ EQUITY:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at June 30, 2020 and December 31, 2019; 22,001,296 and 21,026,184 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	60	57
Additional paid-in capital	438,999	407,986
Accumulated deficit	(297,159)	(228,017)
Accumulated other comprehensive income	760	276
TOTAL SHAREHOLDERS’ EQUITY	142,660	180,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$161,077	$202,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES	$372	$18	$372	$18
COST OF REVENUES	48	—	48	—
GROSS PROFIT	324	18	324	18
OPERATING EXPENSES:
RESEARCH AND DEVELOPMENT EXPENSES	8,106	9,996	24,694	19,722
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,018	13,775	45,991	26,482
OPERATING LOSS	(31,800)	(23,753)	(70,361)	(46,186)
INTEREST AND OTHER INCOME, NET	451	1,276	1,219	2,265
NET LOSS	$(31,349)	$(22,477)	$(69,142)	$(43,921)
STATEMENTS OF COMPREHENSIVE LOSS
NET LOSS	$(31,349)	$(22,477)	$(69,142)	$(43,921)
OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON MARKETABLE SECURITIES	449	281	484	281
COMPREHENSIVE LOSS	$(30,900)	$(22,196)	$(68,658)	$(43,640)
NET LOSS PER ORDINARY SHARE BASIC AND DILUTED	$(1.44)	$(1.08)	$(3.22)	$(2.19)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTATION OF BASIC AND DILUTED LOSS PER ORDINARY SHARE	21,753,001	20,833,671	21,454,341	20,095,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited; in thousands, except share amounts)

	Ordinary Shares		Additional paid-in	Accumulated	Other comprehensive
	Number of		capital	Deficit	income	Total
	Shares	Amount	Amounts
BALANCE AS OF MARCH 31, 2020	21,212,940	$58	$415,895	$(265,810)	$311	$150,454
CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2020
Exercise of options into ordinary shares	88,356	—	210			210
Share-based compensation			7,119			7,119
Issuance of ordinary shares, net of issuance expenses	700,000	2	15,775			15,777
Other comprehensive income					449	449
Net loss				(31,349)		(31,349)
BALANCE AS OF JUNE 30, 2020	22,001,296	$60	$438,999	$(297,159)	$760	$142,660

BALANCE AS OF MARCH 31, 2019	20,758,348	$56	$383,850	$(144,315)	$—	$239,591
CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2019
Exercise of options into ordinary shares	91,167	1	171			172
Share-based compensation			7,212			7,212
Other comprehensive income					281	281
Net loss				(22,477)		(22,477)
BALANCE AS OF JUNE 30, 2019	20,849,515	$57	$391,233	$(166,792)	$281	$224,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Ordinary Shares		Additional paid-in	Accumulated	Other comprehensive
	Number of		capital	Deficit	income	Total
	Shares	Amount	Amounts
BALANCE AS OF JANUARY 1, 2020	21,026,184	$57	$407,986	$(228,017)	$276	$180,302
CHANGES DURING THE SIX MONTHS ENDED JUNE 30, 2020
Exercise of options into ordinary shares	275,112	1	502			503
Share-based compensation			14,736			14,736
Issuance of ordinary shares, net of issuance expenses	700,000	2	15,775			15,777
Other comprehensive income					484	484
Net loss				(69,142)		(69,142)
BALANCE AS OF JUNE 30, 2020	22,001,296	$60	$438,999	$(297,159)	$760	$142,660

BALANCE AS OF JANUARY 1, 2019	16,214,883	$44	$212,921	$(122,871)		$90,094
CHANGES DURING THE SIX MONTHS ENDED JUNE 30, 2019
Exercise of options into ordinary shares	427,315	2	2,217			2,219
Share-based compensation			14,659			14,659
Issuance of ordinary shares in public offering, net of issuance expenses	4,207,317	11	161,436			161,447
Other comprehensive income					281	281
Net loss				(43,921)		(43,921)
BALANCE AS OF JUNE 30, 2019	20,849,515	$57	$391,233	$(166,792)	$281	$224,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited; in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,142)	$(43,921)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	178	123
Amortization/Accretion on marketable securities	234	(167)
Stock-based compensation	14,736	14,659
Amortization of right of use asset	753	491
Lease liability	(748)	(374)
Changes in operating assets and liabilities:
Increase in inventory	(1,125)	—
Increase in accounts receivable	(402)	—
Increase in prepaid expenses and other current assets	(1,035)	(1,082)
Decrease in accounts payable and accrued expenses	(2,046)	(999)
Decrease in employee related accrued expenses	(967)	(1,219)
Net cash used in operating activities	(59,564)	(32,489)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted deposit	—	(4)
Purchase of marketable securities	(29,688)	(142,142)
Maturities of marketable securities	60,610	—
Purchases of property and equipment	(383)	(84)
Net cash provided by (used in) investing activities	30,539	(142,230)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options into ordinary shares	503	2,217
Issuance of ordinary shares, net of issuance expenses	15,885	161,662
Net cash provided by financing activities	16,388	163,879
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,637)	(10,840)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	50,211	101,571
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$37,574	$90,731
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash purchase of property and equipment	$219	$—
Non-cash new lease liabilities	$29	$—
Non-cash issuance cost	$32	$—
Exercise of options	$—	$2

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

UPL and UPI (together the “Company”) is a biopharmaceutical company focused on developing and commercializing novel therapies designed to change the standard of care for urological pathologies. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, preparing for the commercial launch of our first commercial product, Jelmyto (mitomycin), formerly known as UGN-101, and our product candidate UGN-102, and raising capital to support and expand these activities.

On April 15, 2020, the U.S. Food and Drug Administration (“FDA”) granted expedited approval for Jelmyto (mitomycin), for pyelocalyceal solution, a first-in-class treatment indicated for adults with low-grade upper tract urothelial cancer (“LG-UTUC”). . Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to enable longer exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means.

NOTE 2-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for fair statement of its financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020.

The consolidated financial statements include the accounts of UPL and its wholly owned subsidiary UPI. All material intercompany balances and transactions have been eliminated during consolidation.

The Company has experienced net losses since its inception and has an accumulated deficit of $297.2 million and $228.0 million as of June 30, 2020 and December 31, 2019, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it continues its commercial launch of Jelmyto, and expands its portfolio and engages in further research and development activities, particularly conducting nonclinical studies and clinical trials.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. As applicable to the unaudited condensed consolidated financial statements, the most significant estimates and assumptions relate to the fair value of share-based compensation and measurement of revenue.

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

Cash and cash equivalents and marketable securities totaled $151.6 million as of June 30, 2020. The Company classifies its marketable securities as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

The Company’s product sales are recognized through the Company's arrangement with a single customer, a third-party national specialty distributor. The Company assesses the need for an allowance for doubtful accounts primarily based on creditworthiness, historical payment experience and general economic conditions. The Company has not experienced any credit losses related to this customer and has not currently recognized any allowance for doubtful accounts.

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

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates that it is more likely than not that the position will be sustained upon examination by the taxing authorities based on the technical merits of the position. If this threshold is met, the second step is to measure the tax benefit as the largest amount that is more likely than not of being realized upon ultimate settlement. As of June 30, 2020, and December 31, 2019, the Company had not accrued a provision for uncertain tax positions. See Note 14 for further discussion related to income taxes.

Inventory

We capitalize inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. For our product Jelmyto, the Company commenced capitalization of inventory at the receipt of FDA approval.

The Company values its inventory at the lower of cost or net realizable value. The Company measures inventory approximating actual cost under a first-in, first-out basis. The Company assesses recoverability of inventory each reporting period to determine any write down to net realizable value resulting from excess or obsolete inventories.

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

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. See Note 8 for further discussion regarding property and equipment.

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

Revenues

Product sales from our product Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the end consumer. All product sales of Jelmyto are recognized through the Company's arrangement with a single customer, a third-party national specialty distributor. Net revenues recognized include management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and the Company’s copay assistance program, which are estimated based on industry benchmarking studies as well as the Company’s historical experience.

The Company also derives revenues from its license and supply agreement (the “Allergan Agreement”) with Allergan Pharmaceuticals International Limited (“Allergan”), a wholly owned subsidiary of Allergan plc. Under the Allergan Agreement, the Company granted Allergan an exclusive license to develop, commercialize, and otherwise exploit products that contain reverse thermal hydrogel (“RTGel”) and agreed to supply Allergan with pre-clinical and clinical quantities of the RTGel product, also referred to as the RTGel vials. The Allergan Agreement contains up-front license fees, future supply fees, development, regulatory, and sales-based milestone payments, and sales-based royalty payments.

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

The Company applied the modified retrospective transition method as of the date of initial application, January 1, 2020, or the Transition Date. As of June 30, 2020, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit impairments were recognized in the period. Similarly, the Company estimates minimal current expected credit losses on trade receivables, and has not recognized any allowance for doubtful accounts in the period

NOTE 4-OTHER FINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable	$4,598	$4,694
Accrued clinical expenses	409	399
Accrued research and development costs	1,358	2,644
Accrued selling, general and administrative expenses	2,240	2,767
Accrued other expense	598	682
Total accounts payable and accrued expenses	$9,203	$11,186

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses consisted of the following as of June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Interest income	$(1,331)	$(2,353)
Other finance expenses	112	88
Total finance income	$(1,219)	$(2,265)

NOTE 5-INVENTORIES

Inventories consist of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$893	—
Finished goods	232	—
	$1,125	$—

NOTE 6-FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of June 30, 2020 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	June 30,	Identical Assets	Inputs
	2020	(Level 1)	(Level 2)
Marketable securities:
US government	$47,686	$47,686	$—
Corporate bonds	44,460	—	44,460
Commercial paper	20,677	—	20,677
Money market funds(1)	20,959	20,959	—
Certificates of deposit	2,448	—	2,448
	$136,230	$68,645	$67,585

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheets.

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

The Company’s marketable securities are valued based on publicly available quoted market prices for identical securities as of June 30, 2020 and December 31, 2019.

NOTE 7-MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities as of June 30, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
US government	$47,152	$534	$—	$47,686
Corporate bonds	44,237	223	—	44,460
Commercial paper	20,676	1	—	20,677
Money market funds(1)	20,959	—	—	20,959
Certificates of deposit	2,446	2	—	2,448
	$135,470	$760	$—	$136,230

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheets.

The Company classifies its marketable securities as available-for-sale and they consist of all debt securities. The amortized cost basis as of June 30, 2020 includes $0.5 million of accrued interest receivable. As of June 30, 2020, marketable securities were in a net unrealized gain position of $0.8 million. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of June 30, 2020, the aggregate fair value of marketable securities held by the Company in an unrealized loss position was $17.6 million which consisted of 10 securities. The unrealized loss was primarily caused by recent impacts to the automotive and financial services industries, as well as decreases in the credit ratings of two names in the portfolio. However, the Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment (that is, the Company expects to recover the entire amortized cost basis of the security). Per the Company’s general investment strategy, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis. As of June 30, 2020, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit impairments were recognized in the period.

The Company’s marketable securities as of June 30, 2020 mature at various dates through February 2022. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Maturities within one year	$109,732	$114,386
Maturities after one year through three years	26,498	48,556
	$136,230	$162,942

NOTE 8-PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Laboratory equipment	$307	$259
Computer equipment and software	855	416
Furniture	597	544
Leasehold improvements	589	530
Manufacturing equipment	226	226
	2,574	1,975
Less: accumulated depreciation and amortization	(1,173)	(998)
Property and equipment, net	$1,401	$977

Depreciation and amortization expenses were $0.1 million and $0.2 million and $0.1 million and $0.1 million, for the three and six months ended June 30, 2020 and 2019, respectively.

NOTE 9-LEASES

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

•

In September 2017, UPI entered into a new lease agreement for its office space in New York, which the Company previously used as its headquarters. The lease agreement commenced in October 2017 and terminates in February 2021. The Company’s remaining contractual obligation under this lease is approximately $0.5 million as of June 30, 2020.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $1.1 million as of June 30, 2020. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.8 million as of June 30, 2020. The Company accounts for the sublease as on operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The main lease was considered for impairment and the amount was determined to be immaterial.

•

In November 2019, UroGen Pharma Inc. entered into a new lease agreement for an office in Princeton, NJ, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 and the lease term is 38 months. The Company’s remaining contractual obligation under this lease is approximately $1.4 million as of June 30, 2020.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s leases expire at various dates from 2021 through 2023, with varying renewal and termination options.

The components of lease cost for the three and six months ended June 30, 2020 were as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Operating lease cost	$428	$858
Sublease income	$(56)	$(112)
Variable lease cost	30	86
	$402	$832

The amounts recognized as of June 30, 2020 were as follows (in thousands):

June 30, 2020
Right of use asset	$3,011
Long-term lease liability	1,994
Other current liabilities	1,476

As of June 30, 2020, no impairment losses have been recognized to date.

Supplemental information related to leases for the periods reported is as follows (in thousands):

Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	849
Right-of-use assets obtained in exchange for new operating lease liabilities	90
Weighted-average remaining lease term of operating leases	2.55 years
Weighted-average discount rate of operating leases	5.45%

Subleases

As of June 30, 2020 undiscounted cash flows to be received under the Company’s operating sublease on an annual basis was as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2020	$61
2021	235
2022	243
2023	251
2024	49
2025 and thereafter	—
$839

Sublease income is recognized net within operating expenses. Sublease income for the three and six months ended June 30, 2020 was as follows (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Sublease income from fixed lease payments	$56	$112

NOTE 10-REVENUE FROM PRODUCT SALES

Net product sales consist of the following for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Jelmyto	$372	$372

NOTE 11-LICENSE AND COLLABORATION AGREEMENTS

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

Further, the Company is eligible to receive additional material milestone payments of up to an aggregate of $200.0 million upon the successful completion of certain development, regulatory and commercial milestones. As of June 30, 2020, since inception of the Allergan Agreement the Company has received a total of $25.0 million in milestone payments from Allergan. Allergan will pay the Company a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of our patent coverage of Licensed Products. The Company is responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

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

As of June 30, 2020, since inception of the Agenus Agreement, the Company has paid a total of $10.0 million in milestone payments, which was recognized in acquired in-process research and development expenses during the three months ended December 31, 2019.

NOTE 12-SHAREHOLDERS’ EQUITY

The Company had 100.0 million ordinary shares authorized for issuance as of June 30, 2020 and December 31, 2019, respectively. The Company had 22.0 million and 21.0 million ordinary shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

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

In December 2019, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may from time to time offer and sell the Company’s ordinary shares having an aggregate offering price of up to $100.0 million to or through Cowen, acting as sales agent or principal. During the second quarter of 2020, the Company sold 700,000 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $16.6 million. The net proceeds to the Company after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million.

NOTE 13-SHARE-BASED COMPENSATION

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

In June 2020, the Company’s Board of Directors granted an aggregate of 70,000 options to its non-employee directors. Each non-employee director, including the Chairman of the Board, received a grant of 10,000 options. Each option is exercisable into one ordinary share of the Company’s stock at an exercise price of $28.24 per share. The options vest quarterly over one year and expire 10 years from the grant date. The grant date fair value of these options was approximately $1.5 million.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$1,570	$1,972	3,513	4,310
Selling, general and administrative expenses	5,549	5,240	11,223	10,349
	$7,119	$7,212	$14,736	$14,659

The total unrecognized compensation cost of options and RSUs at June 30, 2020 is $42.3 million with a weighted average recognition period of 1.82 years.

NOTE 14-INCOME TAXES

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of June 30, 2020, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax accounting losses for the years ended 2019, 2018 and 2017, and for the six months ended June 30, 2020. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

NOTE 15-RELATED PARTIES

There were no related party transactions for the six months ended June 30, 2020 or the six months ended June 30, 2019 .

NOTE 16-COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2020 and December 31, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Leases

See Note 9 for further discussion regarding lease commitments.

NOTE 17-SUBSEQUENT EVENTS

The Company has evaluated and determined there were no subsequent events requiring disclosure through August 10, 2020.

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

Overview

We are a biopharmaceutical company dedicated to building and commercializing novel solutions that treat specialty cancers and urologic diseases. We have developed RTGel reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially effective treatment option. UroGen’s approved product Jelmyto (mitomycin) for pyelocalyceal solution, and our investigational candidate, UGN-102 (mitomycin) for intravesical solution are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“LG-UTUC”) and low-grade non-muscle invasive bladder cancer (“LG-NMIBC”), respectively.

We estimate that the annual treatable population of LG-UTUC in the United States is approximately 6,000 to 7,000; the annual treatable population of LG-NMIBC is approximately 80,000.

We believe that RTGel-based drug formulations, which provide for the sustained release of an active drug, may improve the efficacy of treatment of various types of urothelial cancer with an acceptable safety profile that permits the natural flow of fluids from the kidney via the urinary tract to the bladder. Our formulations are designed to achieve this by increasing the dwell time in the kidney and bladder to prolong tissue exposure of the active drug. Consequently, we believe that RTGel-based drug formulations may enable us to overcome the anatomical and physiological challenges that have historically contributed to the lack of drug development for the treatment of urothelial cancer and other urological pathologies.

On April 15, 2020, the FDA approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with LG-UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. We have also obtained new product exclusivity through April 15, 2023 and Orphan Drug exclusivity through April 15, 2027 for Jelmyto.

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a commercial team comprising a field force of 48 representatives with deep experience in both urology and oncology. The sales representatives are led by seven regional business managers. Each region is supported with a Clinical Nurse Educator to provide training and support around instillation, as well as a Field Reimbursement manager to ensure access and reimbursement. In the last year, we hired a team of seven medical science liaisons who have appropriately engaged with physicians interested in learning more about UroGen and our technology, including through virtual meetings.

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

In April 2020, we reported additional interim data analysis of our Phase 2b OPTIMA analysis of UGN-102 in patients with LG Intermediate Risk NMIBC. The Phase 2b OPTIMA II trial demonstrated a CR rate at three months following onset of treatment of 65% (41/63 patients). Of those who achieved a complete response and underwent evaluation at six- and nine-months, 97% and 85% of patients, respectively, remained free of disease at six- and nine-months follow-up. We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of LG Intermediate Risk NMIBC patients. We are in the process of finalizing the protocol for the Phase 3 pivotal study and expects to begin the study by the end of 2020.

We believe that urothelial cancer, which is comprised of bladder cancer and UTUC, affects a large and underserved patient population. Annual expenditures for Medicare alone in the United States for the treatment of urothelial cancer were estimated to have been at least $4.0 billion in 2010 and are projected to be at least $5.0 billion in 2020. The majority of the expenditures are spent on tumor resection surgeries such as transurethral resection of bladder tumor, or TURBT. In 2017, the estimated prevalence of urothelial cancer in the United States was 748,000 and in 2020 the annual incidence of urothelial cancer was approximately 85,000. The prevalence in 2017 of each of LG-NMIBC and LG-UTUC in the United States was approximately 340,000 and 14,000, respectively.

Our clinical stage pipeline also includes UGN-201 (imiquimod), our proprietary formulation of an immunotherapy product candidate, a toll-like receptor 7, or TLR 7, agonist which have been evaluated for the treatment of high-grade NMIBC, which may include carcinoma in situ, or CIS. UGN-201 is a novel, liquid formulation of imiquimod, a generic TLR7, agonist. Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with additional immunotherapy drugs, such as immune checkpoint inhibitors could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In the fourth quarter of 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab (AGEN1884) via intravesical delivery in combination with UGN-201 (together UGN-302) for the treatment of urinary tract cancers, initially in high-grade non-muscle invasive bladder cancer (HG NMIBC). The combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

Our Research and Development and License Agreements

In October 2016, the Company entered into the Allergan Agreement and granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins including BOTOX, a branded drug, that we believe can potentially serve as an effective option for patients suffering from overactive bladder. The license grants the exclusivity for the RTGel and clostridial toxins including BOTOX alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder who cannot use or do not adequately respond to anticholinergics. Additionally, the Company granted Allergan a non-exclusive, worldwide license to use certain of the Company’s trademarks as required for Allergan to practice its exclusive license with respect to the Licensed Products.

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

In August 2017, we announced that Allergan had submitted an IND to the FDA in order to be able to commence clinical trials in the United States using an RTGel formulation in combination with BOTOX. In October 2017, Allergan commenced a Phase 2 clinical trial of BOTOX/RTGel for the treatment of OAB, with the potential to evolve from multiple injections of BOTOX into the bladder to a single instillation of the novel formulation.

In November 2019, we entered into a license agreement with the Agenus Inc. (“Agenus”). Pursuant to the agreement, Agenus granted us an exclusive, worldwide license (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary antibody of Agenus known as zalifrelimab for the treatment of cancers of the urinary tract via intravesical delivery. Zalifrelimab is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients, and in combination with Agenus’ anti-PD-1 antibody (AGEN2034) in solid tumors. UGN-301 is a formulation of RTGel and zalifrelimab that is in early stage development for high grade non-muscle invasive bladder cancer (“HG NMIBC”).

Based on nonclinical studies conducted by us, UGN-201 in combination with anti-CTLA-4 antagonists have shown encouraging results for the potential treatment of HG NMIBC. We intend to continue research and development work in HG NMIBC through the remainder of 2020.

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

Impact of COVID-19 Pandemic

In the event of a prolonged disruption related to COVID-19, there could be detrimental impact to our ongoing and future clinical trials, our ongoing commercial launch and future commercialization activities for Jelmyto, and our ability to access capital markets. See Item 1A. Risk Factors below for further discussion.

Components of Operating Results

Revenues

During the three and six months ended June 30, 2020 we recognized $0.4 million and $0.4 million of revenues from sales of our product, Jelmyto.   We did not recognize any revenues from RTGel sales under the Allergan Agreement during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company recognized $18,000 of revenue related to RTGel supplied to Allergan. In the future, we may generate revenue from a combination of product sales, reimbursements, up-front payments, milestone payments and royalties in connection with the Allergan Agreement and future collaborations. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products. If we fail to achieve clinical success and/or to obtain regulatory approval of future product candidates in a timely manner, our ability to generate future revenue will be limited.

Cost of Revenues

Cost of revenues consist primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (the “R&D Law”), from the Israel Innovation Authority in Israel (the “IIA”), formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, an independent and impartial public entity, for some of our development programs. As of June 30, 2020, we had received grants in the aggregate amount of $2.1 million.

On January 12, 2020, the IIA Office of Chief Scientist approved the Company’s request to unwind its obligation to the IIA regarding grants that were loaned to the Company between January 2004 and September 2016. The total payment under the IIA approval, net of the royalties already paid, amounts to $6.6 million, which was fully paid during the first quarter of 2020. See Note 16 to the Consolidated Financial Statements included in this report for additional information.

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

The license agreement provides us with an exclusive world-wide, royalty bearing, and sub-licensable license under Agenus’s intellectual property rights to exploit licensed products incorporating zalifrelimab for the treatment of cancers of the urinary tract via intravesical delivery. It also provides us with preclinical and clinical supply of zalifrelimab. No inventory was purchased on the effective date of the License Agreement and subsequent purchases of preclinical and clinical supplies are at arm’s length and are priced at cost plus 30% mark-up. Our acquired right to Agenus’s intellectual property represents a single identifiable asset sourced from the agreement. Therefore, all the fair value associated with the agreement is concentrated in one identifiable asset and is not considered a business in accordance with ASC 805-10-55-5A. Therefore, we have accounted for the right to Agenus’s intellectual property acquired under the license agreement as an asset acquisition of in-process research and development. See Note 11 to the Consolidated Financial Statements for further information.

Selling and Marketing Expenses

To date, selling and marketing expenses consist primarily of commercial personnel costs (including share-based compensation) along with pre-commercialization and initial commercialization activities related to Jelmyto, formerly known as UGN-101. We anticipate that our selling and marketing expenses will increase during the remainder of 2020 as a result of the FDA’s approval of Jelmyto in April 2020 and our commercial launch of Jelmyto in June 2020.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (including share-based compensation related to directors, executives, finance, medical affairs, business development, investor relations, and human resource functions). Other significant costs include medical affairs services, external professional service costs, facility costs, accounting and audit services, legal services, and other consulting fees.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 2, 2020 (“Annual Report”) as well as in the Note 3 to the Consolidated Financial Statements included in this report.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenues	$372	$18	$354
Cost of revenues	48	—	48
Gross profit	324	18	306
Operating expenses:
Research and development	8,106	9,996	(1,890)
Selling and marketing	12,755	3,208	9,547
General and administrative	11,263	10,567	696
Total operating expenses	32,124	23,771	8,353
Operating loss	(31,800)	(23,753)	(8,047)
Interest and other income, net	451	1,276	(825)
Net loss	$(31,349)	$(22,477)	$(8,872)

Revenues

Revenues were $0.4 million and $18,000 for the three months ended June 30, 2020 and 2019, respectively. The increase in revenues of $0.4 million reflects sales of our product Jelmyto following its approval by the FDA in April 2020.

Cost of Revenues

Cost of revenues were $48,000 and zero for the three months ended June 30, 2020 and 2019, respectively, including certain one-time initial costs. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. We expect this to continue to impact cost of revenues through the first quarter of 2022 as we produce Jelmyto at costs reflecting the full costs of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval Cost of revenues would have been approximately $67,000 and zero for the three months ended June 30, 2020 and 2019, respectively if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expenses

Research and development (R&D) expenses were $8.1 million and $10.0 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $1.9 million is mostly attributable to completion of the Phase 3 clinical trial and regulatory activity for UGN-101 (now marketed as Jelmyto), partially offset by an increase of headcount and related costs in anticipation of UGN-102 Phase 3 clinical trials.

Selling and Marketing Expenses

Selling and marketing expenses were $12.8 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively. The increase in selling and marketing expenses of $9.6 million resulted from increased costs and activities related to the commercial launch of Jelmyto, including headcount and related costs associated with our sales force.

General and Administrative Expenses

General and administrative expenses were $11.3 million and $10.6 million for the three months ended June 30, 2020 and 2019, respectively. The increase in general and administrative expenses of $0.7 million resulted primarily from an increase in costs as part of the buildout of the company for the commercialization of our first product, and consulting and other outside fees.

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses, net, was $0.5 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively. The decrease of $0.8 million in interest and other income was primarily due to a decrease in our cash and cash equivalents and marketable securities.

Comparison of the six months ended June 30, 2020 and 2019

The following table sets forth our results of operations for the six months ended June 30, 2020 and 2019.

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenues	$372	$18	$354
Cost of revenues	48	—	48
Gross profit (loss)	324	18	306
Operating expenses:
Research and development	24,694	19,722	4,972
Selling and marketing	23,406	5,775	17,631
General and administrative	22,585	20,707	1,878
Total operating expenses	70,685	46,204	24,481
Operating loss	(70,361)	(46,186)	(24,175)
Interest and other income, net	1,219	2,265	(1,046)
Net loss	$(69,142)	$(43,921)	$(25,221)

Revenues

Revenues were $0.4 million and $18,000 for the six months ended June 30, 2020 and 2019, respectively. The increase in revenues of $0.4 million reflects sales of our product Jelmyto following its approval by the FDA in April 2020.

Cost of Revenues

Cost of revenues were $48,000 and zero for the six months ended June 30, 2020 and 2019, respectively , including certain one-time initial costs. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. We expect this to continue to impact cost of revenues through the first quarter of 2022 as we produce Jelmyto at costs reflecting the full costs of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Cost of revenues would have been approximately $67,000 and zero for the six months ended June 30, 2020 and 2019, respectively if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expenses

Research and development expenses were $24.7 million and $19.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $5.0 million resulted primarily from a one-time payment of $6.6 million to unwind the Company’s obligation to the Israeli Innovation Authority during the first quarter of 2020, partially offset by the completion of the Phase 3 clinical trial and regulatory activity for UGN-101.

Selling and Marketing Expenses

Selling and marketing expenses were $23.4 million and $5.8 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $17.6 million resulted primarily from increased costs and activities related to the commercial launch of Jelmyto, including headcount and related costs associated with our sales force.

General and Administrative Expenses

General and administrative expenses were $22.6 million and $20.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase of $1.9 million resulted primarily from an increase in costs as part of the buildout of the company for the commercialization of our first product and consulting and other outside fees.

Interest and Other (Income) Expenses, Net

Interest and other (income) expenses, net, were $1.2 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $1.1 million in interest and other income was primarily due to a decrease in our cash and cash equivalents and marketable securities

Liquidity and Capital Resources

As of June 30, 2020, we had $151.6 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months.

Through June 30, 2020, we funded our operations primarily through public equity offerings, private placements of equity securities and through the upfront payment received under the Allergan Agreement.

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

During the second quarter of 2020, we sold 700,000 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million.

We have incurred losses since our inception and negative cash flows from our operations, and as of June 30, 2020 we had an accumulated deficit of $297.2 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expenses and general and administrative costs.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, including Jelmyto, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(59,564)	$(32,489)
Investing activities	30,539	(142,230)
Financing activities	16,388	163,879
Net change in cash and cash equivalents	$(12,637)	$(10,840)

Operating Activities

Net cash used in operating activities was $59.6 million during the six months ended June 30, 2020, compared to $32.5 million during the six months ended June 30, 2019. The $27.1 million increase was attributable primarily to the increase of $25.2 million in the net loss for the quarter, which is inclusive of the $6.6 million payment to the IIA. See Note 16 to the Consolidated Financial Statements included in this report for additional information.

Investing Activities

Net cash provided by investing activities was $30.5 million during the six months ended June 30, 2020, compared to $142.2 million used in investing activities during the six months ended June 30, 2019. The increase of $172.7 million is primarily related to maturities of our marketable securities, as well as a significant reduction in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $16.4 million during the six months ended June 30, 2020, compared to $163.9 million during the six months ended June 30, 2019. The decrease of $147.5 million is primarily related to the net proceeds received from our January 2019 underwritten public offering of our ordinary shares as compared to proceeds from the issuance under the ATM Sales Agreement during the six months ended June 30, 2020.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. As of June 30, 2020 we had $151.6 million of cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but also invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on June 30, 2020, this change would not have had a material effect on the fair value of our cash and cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2020 and 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended June 30, 2020, we implemented new processes and controls in relation to the commercialization of Jelmyto, including processes and controls relating to revenue recognition and inventory. There were no further changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Strategy

We are highly dependent on the successful commercialization of our only approved product, Jelmyto.*

Other than Jelmyto, which we commercially launched in the United States in June 2020, we have not commercialized any product candidates to date. We have invested significant efforts and financial resources in the research and development of Jelmyto, our first and only product approved for commercial sale. We are focusing a significant portion of our activities and resources on Jelmyto, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Jelmyto in the United States.

Successful commercialization of Jelmyto is subject to many risks. We have only recently initiated our commercial launch of Jelmyto, and prior to that, we have never, as an organization, launched or commercialized any product. There is no guarantee that our ongoing commercial launch of Jelmyto or our future commercialization efforts will be successful, or that we will be able to successfully launch and commercialize any other product candidate in the future that receives regulatory approval. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain, further train and develop our team in order to be prepared to successfully coordinate the ongoing launch and commercialization of Jelmyto. Even if we are successful in maintaining and further developing our commercial team, there are many factors that could cause the ongoing launch and commercialization of Jelmyto to be unsuccessful, including a number of factors that are outside our control. We must also properly train physicians and nurses for the skillful preparation and administration of Jelmyto, and develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

Because no drug has previously been approved by the FDA for the treatment of LG-UTUC, it is especially difficult to estimate Jelmyto’s market potential. The commercial success of Jelmyto depends on the extent to which patients and physicians accept and adopt Jelmyto as a treatment for LG-UTUC, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from LG-UTUC is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to be treated with Jelmyto due to label warnings, adverse events associated with product administration or other reasons, the commercial potential of Jelmyto will be limited. At this time, we have only limited information regarding how physicians, patients and payors will respond to the pricing of Jelmyto. Physicians may not prescribe Jelmyto and patients may be unwilling to be treated with Jelmyto if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Jelmyto in our post-marketing commitments, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Jelmyto. Thus, significant uncertainty remains regarding the commercial potential of Jelmyto.

In addition, our ongoing commercial launch of Jelmyto and subsequent commercialization efforts could be hindered by the COVID-19 pandemic, although we are currently not able to predict or quantify any such potential impact with any degree of certainty.

If the launch or commercialization of Jelmyto is unsuccessful or perceived as disappointing, our stock price could decline significantly and the long-term success of the product and our company could be harmed.

Jelmyto has only been studied in a limited number of patients and in limited populations. Following the initiation of our commercial launch in June 2020, Jelmyto is now available to a much larger number of patients and in broader populations, and we do not know whether the results of Jelmyto use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.*

Jelmyto has been administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal Phase 3 OLYMPUS clinical trial for the treatment of adult patients with LG-UTUC. While the FDA granted approval of Jelmyto based on the data included in the NDA, including data from the OLYMPUS clinical trial, we do not know whether the results when a large number of patients and broader populations are exposed to Jelmyto, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of Jelmyto that served as the basis for the approval of Jelmyto. New data relating to Jelmyto, including from adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of Jelmyto from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto and any of our other product candidates that receives regulatory approval.*

Our strategy is to build and maintain a fully integrated biopharmaceutical company to successfully execute the commercial launch of Jelmyto in the United States. Jelmyto is our only product that has been approved for sale by any regulatory body, and it became available for prescription in the United States in [June] 2020.  While we have established a commercial management team and have also established a field-based organization comprised of approximately 80 individuals, including a sales team, reimbursement support team, clinical nurse educators, national account managers and a medical liaisons, we only recently commenced the commercial launch of Jelmyto in the United States and currently have very limited experience commercializing pharmaceutical products as an organization. In order to successfully commercialize Jelmyto, we must continue to develop our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully further develop these capabilities. Additionally, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize Jelmyto would be limited, and we would not be able to generate product revenues successfully. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Jelmyto will be harmed.*

Jelmyto is a newly-marketed drug and, therefore, none of the members of our sales force had ever promoted Jelmyto prior to its launch. In addition, Jelmyto is the first drug approved by the FDA for the treatment of LG-UTUC. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing Jelmyto for the treatment of LG-UTUC to physicians and nurses. In addition, we must train our sales force to ensure that a consistent and appropriate message about Jelmyto is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of Jelmyto and its proper administration, our efforts to successfully commercialize Jelmyto could be put in jeopardy, which would negatively impact our ability to generate product revenues.

Additionally, our work-at-home policy due to COVID-19 includes our sales representatives, who would normally conduct in-person office visits with healthcare providers. Although we have developed digital materials and programs for our sales force to use in order to continue to engage virtually with their target physicians, there can be no assurance that these new tools and approaches will be effective at sustaining prescription levels of Jelmyto.  Disruptions in the prescription volume of Jelmyto could also occur:

•	if patients are physically quarantined or are unable or unwilling to visit healthcare providers;
•	if physicians restrict access to their facilities for a material period of time;
•	if healthcare providers prioritize treatment of acute or communicable illnesses over treatment of LG-UTUC;
•	if pharmacies are closed or suffering supply chain disruptions;
•	if patients lose access to employer-sponsored health insurance due to period of high unemployment; or
•	as a result of general disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for Jelmyto to be prescribed and reimbursed.

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

In addition, we face competition from existing standards of treatment, including transurethral resection of bladder tumor, or TURBT, surgery for bladder cancer. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care, which is first-line tumor surgical procedures. Generic mitomycin injectable drug products, while approved by FDA for gastric and pancreatic cancers, are neither approved for LG-UTUC nor reconstituted with hydrogel as Jelmyto is, although they may be used off-label by physicians for the treatment of LG-UTUC, as they have been prior to the approval of Jelmyto.

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

Physicians may also misuse our products or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our products are misused or used with improper technique, we may become subject to costly litigation. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. We currently carry product liability insurance covering our clinical trials with policy limits that we believe are customary for similarly situated companies and adequate to provide us with coverage for foreseeable risks. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. In addition, while we have established product liability insurance relating to our commercialization of Jelmyto, there can be no assurance that we will be able to maintain this insurance on commercially reasonable terms or that this insurance will be sufficient. Furthermore, the use of our products for conditions other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

To date we have only generated limited clinical data for our investigational product candidates.*

Positive results in nonclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3 clinical trials, after promising results in nonclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse effects. To date, our clinical trials and other programs have involved small patient populations and because of the small sample size, the results of these clinical trials may be subject to substantial variability and may not be indicative of future results. We are actively engaged in discussions with the FDA to finalize the design for our pivotal Phase 3 protocol for UGN-102, and expect to begin the study by the end of 2020. If our clinical trials do not ultimately indicate that our product candidates are safe and effective for their intended use, the FDA may not approve any NDA that we may submit to market such product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.*

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. We do not know whether our ongoing and future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	obtain regulatory approval or feedback on trial design, in order to commence a trial;
•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective CROs and clinical trial sites, and have such CROs and sites effect the proper and timely conduct of our clinical trials;
•	obtain and maintain institutional review board, or IRB, approval at each clinical trial site;
•	identify, recruit and enroll and retain suitable patients to participate in a trial;
•	have a sufficient number of patients enrolled, complete a trial or return for post-treatment follow-up;
•	ensure clinical investigators and clinical trial sites observe trial protocol or continue to participate in a trial;
•	address any patient safety concerns that arise during the course of a trial;
•	address any conflicts with new or existing laws or regulations;
•	add a sufficient number of clinical trial sites;
•	manufacture sufficient quantities at the required quality of product candidate for use in clinical trials; or
•	raise sufficient capital to fund a trial.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102 and UGN-201 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102 and UGN-201, if approved. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers and with single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102 or UGN-201 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto, UGN-102 and UGN-201 for our nonclinical studies, clinical trials and commercial use, should our drug candidates receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd., or Teva, as our single-source supplier of mitomycin active pharmaceutical ingredient, or API, for Jelmyto and UGN-102. We rely on Cenexi-Laboratoires Thissen s.a., and Isotopia Molecular Imaging Ltd. as our sole suppliers for the gel contained in Jelmyto and UGN-102. We also currently depend on a single source supplier for imiquimod for UGN-201. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto. We do not have any control over the availability of raw materials. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements for Jelmyto, as well as UGN-102 or any of our other product candidates if approved for marketing by the FDA or foreign regulatory authorities. We also rely on a single third-party manufacturer to produce our proprietary drug product, or final mitomycin formulation, necessary for our clinical trial and commercial requirements. We plan to continue to rely on third parties for the production of mitomycin API, the gel contained in Jelmyto and UGN-102, and for imiquimod for UGN-201, as well as for the raw materials, compounds and components necessary to produce our product candidates and for nonclinical studies and clinical trials.

Even though we are approved as a commercial supplier of Jelmyto, a drug product containing mitomycin, we have limited experience as a company in the commercial supply of drugs and may never be successful as a commercial supplier of drug products containing mitomycin. In addition, cost-overruns, unexpected delays, equipment failures, logistics breakdowns, labor shortages, natural disasters, power failures, production failures or product recalls, and numerous other factors could prevent us from realizing the intended benefits of our sales strategy and have a material adverse effect on our business. Further, although we commercially supply Jelmyto, further build-out is required and establishing such commercial-scale supply capabilities requires additional investment, is time-consuming and may be subject to delays, including because of shortage of labor, compliance with regulatory requirements or receipt of necessary regulatory approvals. In addition, building out our Jelmyto commercial supply capabilities may cost more than we currently anticipate, and delays or problems may adversely impact our ability to provide sufficient quantities of Jelmyto to support our ongoing commercial launch and commercialization of Jelmyto as well as our financial condition.

While we currently have over 12 months of mitomycin API and Jelmyto finished product on hand to continue our commercial and clinical operations as planned, depending on the duration of the COVID-19 pandemic and whether further disruptions occur, we may face such delays or costs in future years. Although we believe we have sufficient quantities of mitomycin API for planned manufacturing operations during 2020, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from the ongoing COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto for commercial sales and our product candidates for our clinical trials and research and development operations.

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

We currently use single source suppliers relative to production of the RTGel products, the ureteral catheter and injector which are required to be used with Jelmyto. Both the ureteral catheter and injector are used as part of the delivery of Jelmyto. We are assessing second source suppliers regarding all key components of Jelmyto and are advancing these conversations as a means to ensure both a second source and potential future reductions in cost of revenues. However, there can be no assurance that we will be able to secure any second-source suppliers for these key components on a timely basis, on favorable terms, or at all.

We may need to enter into agreements with additional distributors or suppliers, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. If we are unable to maintain and, if needed, expand, our network of specialty distributors or suppliers, this would expose us to substantial risk in our clinical development or commercialization efforts.

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

We have recently increased the size of our organization and will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of June 30, 2020, we had 186 employees, of whom 47 are based in Israel and 139 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

•	manage our clinical trials effectively;
•	identify, recruit, retain, incentivize and integrate additional employees;
•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, financial and management controls, reporting systems and procedures.

As we continue to grow as an organization, including by expanding our development efforts and building out and developing our commercial capabilities to support our ongoing commercial launch of Jelmyto, we will evaluate, and may implement, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. Due to our limited financial resources and our limited experience in managing a larger company, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, the ongoing COVID-19 pandemic could make recruiting and training more difficult. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage expansion or other significant changes to our organization could delay the execution of our development, commercialization and strategic objectives or disrupt our operations; and if we are not successful in commercializing our approved product or any of our product candidates that receives regulatory approval, either on our own or through collaborations with one or more third parties, our revenues will suffer and we would incur significant additional losses.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic.*

The recent outbreak of the novel strain of coronavirus, SARS-CoV-2, causing COVID-19 disease, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, potential customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The continued spread of COVID-19 and the measures taken by various governments could disrupt the supply chain of material needed for our product candidates and our approved product, Jelmyto, interrupt healthcare services, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our product candidates and have a material adverse effect on our business, financial condition and results of operations. In addition, we and many of our potential customers and partners worldwide have in the past and may in the future be subject to stay-at-home orders as a result of the COVID-19 pandemic. In addition, our ongoing commercial launch of Jelmyto and subsequent commercialization activities could be hindered by the COVID-19 pandemic, although we are currently not able to predict or quantify any such potential impact with any degree of certainty. However, the worldwide spread of the COVID-19 virus has resulted and may continue to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including potentially for Jelmyto, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained.

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

Additionally, during the COVID-19 pandemic, our sales force has had physical access to hospitals, clinics, healthcare providers and pharmacies curtailed, which may have affected our sales to date and may in the future have a material adverse effect on our future sales. While digital tools are available to our field employees to facilitate remote meetings with physicians and other healthcare providers, we cannot ensure that these methods will be effective. Additionally, patients who are currently using Jelmyto or who are eligible to use Jelmyto, may be unable to meet with their healthcare providers in person, which may reduce the number of prescription refills or new patient starts, affecting our revenues both in our currently approved indication and potentially impacting our anticipated launches in other indications, if approved.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $104.9 million and $75.7 million for the years ended December 31, 2019 and 2018, respectively. For the six months ended June 30, 2020 and 2019, we reported a net loss of $69.1 million and $43.9 million, respectively. As of June 30, 2020, we had an accumulated deficit of $297.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of June 30, 2020, we had cash and cash equivalents and marketable securities of $151.6 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses.

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

We seek patent protection for our product candidates, and we have established several patent families comprised of issued patents and pending patent applications covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently have 16 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinium Toxin, UGN-201 and our future product candidates that are under company research. These patents claim methods, systems, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. These issued patents are expected to expire between 2024 and 2035. In total, our IP portfolio includes 37 granted patents worldwide, and more than 40 pending patent applications filed worldwide that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2036.

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
•

new requirements to report annually certain financial arrangements with physicians and teaching hospitals; as defined in the ACA and its implementing regulations, including reporting any payment or “transfer of value” provided to physicians, as defined by such law, and teaching hospitals and any ownership and investment interests held by such physicians and their immediate family members during the preceding calendar year;

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

There remain judicial, Congressional and executive branch challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, since January 2017, President Trump has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’s denial of $12 billion in “risk corridor” funding. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or a Joint Selection Committee, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump Administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump Administration announced four executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump Administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. For example, the Trump Administration issued an executive order on August 3, 2020 directing CMS to propose a regulation extending Medicare coverage for certain telemedicine services provided to certain Medicare beneficiaries beyond the duration of the COVID-19 public health emergency. CMS is required to propose the regulation within 60 days of the issuance of the executive order.

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

In the United States, Orphan Drug Designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has Orphan Drug Designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. Although the FDA has granted new product exclusivity to Jelmyto for the treatment of UTUC, we may not receive new product exclusivity for any of our other product candidates.

Although the FDA has granted Orphan Drug Designation to Jelmyto and UGN-201 for treatment of UTUC and CIS, we may not receive Orphan Drug Designation for any of our other product candidates. If our competitors are able to obtain orphan drug exclusivity for their products that are the same or similar to our product candidates before our drug candidates are approved, we may not be able to have competing product candidates approved by the FDA for a significant period of time. Any delay in our ability to bring our product candidates to market would negatively impact our business, revenue, cash flows and operations.

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

U.S. state and federal data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.*

The European Union, or EU, has established its own data security and privacy legal framework, including but not limited to the European General Data Protection Regulation, or GDPR, which contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. We anticipate that over time we may expand our business to include additional operations outside of the United States and Israel. With such expansion, we would be subject to increased governmental regulation in the EU countries in which we might operate, including the GDPR.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA could impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government and other third-party payors are increasingly challenging the prices charged for health care products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. We cannot be sure that adequate coverage will be available for Jelmyto, UGN-102 or our other product candidates, if approved, or, if coverage is available, the level of reimbursement will be adequate to make our products affordable for patients or profitable for us.

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

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. We may not be able to provide data sufficient to gain acceptance with respect to coverage and/or sufficient reimbursement levels. While we have obtained miscellaneous coverage and received certain private payor reimbursement for Jelmyto, we cannot be sure that adequate coverage or reimbursement will be available for Jelmyto, UGN-102 or any of our other product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Jelmyto,

UGN-102 or our other product candidates, or achieve profitably at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Act made many significant changes to the U.S. Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

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

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be limited.*

Under U.S. federal income tax law, federal net operating losses, or NOLs, incurred in tax tears beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards and other pre-change tax attributes to offset future its post-change income or taxes may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred for Urogen Pharma, Inc. If we undergo an ownership change, our ability to utilize NOLs and other tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our share ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of June 30, 2020, we had 44 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of June 30, 2020, we had 186 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 6-K filed on May 18, 2017).

10.1	UroGen Pharma Ltd. 2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K, filed with the SEC on June 10, 2020).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

August 10, 2020	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

August 10, 2020	By:	/s/ Peter Pfreundschuh
Peter Pfreundschuh
Chief Financial Officer (Principal Financial and Accounting Officer)