Form 10-Q
period 2020-09-30
UroGen Pharma Ltd.
filed 2020-11-09
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 4, 2020, the registrant had 22,093,054 ordinary shares, par value NIS 0.01 per share, outstanding.

UROGEN PHARMA LTD.

Trademarks and Trade Names

Unless the context requires otherwise, references in this Quarterly Report to the “Company”, “we,” “us” and “our” refer to UroGen Pharma Ltd. and its subsidiary, UroGen Pharma, Inc. The Company has registered trademarks for UroGen and Jelmyto. The Company has trademark applications for RTGel and Cystoject. This Quarterly Report on Form 10-Q, or this Quarterly Report, contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except share amounts and par value)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$24,565	$49,688
Marketable securities	95,058	97,389
Restricted cash	1,224	523
Accounts receivable	2,810	—
Inventory	1,346	—
Prepaid expenses and other current assets	4,335	1,034
Total current assets	129,338	148,634
Non-current assets:
Property and equipment, net	1,725	977
Restricted deposit	223	223
Right of use asset	2,652	3,735
Marketable securities	5,900	48,555
Other non-current assets	55	264
TOTAL ASSETS	$139,893	$202,388
Liabilities and Shareholder's equity
Current liabilities:
Accounts payable and accrued expenses	$8,492	$11,186
Employee related accrued expenses	7,791	6,711
Other current liabilities	1,335	1,585
Total current liabilities:	17,618	19,482
Non-current liabilities:
Long-term lease liability	1,748	2,604
TOTAL LIABILITIES	19,366	22,086
Commitments and contingencies (Note 14)
Shareholders' equity:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at September 30, 2020 and December 31, 2019; 22,071,432 and 21,026,184 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	60	57
Additional paid-in capital	445,950	407,986
Accumulated deficit	(325,975)	(228,017)
Accumulated other comprehensive income	492	276
TOTAL SHAREHOLDERS’ EQUITY	120,527	180,302
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,893	$202,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$3,461	$—	$3,833	$18
Cost of revenues	309	—	357	—
Gross profit	3,152	—	3,476	18
Operating expenses:
Research and development expenses	10,211	9,481	34,905	29,203
Selling, general and administrative expenses	22,065	13,972	68,056	40,454
Operating loss	(29,124)	(23,453)	(99,485)	(69,639)
Interest and other income, net	308	1,201	1,527	3,466
NET LOSS	$(28,816)	$(22,252)	$(97,958)	$(66,173)
STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(28,816)	$(22,252)	$(97,958)	$(66,173)
Other comprehensive income
Unrealized (loss) gain on marketable securities	(268)	22	216	303
COMPREHENSIVE LOSS	$(29,084)	$(22,230)	$(97,742)	$(65,870)
Net loss per ordinary share basic and diluted	$(1.31)	$(1.06)	$(4.52)	$(3.25)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	22,058,343	20,916,780	21,657,712	20,373,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited; in thousands, except share amounts)

	Ordinary Shares		Additional paid-in	Accumulated	Other comprehensive
	Number of		capital	Deficit	income	Total
	Shares	Amount	Amounts
BALANCE AS OF JUNE 30, 2020	22,001,296	$60	$438,999	$(297,159)	$760	$142,660
CHANGES DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2020
Exercise of options into ordinary shares	70,136	—	188			188
Share-based compensation			6,763			6,763
Other comprehensive income					(268)	(268)
Net loss				(28,816)		(28,816)
BALANCE AS OF SEPTEMBER 30, 2020	22,071,432	$60	$445,950	$(325,975)	$492	$120,527

BALANCE AS OF JUNE 30, 2019	20,849,515	$57	$391,233	$(166,792)	281	$224,779
CHANGES DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Exercise of options into ordinary shares	94,735	-	1,124			1,124
Share-based compensation			7,243			7,243
Other comprehensive income					22	22
Net loss				(22,252)		(22,252)
BALANCE AS OF SEPTEMBER 30, 2019	20,944,250	$57	$399,600	$(189,044)	$303	$210,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Ordinary Shares		Additional paid-in	Accumulated	Other comprehensive
	Number of		capital	Deficit	income	Total
	Shares	Amount	Amounts
BALANCE AS OF JANUARY 1, 2020	21,026,184	$57	$407,986	$(228,017)	$276	$180,302
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2020
Exercise of options into ordinary shares	345,248	1	690			691
Share-based compensation			21,499			21,499
Issuance of ordinary shares, net of issuance expenses	700,000	2	15,775			15,777
Other comprehensive income					216	216
Net loss				(97,958)		(97,958)
BALANCE AS OF SEPTEMBER 30, 2020	22,071,432	$60	$445,950	$(325,975)	$492	$120,527

BALANCE AS OF JANUARY 1, 2019	16,214,883	$44	$212,921	$(122,871)	$—	$90,094
CHANGES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Exercise of options into ordinary shares	522,050	2	3,341			3,343
Share-based compensation			21,902			21,902
Issuance of ordinary shares in public offering, net of issuance expenses	4,207,317	11	161,436			161,447
Other comprehensive income					303	303
Net loss				(66,173)		(66,173)
BALANCE AS OF SEPTEMBER 30, 2019	20,944,250	$57	$399,600	$(189,044)	$303	$210,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

UROGEN PHARMA LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,958)	$(66,173)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	295	188
Amortization/Accretion on marketable securities	386	(497)
Stock-based compensation	21,499	21,902
Amortization of right of use asset	1,134	736
Lease liability	(1,157)	(620)
Changes in operating assets and liabilities:
Inventory	(1,346)	—
Accounts receivable	(2,810)	—
Prepaid expenses and other current assets	(3,261)	(520)
Accounts payable and accrued expenses	(2,506)	(190)
Employee related accrued expenses	1,080	157
Net cash used in operating activities	(84,644)	(45,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted deposit	—	(4)
Purchase of marketable securities	(29,687)	(168,852)
Maturities of marketable securities	74,503	14,100
Purchases of property and equipment	(1,043)	(133)
Net cash provided by (used in) investing activities	43,773	(154,889)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options into ordinary shares	651	3,343
Issuance of ordinary shares, net of issuance expenses	15,853	161,662
Issuance cost related to at-the-market issuances	(55)	—
Net cash provided by financing activities	16,449	165,005
DECREASE IN CASH AND CASH EQUIVALENTS	(24,422)	(34,901)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF THE PERIOD	50,211	101,571
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF THE PERIOD	$25,789	$66,670
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Non-cash new lease liabilities	$51	$—
Exercise of options	$40	$—

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

UPL and UPI (together the “Company”) is a biopharmaceutical company focused on developing and commercializing novel therapies designed to change the standard of care for urological pathologies. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, preparing for the commercial launch of our first commercial product, Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, and its product candidate UGN-102, and raising capital to support and expand these activities.

On April 15, 2020, the U.S. Food and Drug Administration (“FDA”) granted expedited approval for Jelmyto, a first-in-class treatment indicated for adults with low-grade upper tract urothelial cancer (“LG-UTUC”). Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to enable longer exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means.

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

The Company has experienced net losses since its inception and has an accumulated deficit of $326.0 million and $228.0 million as of September 30, 2020 and December 31, 2019, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it continues its commercial launch of Jelmyto, and expands its portfolio and engages in further research and development activities, particularly conducting non-clinical studies and clinical trials.

The success of the Company depends on its ability to develop its technologies to the point of FDA approval and subsequent revenue generation and, the Company must raise enough capital to finance these efforts. Based on management’s cash flow projections, the Company believes that its cash and cash equivalents and marketable securities are sufficient to fund the Company’s planned operations for at least the next 12 months. However, in the future, the Company may need to raise additional capital to finance the continued operating and capital requirements of the Company. There can be no assurances that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs. If the Company cannot obtain adequate working capital, it may be forced to reevaluate its planned business operations.

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

Cash and cash equivalents and marketable securities totaled $125.5 million as of September 30, 2020. The Company classifies its marketable securities as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

Income Taxes

The Company provides for income taxes based on pretax income, if any, and applicable tax rates available in the various jurisdictions in which it operates, including Israel and the U.S. Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recognized to the extent that it is more likely than not that the deferred taxes will not be realized in the foreseeable future.

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. After concluding that a particular filing position can be recognized (i.e., has a more-likely-than-not chance of being sustained), ASC 740-10-30-7 requires that the amount of benefit recognized be measured using a methodology based on the concept of cumulative probability. Under this methodology, the amount of benefit recorded represents the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority that has full knowledge of all relevant information. As of September 30, 2020, and December 31, 2019, the Company had not accrued a provision for uncertain tax positions. See Note 14 for further discussion related to income taxes.

Inventory

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. For Jelmyto, the Company commenced capitalization of inventory at the receipt of FDA approval.

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

Revenues

Product sales from Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangement with a single customer, a third-party national specialty distributor. Net revenues recognized include management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and the Company’s copay assistance program, which are estimated based on industry benchmarking studies as well as the Company’s historical experience.

The Company also derives revenues from its license and supply agreement (the “Allergan/AbbVie Agreement”) with Allergan Pharmaceuticals International Limited (“Allergan”), a wholly owned subsidiary of Allergan plc which is now a part of AbbVie Inc. Under the Allergan/AbbVie Agreement, the Company granted Allergan an exclusive license to develop, commercialize, and otherwise exploit products that contain reverse thermal hydrogel (“RTGel”) and agreed to supply Allergan with pre-clinical and clinical quantities of the RTGel product, also referred to as the RTGel vials. The Allergan/AbbVie Agreement contains up-front license fees, future supply fees, development, regulatory, and sales-based milestone payments, and sales-based royalty payments.

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

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is equal to the vesting period. The fair value of options is determined using the Black-Scholes option-pricing model. The fair value of a restricted stock unit (“RSU”) equaled the closing price of the Company’s ordinary shares on the grant date. The Company accounts for forfeitures as they occur in accordance with ASC Topic 718, “Compensation—Stock Compensation”.

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

The Company applied the modified retrospective transition method as of the date of initial application, January 1, 2020, or the Transition Date. As of September 30, 2020, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit impairments were recognized in the period. Similarly, the Company estimates minimal current expected credit losses on trade receivables and has not recognized any allowance for doubtful accounts in the period.

NOTE 4-OTHER FINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable	$4,134	$4,694
Accrued clinical expenses	756	399
Accrued research and development costs	1,190	2,644
Accrued selling, general and administrative expenses	1,982	2,767
Accrued other expense	430	682
Total accounts payable and accrued expenses	$8,492	$11,186

Interest and Other Income (Expenses), Net

Interest and other income (expenses) consisted of the following as of September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Interest income	$1,719	$3,610
Other finance expenses	(192)	(144)
Total finance income	$1,527	$3,466

NOTE 5-INVENTORIES

Inventories consist of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$927	—
Finished goods	419	—
	$1,346	$—

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of September 30, 2020 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	September 30,	Identical Assets	Inputs
	2020	(Level 1)	(Level 2)
Marketable securities:
US government	$42,551	$42,551	$—
Corporate bonds	37,080	—	37,080
Commercial paper	19,696	—	19,696
Money market funds(1)	3,288	3,288	—
Certificates of deposit	1,631	—	1,631
	$104,246	$45,839	$58,407

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheets.

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

The Company’s marketable securities are valued based on publicly available quoted market prices for identical securities as of September 30, 2020 and December 31, 2019.

NOTE 7-MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities as of September 30, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
US government	$42,204	$347	$—	$42,551
Corporate bonds	36,939	141	—	37,080
Commercial paper	19,692	4	—	19,696
Money market funds(1)	3,288	—	—	3,288
Certificates of deposit	1,631	—	—	1,631
	$103,754	$492	$—	$104,246

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheets.

The Company classifies its marketable securities as available-for-sale and they consist of all debt securities. The amortized cost basis as of September 30, 2020 includes $0.3 million of accrued interest receivable. As of September 30, 2020, marketable securities were in a net unrealized gain position of $0.5 million. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of September 30, 2020, the Company did not hold any marketable securities in an unrealized loss position. Per the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of September 30, 2020, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit impairments were recognized in the period.

The Company’s marketable securities as of September 30, 2020 mature at various dates through February 2022. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Maturities within one year	$98,346	$114,386
Maturities after one year through three years	5,900	48,556
	$104,246	$162,942

NOTE 8-PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Laboratory equipment	$331	$259
Computer equipment and software	1,256	416
Furniture	597	544
Leasehold improvements	606	530
Manufacturing equipment	226	226
	3,016	1,975
Less: accumulated depreciation and amortization	(1,291)	(998)
Property and equipment, net	$1,725	$977

Depreciation and amortization expenses were $0.1 million and $0.3 million and $0.1 million and $0.2 million, for the three and nine months ended September 30, 2020 and 2019, respectively.

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

•

In September 2017, UPI entered into a new lease agreement for its office space in New York, which the Company previously used as its headquarters. The lease agreement commenced in October 2017 and terminates in February 2021. The Company’s remaining contractual obligation under this lease is approximately $0.3 million as of September 30, 2020.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $1.0 million as of September 30, 2020. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.8 million as of September 30, 2020. The Company accounts for the sublease as on operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The main lease was considered for impairment and the amount was determined to be immaterial.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, NJ, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 and the lease term is 38 months. The Company’s remaining contractual obligation under this lease is approximately $1.3 million as of September 30, 2020.

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

The components of lease cost for the three and nine months ended September 30, 2020 were as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$424	$1,282
Sublease income	$(56)	$(168)
Variable lease cost	28	114
	$396	$1,228

The amounts recognized as of September 30, 2020 were as follows (in thousands):

September 30, 2020
Right of use asset	$2,652
Long-term lease liability	1,748
Other current liabilities	1,335

As of September 30, 2020, no impairment losses have been recognized to date.

Supplemental information related to leases for the periods reported is as follows (in thousands):

Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,306
Right-of-use assets obtained in exchange for new operating lease liabilities	135
Weighted-average remaining lease term of operating leases	2.40 years
Weighted-average discount rate of operating leases	5.42%

Subleases

As of September 30, 2020 undiscounted cash flows to be received under the Company’s operating sublease on an annual basis was as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2020	$57
2021	235
2022	243
2023	251
2024	49
2025 and thereafter	—
$835

Sublease income is recognized net within operating expenses. Sublease income for the three and nine months ended September 30, 2020 was as follows (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Sublease income from fixed lease payments	$56	$168

NOTE 10-REVENUE FROM PRODUCT SALES

Net product sales consist of the following for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Jelmyto	$3,461	$3,833

NOTE 11-LICENSE AND COLLABORATION AGREEMENTS

Allergan/AbbVie Agreement

In October 2016, the Company entered into the Allergan/AbbVie Agreement and granted Allergan (now part of AbbVie) an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins (including BOTOX®), alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder who cannot use or do not adequately respond to anticholinergics. Additionally, the Company granted Allergan a non-exclusive, worldwide license to use certain of the Company’s trademarks as required for Allergan to practice its exclusive license with respect to the Licensed Products.

Under the Allergan/AbbVie Agreement, Allergan is solely responsible for costs and development of the Licensed Products and obtaining all regulatory approvals for Licensed Products worldwide, as well as worldwide commercialization of the Licensed Products after receiving the regulatory approval to do so. Allergan is required to use commercially reasonable efforts to develop and commercialize the Licensed Products for overactive bladder in certain major market countries.

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

Further, the Company is eligible to receive additional material milestone payments of up to an aggregate of $200.0 million upon the successful completion of certain development, regulatory and commercial milestones. As of September 30, 2020, since inception of the Allergan/AbbVie Agreement the Company has received a total of $25.0 million in milestone payments from Allergan. Allergan will pay the Company a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of the Company’s patent coverage of Licensed Products. The Company is responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

Under the Allergan/AbbVie Agreement, Allergan granted the Company a non-exclusive, sublicensable, fully paid-up, perpetual, worldwide license under any improvements Allergan makes to the composition, formulation, or manufacture of RTGel for the research, development, manufacture and commercialization of any product containing RTGel and any active ingredient (other than a clostridial toxin) for all indications other than indications covered by the agreement and an exclusive, sublicensable, royalty-bearing (in low single digits), perpetual worldwide license under such improvements for use in the prevention or treatment of oncology indications.

In August 2020, the Company announced that the Phase 2 APOLLO trial did not meet the primary endpoint, believed to be the result of BOTOX not effectively permeating the urothelium. UroGen and AbbVie will continue to explore the use of RTGel with AbbVie’s portfolio of toxin proteins.

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

As of September 30, 2020, since inception of the Agenus Agreement, the Company has paid a total of $10.0 million in milestone payments, which was recognized in acquired in-process research and development expenses during the three months ended December 31, 2019.

NOTE 12-SHAREHOLDERS’ EQUITY

The Company had 100.0 million ordinary shares authorized for issuance as of September 30, 2020 and December 31, 2019, respectively. The Company had 22.1 million and 21.0 million ordinary shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

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

The Company’s RSU and option grants provide for accelerated or continued vesting in certain circumstances as defined in the plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in a 33% increment upon the first anniversary of grant, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. Options generally vest in a 33% increment upon the first anniversary of the grant date, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date.

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

The maximum number of ordinary shares that may initially be issued under the 2017 Plan is 1,400,000. In addition, the number of ordinary shares reserved for issuance under the 2017 Plan will automatically increase on January 1st of each calendar year, from January 1, 2018 through January 1, 2026, so that the number of such shares reserved for issuance will equal 12% of the total number of ordinary shares outstanding on the last day of the calendar month prior to the date of each automatic increase, or a lesser number of shares determined by the Board. The maximum number of ordinary shares that may be issued upon the exercise of stock options under the 2017 Plan is 5,600,000. On January 1, 2018, the share reserve increased by 250,167 to 1,650,167. On October 12, 2018, the Company increased the amount of registered ordinary shares of the Company’s 2017 Plan by 1,900,000 to 3,550,167. On June 8, 2020 the Company increased the amount of registered ordinary shares of the Company’s 2017 Plan by 400,000 to 3,950,167.

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

In June 2019, as part of the Company’s Annual Meeting of Shareholders, the Board approved grants of 70,000 options to its non-employee directors. Each then current non-employee director, including the Chairman of the Board, received a grant of 10,000 options. Each option is exercisable into one ordinary share of the Company’s stock at an exercise price of $34.83 per share. The options vest quarterly over one year and expire 10 years from grant date. The grant date fair value of these options was approximately $1.9 million.

In December 2019, the Board approved a modification of options and RSU's for a consultant. The Company recorded an expense of $0.9 million under general and administrative expenses with respect to options' modification. No compensation expense was taken in relation to the RSUs modification because the award vests upon a future performance condition that is not currently probable of occurring.

In June 2020, the Board granted an aggregate of 70,000 options to its non-employee directors. Each non-employee director, including the Chairman of the Board, received a grant of 10,000 options. Each option is exercisable into one ordinary share of the Company’s stock at an exercise price of $28.24 per share. The options vest quarterly over one year and expire 10 years from the grant date. The grant date fair value of these options was approximately $1.5 million.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$1,519	$2,069	5,032	6,379
Selling, general and administrative expenses	5,244	5,174	16,467	15,523
	$6,763	$7,243	$21,499	$21,902

The total unrecognized compensation cost of options and RSUs at September 30, 2020 is $34.3 million with a weighted average recognition period of 1.67 years.

NOTE 14-INCOME TAXES

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of September 30, 2020, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax accounting losses for the years ended 2019, 2018 and 2017, and for the nine months ended September 30, 2020. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

NOTE 15-RELATED PARTIES

There were no related party transactions for the nine months ended September 30, 2020 or the nine months ended September 30, 2019.

NOTE 16-COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2020 and December 31, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Separation Agreement

On September 7, 2020, the Company entered into a Separation Agreement with Peter Pfreundschuh, the Company’s Chief Financial Officer, which sets forth the terms of Mr. Pfreundschuh’s termination of employment with the Company, effective as of October 15, 2020. The arrangement includes cash severance, a pro rata portion of the target annual bonus for calendar year 2020 contingent on certain performance conditions, and partial acceleration of share-based compensation. The Company recognized $0.7 million during the quarter ended September 30, 2020 in relation to this arrangement.

Leases

See Note 9 for further discussion regarding lease commitments.

NOTE 17-SUBSEQUENT EVENTS

In October 2020, the Company appointed a new Chief Financial Officer and General Counsel. In connection with their employment, they were granted options to purchase the Company’s ordinary shares as well as RSUs under the Inducement Plan with a combined grant-date fair value of $2.4 million.

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

Overview

We are a biopharmaceutical company dedicated to building and commercializing novel solutions that treat specialty cancers and urologic diseases. We have developed RTGel reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially effective treatment option. Our approved product Jelmyto (mitomycin) for pyelocalyceal solution, and our investigational candidate, UGN-102 (mitomycin) for intravesical solution are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“LG-UTUC”) and low-grade non-muscle invasive bladder cancer (“LG-NMIBC”), respectively.

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

LG-UTUC is a rare cancer that develops in the lining of the upper urinary tract, ureters and kidneys. In the United States, there are approximately 6,000 - 7,000 new or recurrent LG-UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. The current standard of care includes multiple surgeries, and most require a radical nephroureterectomy, which includes the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that LG-UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of major surgery.

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a commercial team comprising a field force of 48 representatives with deep experience in both urology and oncology. The sales representatives are led by seven regional business managers. Each region is supported by a Clinical Nurse Educator to provide education and training around instillation, as well as a Field Reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, we have a team of seven medical science liaisons who have appropriately engaged with physicians interested in learning more about UroGen and our technology, including through virtual meetings.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payers. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration safe and seamless for practitioners and patients, including entering into an agreement with a major national pharmacy under which the pharmacy, following receipt of a patient prescription, will prepare and dispense the Jelmyto admixture on our behalf.

In addition, we are evaluating the safety and efficacy of UGN-102, our novel sustained-release high dose formulation of mitomycin, for the treatment of LG-NMIBC.

We have shared interim data from the Phase 2b OPTIMA II trial for UGN-102 in patients with low-grade, intermediate risk non-muscle invasive bladder cancer, defined as those with one or two of the following criteria: multifocal disease, large tumors and rapid rates of recurrence. The single-arm, open label study trial completed enrollment of 63 patients at clinical sites across the United States and Israel. Patients are treated with six weekly instillations of UGN-102 and undergo assessment of complete response, or CR (the primary endpoint) four to six weeks following the last instillation. These data were also published as a supplement to the April 2020 issue of The Journal of Urology.

In August 2020, we reported additional interim data consistent with our previous reports showing that 65%, or 41 out of 63 patients, treated with UGN-102 achieved a complete response three months after the start of therapy. In this subset of patients, the interim Kaplan-Meier (“KM”) analysis shows a 72.4% estimated duration of response at 12 months after initiation of therapy. The most common adverse events, greater than 10%, were reported as mild to moderate and include dysuria, hematuria, urinary frequency, fatigue, urgency and urinary tract infection.

We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of LG Intermediate Risk NMIBC patients. We have finalized the protocol for the Phase 3 pivotal study and expect to begin the study by the end of 2020.

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

Our clinical stage pipeline also includes UGN-201 (imiquimod), our proprietary formulation of an immunotherapy product candidate. UGN-201 is a novel, liquid formulation of imiquimod, a generic toll-like receptor 7, or TLR 7, agonist, which has been evaluated for the treatment of high-grade NMIBC, which may include carcinoma in situ, or CIS. Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with additional immunotherapy drugs, such as immune checkpoint inhibitors could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In the fourth quarter of 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab (AGEN1884) via intravesical delivery in combination with UGN-201 (together UGN-302) for the treatment of urinary tract cancers, initially in high-grade non-muscle invasive bladder cancer (HG NMIBC). The combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

Our Research and Development and License Agreements

In October 2016, the Company entered into the Allergan/AbbVie Agreement and granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins including BOTOX. The license grants the exclusivity for the RTGel and clostridial toxins including BOTOX alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder who cannot use or do not adequately respond to anticholinergics. Additionally, the Company granted Allergan a non-exclusive, worldwide license to use certain of the Company’s trademarks as required for Allergan to practice its exclusive license with respect to the Licensed Products.

Under the Allergan/AbbVie Agreement, Allergan is solely responsible, at its expense, for developing, obtaining regulatory approvals for and commercializing, on a worldwide basis, pharmaceutical products that contain RTGel and clostridial toxins (including BOTOX), alone or in combination with certain other active ingredients (collectively, the “Licensed Products”). Allergan is obligated to pay us a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of our patent coverage of Licensed Products. We are responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

In August 2017, we announced that Allergan had submitted an IND to the FDA in order to be able to commence clinical trials in the United States using an RTGel formulation in combination with BOTOX. In October 2017, Allergan commenced a Phase 2 clinical trial of BOTOX/RTGel for the treatment of OAB, with the potential to evolve from multiple injections of BOTOX into the bladder to a single instillation of the novel formulation. In August 2020, the Company announced that the Phase 2 APOLLO clinical trial of a RTGel hydrogel formulation in combination with BOTOX intravesical instillation did not meet the primary endpoint, believed to be the result of BOTOX not effectively permeating the urothelium. UroGen and AbbVie will continue to explore the use of RTGel with AbbVie’s portfolio of toxin proteins.

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

Based on nonclinical studies conducted by us, UGN-201 in combination with anti-CTLA-4 antagonists have shown encouraging results for the potential treatment of HG NMIBC. We intend to continue research and development work in HG NMIBC.

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

For additional information regarding our research and development license and collaboration agreements, see Note 11 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Impact of COVID-19 Pandemic

In the event of a prolonged disruption related to COVID-19, there could be detrimental impact to our ongoing and future clinical trials, our ongoing commercial launch and future commercialization activities for Jelmyto, and our ability to access capital markets. See Item 1A. Risk Factors below for further discussion.

Components of Operating Results

Revenues

During the three and nine months ended September 30, 2020 we recognized $3.5 million and $3.8 million, respectively, of revenues from sales of our product, Jelmyto. We did not recognize any revenues from RTGel sales under the Allergan/AbbVie Agreement during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company recognized $18,000 of revenue related to RTGel supplied to Allergan. In the future, we may generate revenue from a combination of product sales, reimbursements, up-front payments, milestone payments and royalties in connection with the Allergan/AbbVie Agreement and future collaborations. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products. If we fail to achieve clinical success and/or to obtain regulatory approval of future product candidates in a timely manner, our ability to generate future revenue will be limited.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (the “R&D Law”), from the Israel Innovation Authority in Israel (the “IIA”), formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, an independent and impartial public entity, for some of our development programs. As of September 30, 2020, we had received grants in the aggregate amount of $2.1 million.

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

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	delays or operational challenges resulting from the ongoing COVID-19 pandemic;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profile of the product candidates.

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

Other than Jelmyto, which was approved by the FDA in April 2020, we have not received approval of any of our product candidates. UGN-102 is still in clinical development and our other product candidates are in nonclinical development, and the outcome of these efforts is uncertain. As such, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

License fees and development milestone payments related to in-licensed products and technology are expensed as incurred if it is determined at that point that they have no established alternative future use. We recorded $10.0 million in research and development expenses for the year ended December 31, 2019, comprised of a milestone related to our license agreement with Agenus Inc.

The license agreement provides us with an exclusive worldwide, royalty bearing, and sub-licensable license under Agenus’s intellectual property rights to exploit licensed products incorporating zalifrelimab for the treatment of cancers of the urinary tract via intravesical delivery. It also provides us with preclinical and clinical supply of zalifrelimab. No inventory was purchased on the effective date of the License Agreement and subsequent purchases of preclinical and clinical supplies are at arm’s length and are priced at cost plus 30% mark-up. Our acquired right to Agenus’s intellectual property represents a single identifiable asset sourced from the agreement. Therefore, all the fair value associated with the agreement is concentrated in one identifiable asset and is not considered a business in accordance with ASC 805-10-55-5A. Therefore, we have accounted for the right to Agenus’s intellectual property acquired under the license agreement as an asset acquisition of in-process research and development. See Note 11 to the Consolidated Financial Statements for further information.

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

Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, consisted primarily of interest income.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table sets forth our results of operations for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenues	$3,461	$—	$3,461
Cost of revenues	309	—	309
Gross profit	3,152	—	3,152
Operating expenses:
Research and development	10,211	9,481	730
Selling and marketing	10,992	3,926	7,066
General and administrative	11,073	10,046	1,027
Total operating expenses	32,276	23,453	8,823
Operating loss	(29,124)	(23,453)	(5,671)
Interest and other income, net	308	1,201	(893)
Net loss	$(28,816)	$(22,252)	$(6,564)

Revenues

Revenues were $3.5 million and $0 for the three months ended September 30, 2020 and 2019, respectively. The increase in revenues of $3.5 million reflects sales of our product Jelmyto following its approval by the FDA in April 2020.

Cost of Revenues

Cost of revenues were $0.3 million and $0 for the three months ended September 30, 2020 and 2019, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. We expect this to continue to impact cost of revenues through the first quarter of 2022 as we produce Jelmyto at costs reflecting the full costs of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 86.7% versus 91.1% for the three months ended September 30, 2020 if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expenses

Research and development (R&D) expenses were $10.2 million and $9.5 million for the three months ended September 30, 2020 and 2019, respectively. The increase of $0.7 million is primarily attributable to increased expenses related to the UGN-102 clinical trial and UGN-201 studies, partially offset by the completion of the Phase 3 clinical trial and regulatory activity for UGN-101 (now marketed as Jelmyto).

Selling and Marketing Expenses

Selling and marketing expenses were $11.0 million and $3.9 million for the three months ended September 30, 2020 and 2019, respectively. The increase in selling and marketing expenses of $7.1 million resulted from increased costs and activities related to the commercial launch of Jelmyto in June 2020 including headcount and related costs associated with our sales force.

General and Administrative Expenses

General and administrative expenses were $11.1 million and $10.0 million for the three months ended September 30, 2020 and 2019, respectively. The increase in general and administrative expenses of $1.1 million resulted primarily from an increase in costs as part of the buildout of the Company for the commercialization of our first product, in addition to consulting and other service provider fees.

Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, was $0.3 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. The decrease of $0.9 million in interest and other income was primarily due to a decrease in our cash and cash equivalents and marketable securities.

Comparison of the nine months ended September 30, 2020 and 2019

The following table sets forth our results of operations for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenues	$3,833	$18	$3,815
Cost of revenues	357	—	357
Gross profit	3,476	18	3,458
Operating expenses:
Research and development	34,905	29,203	5,702
Selling and marketing	34,398	9,701	24,697
General and administrative	33,658	30,753	2,905
Total operating expenses	102,961	69,657	33,304
Operating loss	(99,485)	(69,639)	(29,846)
Interest and other income, net	1,527	3,466	(1,939)
Net loss	$(97,958)	$(66,173)	$(31,785)

Revenues

Revenues were $3.8 million and $18,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase in revenues of $3.8 million reflects sales of Jelmyto following its approval by the FDA in April 2020.

Cost of Revenues

Cost of revenues were $0.4 million and $0 for the nine months ended September 30, 2020 and 2019, respectively, including certain one-time start-up costs. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. We expect this to continue to impact cost of revenues through the first quarter of 2022 as we produce Jelmyto at costs reflecting the full costs of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 86.3% versus 90.7% for the nine months ended September 30, 2020 if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expenses

Research and development expenses were $34.9 million and $29.2 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $5.7 million resulted primarily from a one-time payment of $6.6 million to unwind the Company’s obligation to the Israeli Innovation Authority during the first quarter of 2020 and increased expenses related to the UGN-102 clinical trial and UGN-201 studies, partially offset by the completion of the Phase 3 clinical trial and regulatory activity for UGN-101.

Selling and Marketing Expenses

Selling and marketing expenses were $34.4 million and $9.7 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $24.7 million resulted primarily from increased costs and activities related to the commercial launch of Jelmyto in June 2020, including headcount and related costs associated with our sales force.

General and Administrative Expenses

General and administrative expenses were $33.7 million and $30.8 million for the nine months ended September 30, 2020 and 2019, respectively. The increase of $2.9 million resulted primarily from an increase in costs as part of the buildout of the Company for the commercialization of our first product and consulting and other service provider fees.

Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, were $1.5 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease of $2.0 million in interest and other income was primarily due to a decrease in our cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

As of September 30, 2020, we had $125.5 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months.

Through September 30, 2020, we funded our operations primarily through public equity offerings, private placements of equity securities and through the upfront payment received under the Allergan/AbbVie Agreement.

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

We have incurred losses since our inception and negative cash flows from our operations, and as of September 30, 2020 we had an accumulated deficit of $326.0 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expenses and general and administrative costs.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, including Jelmyto, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(84,644)	$(45,017)
Investing activities	43,773	(154,889)
Financing activities	16,449	165,005
Net change in cash and cash equivalents	$(24,422)	$(34,901)

Operating Activities

Net cash used in operating activities was $84.6 million during the nine months ended September 30, 2020, compared to $45.0 million during the nine months ended September 30, 2019. The $39.6 million increase was attributable primarily to the increase of $31.8 million in the net loss, which is inclusive of the $6.6 million payment to the IIA. See Note 16 to the Condensed Consolidated Financial Statements included in this report for additional information.

Investing Activities

Net cash provided by investing activities was $43.8 million during the nine months ended September 30, 2020, compared to $154.9 million used in investing activities during the nine months ended September 30, 2019. The increase of $198.7 million is primarily related to maturities of our marketable securities, as well as a significant reduction in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $16.4 million during the nine months ended September 30, 2020, compared to $165.0 million during the nine months ended September 30, 2019. The decrease of $148.6 million is primarily related to the net proceeds received from our January 2019 underwritten public offering of our ordinary shares as compared to proceeds from the issuance under the ATM Sales Agreement during the nine months ended September 30, 2020.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. As of September 30, 2020 we had $125.5 million of cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but also invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on September 30, 2020, this change would not have had a material effect on the fair value of our cash and cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2020 and 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our ordinary shares.

•	We are highly dependent on the successful commercialization of our only approved product, Jelmyto.
•

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto and any of our other product candidates that receives regulatory approval.

•	The market opportunities for Jelmyto and our product candidates may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.
•	Jelmyto and any our product candidates that receives regulatory approval may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.
•

Jelmyto and our product candidates, if approved, will face significant competition with competing technologies and our failure to compete effectively may prevent us from achieving significant market penetration.

•

In addition to Jelmyto, we are dependent on the success of our lead product candidate, UGN-102, and our other product candidates, including obtaining regulatory approval to market our product candidates in the United States.

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.

•

We have entered into a licensing agreement and in the future may enter into collaborations with other third parties for the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

•

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

•	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any of our other products we develop.
•

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize any of the products we develop.

•	Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic.

•

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.

•

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

•

If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to our product candidates and technologies are not adequate, we may not be able to compete effectively, and we otherwise may be harmed.

•

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

•

Jelmyto and any of product candidates that receives regulatory approval will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses, limit or withdraw regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.

•	It may be difficult for us to profitably sell our product candidates if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.
•	Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

RISK FACTORS

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

Jelmyto has only been studied in a limited number of patients and in limited populations. Following the initiation of our commercial launch in June 2020, Jelmyto is now available to a much larger number of patients and in broader populations, and we do not know whether the results of Jelmyto use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.*

Jelmyto has been administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal Phase 3 OLYMPUS clinical trial for the treatment of adult patients with LG-UTUC. While the FDA granted approval of Jelmyto based on the data included in the NDA, including data from the OLYMPUS clinical trial, we do not know whether the results when a large number of patients and broader populations are exposed to Jelmyto, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of Jelmyto that served as the basis for the approval of Jelmyto. New data relating to Jelmyto, including from adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of Jelmyto from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto and any of our other product candidates that receives regulatory approval.*

Our strategy is to build and maintain a fully integrated biopharmaceutical company to successfully execute the commercial launch of Jelmyto in the United States. Jelmyto is our only product that has been approved for sale by any regulatory body, and it became available for prescription in the United States in June 2020. While we have established a commercial management team and have also established a field-based organization comprised of approximately 70 individuals, including a sales team, reimbursement support team, clinical nurse educators, national account managers and a medical liaisons, we only recently commenced the commercial launch of Jelmyto in the United States and currently have very limited experience commercializing pharmaceutical products as an organization. In order to successfully commercialize Jelmyto, we must continue to develop our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully further develop these capabilities. Additionally, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize Jelmyto would be limited, and we would not be able to generate product revenues successfully. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Jelmyto will be harmed.*

Jelmyto is a newly-marketed drug and, therefore, none of the members of our sales force had ever promoted Jelmyto prior to its launch. In addition, Jelmyto is the first drug approved by the FDA for the treatment of LG-UTUC. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing Jelmyto for the treatment of LG-UTUC to physicians and nurses. In addition, we must train our sales force to ensure that a consistent and appropriate message about Jelmyto is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of Jelmyto and its proper administration, our efforts to successfully commercialize Jelmyto could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

Jelmyto and any our product candidates that receives regulatory approval may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.*

The commercial success of Jelmyto and any other product candidate that receives regulatory approval will depend significantly on their broad adoption and use by physicians, for approved indications, including, in the case of Jelmyto, for the treatment of LG-

UTUC, and in the case of UGN-102, for the treatment of LG intermediate risk NMIBC, and for other therapeutic indications that we may seek to pursue with any of our product candidates. Physicians treating LG-UTUC and LG intermediate risk NMIBC have never had to consider treatments other than surgery. The degree and rate of physician and patient adoption of Jelmyto, UGN-102 or any of our other product candidates, if approved, will depend on a number of factors, including:

•	the clinical indications for which the product is approved;
•	the safety and efficacy data from the clinical trial(s) supporting the approved clinical indications;
•

the approved labeling and packaging for our products, including the degree of product preparation and administration convenience and ease of use that is afforded to physicians by the approved labeling and product packaging;

•	the prevalence and severity of adverse side effects and the level of risk/reward observed in our clinical trials;
•

sufficient patient satisfaction with the results and administration of our products and overall treatment experience, including relative convenience, ease of use and avoidance of, or reduction in, adverse side effects;

•	the extent to which physicians recommend our products to patients;
•

physicians’ and patients’ willingness to adopt new therapies in lieu of other products or treatments, including willingness to adopt Jelmyto, and our lead product candidate UGN-102 as locally-administered drug replacements to current surgical standards of care;

•	the cost of treatment, safety and efficacy of our products in relation to alternative treatments, including the recurrence rate of our treatments;
•

the extent to which the costs of our products are covered and reimbursed by third-party payors, including the availability of a physician reimbursement code for our treatments, and patients’ willingness to pay for our products;

•

whether treatment with our products, including the treatment of LG-UTUC with Jelmyto and the treatment of LG intermediate risk NMIBC with UGN-102, if approved, will be deemed to be an elective procedure by third- party payors; if so, the cost of treatment would be borne by the patient and would be less likely to be broadly adopted;

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

In addition to Jelmyto, we are dependent on the success of our lead product candidate, UGN-102, and our other product candidates, including obtaining regulatory approval to market our product candidates in the United States.*

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA and by foreign regulatory authorities. These regulations differ from country to country. To gain approval to market our product candidates, we must provide clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication. Other than Jelmyto, all of our product candidates, including our lead product candidate, UGN-102, remain in clinical development and have not yet received regulatory approval from the FDA or any other regulatory agency in the United States or any other country. Our business depends upon obtaining these regulatory approvals. There are currently only three drugs that have been approved by the FDA for NMIBC, with the last approval having occurred over 15 years ago. The FDA can delay, limit or deny approval of our product candidates for many reasons.

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
•

the FDA’s acceptance of the population studied in our clinical trials being sufficiently large, broad and representative to assess efficacy and safety in the patient population for which we seek approval;

•

our ability to successfully complete the clinical trials of our product candidates, including timely patient enrollment and acceptable safety and efficacy data and our ability to demonstrate the safety and efficacy of the product candidates undergoing such clinical trials;

•	our ability to demonstrate that clinical or other benefits of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s need to schedule an advisory committee meeting, and to conduct such meeting, in a timely manner to evaluate and decide on the approval of our potential future NDA for UGN-102;
•

if applicable, the recommendation of the FDA’s advisory committee to approve our applications to market UGN-102 and our other product candidates in the United States, without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions;

•	the FDA’s determination of safety and efficacy of our product candidates;
•	the FDA’s determination that the 505(b)(2) regulatory pathway is available for our product candidates;
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

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;
•	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;
•	the FDA’s acceptance of the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is sufficient for approval;
•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;
•	the FDA’s acceptance of the manufacturing processes or facilities of third-party manufacturers with which we contract;
•	our ability to secure supply of the raw materials from TAPI (Teva Active Pharmaceutical Ingredients) or other suppliers for our product candidates to support clinical trials and commercial use;
•	our ability to obtain, protect and enforce our intellectual property rights with respect to our product candidates; and
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

Many of these clinical, regulatory and commercial risks are beyond our control. Further, these risks and uncertainties impact all of our clinical programs that we pursue and have been amplified by the recent COVID-19 pandemic, as described below. Accordingly, we cannot assure you that we will be able to advance any of our product candidates through clinical development, or to obtain regulatory approval of any of our product candidates. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would thus negatively impact our business, results of operations and prospects. Even if we receive approval of any of the product candidates in our pipeline or future product candidates, there is no assurance that we will be able to successful commercialize any of them.

To date we have only generated limited clinical data for our investigational product candidates.*

Positive results in nonclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3 clinical trials, after promising results in nonclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse effects. To date, our clinical trials and other programs have involved small patient populations and because of the small sample size, the results of these clinical trials may be subject to substantial variability and may not be indicative of future results. We have finalized the protocol for our pivotal Phase 3 protocol for UGN-102, and expect to begin the study by the end of 2020. If our clinical trials do not ultimately indicate that our product candidates are safe and effective for their intended use, the FDA may not approve any NDA that we may submit to market such product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

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

Furthermore, our Phase 2b clinical trial for UGN-102 involved larger patient bases than in our prior studies of these candidates, and the commercial marketing of Jelmyto and, if approved, UGN-102, will further expand the clinical exposure of the drugs to a wider and more diverse group of patients than those participating in the clinical trials, which may identify undesirable side effects caused by these products that were not previously observed or reported.

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

We have entered into a licensing agreement and in the future may enter into collaborations with other third parties for the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.*

In October 2016, we entered into the Allergan/AbbVie Agreement. Under the Allergan/AbbVie Agreement, we granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain a proprietary RTGel formulation and clostridial toxins (including BOTOX), alone or in combination with certain other active ingredients, which we refer to collectively as the Licensed Products. Either party may terminate the Allergan/AbbVie Agreement for uncured material breach by the other party and for the insolvency of the other party. We may terminate the Allergan/AbbVie Agreement if Allergan or its affiliates challenges any of our patents licensed to Allergan and such patent challenge is not required under a court order or subpoena and is not a defense against a claim, action or proceeding asserted by us, our affiliates or licensees against Allergan, its affiliates or sublicensees. In addition, Allergan may unilaterally terminate the Allergan/AbbVie Agreement for any reason upon advance notice. If Allergan has the right to terminate the Allergan/AbbVie Agreement due to our uncured material breach, Allergan may elect to continue the agreement and reduce all future milestone and royalty payment obligations to us by a specified percentage. In the event of any termination of the Allergan/AbbVie Agreement, Allergan will assign or grant a right of reference to any regulatory documentation related to RTGel to us, all rights and licenses to Allergan will terminate, and the license Allergan granted to us under their improvements to RTGel will continue. If any of these events occurs, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for the Licensed Products and will not be able to, or may be delayed in our efforts to, successfully commercialize the Licensed Products, and our business will be harmed.

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

Our existing collaboration with AbbVie and any future collaborations that we enter into, may pose a number of risks, including the following:

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

Collaborations may not lead to development or commercialization of product candidates in the most efficient manner, or at all, and may otherwise experience challenges. For example, in August 2020, we announced that the Phase 2 APOLLO trial did not meet the primary endpoint, believed to be the result of BOTOX not effectively permeating the urothelium. While we and AbbVie plan to continue to explore the use of RTGel with AbbVie’s portfolio of toxin proteins, there can be no assurance that the collaboration will result in the successful development of a product candidate.

If the Allergan/AbbVie Agreement, and any future collaborations that we enter into, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. All the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

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

We and the third parties upon whom we rely are required to comply with Good Clinical Practice, or GCP, regulations, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or our third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed, or the regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, our clinical trials must be conducted with material produced under current GMP regulations, which are enforced by regulatory authorities. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be impacted if our CROs, clinical investigators or other third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We have recently increased the size of our organization and will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of September 30, 2020, we had 187 employees, of whom 44 are based in Israel and 143 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

•	manage our clinical trials effectively;
•	identify, recruit, retain, incentivize and integrate additional employees;
•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, financial and management controls, reporting systems and procedures.

As we continue to grow as an organization, including by expanding our development efforts and building out and developing our commercial capabilities to support our ongoing commercial launch of Jelmyto, we will evaluate, and may implement, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. Due to our limited financial resources and our limited experience in managing a larger company, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, the ongoing COVID-19 pandemic could make recruiting and training more difficult. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage expansion or other significant changes to our organization could delay the execution of our development, commercialization and strategic objectives or disrupt our operations; and if we are not successful in commercializing our approved product or any of our product candidates that may receive regulatory approval, either on our own or through collaborations with one or more third parties, our revenues will suffer and we would incur significant additional losses.

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

Our employees, independent contractors, clinical investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.*

We are exposed to the risk that our employees, independent contractors, clinical investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, breach of contract or other unauthorized activities that violate: FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws; buying or selling of our stock while in possession of material non-public information; or laws that require the reporting of financial information or data accurately.

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

Most states also have statutes or regulations similar to these federal laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. We and/or our future partners may be subject to administrative, civil and criminal sanctions for violations of any of these federal and state laws. Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, improper consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $104.9 million and $75.7 million for the years ended December 31, 2019 and 2018, respectively. For the nine months ended September 30, 2020 and 2019, we reported a net loss of $98.0 million and $66.2 million, respectively. As of September 30, 2020, we had an accumulated deficit of $326.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of September 30, 2020, we had cash and cash equivalents and marketable securities of $125.5 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses. During the second quarter of 2020, we sold 700,000 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million.

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

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity, convertible debt or debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds other than funding under the existing exclusive license agreement we entered into with Allergan Pharmaceuticals International Limited, or Allergan, a wholly owned subsidiary of Allergan plc, which is now a part of AbbVie Inc., in October 2016, or the Allergan/AbbVie Agreement. Under the Allergan/AbbVie Agreement, we may receive additional material milestone payments upon the successful completion of certain development, regulatory and commercial milestones and royalties with respect to future sales of collaboration products by Allergan. Allergan may unilaterally terminate our existing collaboration for any reason upon advance notice.

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

We seek patent protection for our product candidates, and we have established several patent families comprised of issued patents and pending patent applications covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently have 16 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinium Toxin, UGN-201 and our future product candidates that are under company research. These patents claim methods, systems, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. These issued patents are expected to expire between 2024 and 2037. In total, our IP portfolio includes 37 granted patents worldwide, and more than 40 pending patent applications filed worldwide that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2037.

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

If we are unable to protect our trademarks from infringement, our business prospects may be harmed.*

We filed applications for trademarks (Jelmyto ®, RTGel™, Urogen ® and Cystoject ™) that identify our branding elements, such as Jelmyto and our unique technology in the United States, Europe and Japan. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

•

new requirements to report annually certain financial arrangements with physicians and teaching hospitals; as defined in the ACA and its implementing regulations, including reporting any payment or “transfer of value” provided to physicians, as defined by such law, and teaching hospitals and any ownership and investment interests held by such physicians and their immediate family members during the preceding calendar year, which will be expanded beginning in 2022 to include reporting obligations with respect to financial relationships with certain additional healthcare providers;

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

There remain judicial, Congressional and executive branch challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, since January 2017, President Trump has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, published a new final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program. On April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’s denial of $12 billion in “risk corridor” funding. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, which are expected to occur in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Additionally, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump Administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump Administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump Administration announced four executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers, commonly known as the “rebate rule”; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of President Trump’s importation executive order announced in July 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump Administration have both stated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. For example, the Trump Administration issued an executive order on August 3, 2020 directing CMS to propose a regulation extending Medicare coverage for certain telemedicine services provided to certain Medicare beneficiaries beyond the duration of the COVID-19 public health emergency. CMS is required to propose the regulation within 60 days of the issuance of the executive order. Further, on August 6, 2020, the President Trump issued an executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China.

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

Our relationships with healthcare professionals, independent contractors, clinical investigators, CROs, consultants and vendors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties.*

We may currently be or may become subject to various U.S. federal, state and foreign health care laws, including those intended to prevent health care fraud and abuse. These laws may impact, among other things, our clinical research, sales and marketing activities, and constrain the business or financial arrangements with healthcare providers, physicians, and other parties that have the ability to directly or indirectly influence the prescribing, ordering, marketing, or distribution of products for which we obtain marketing approval.

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

Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose, among other things, specified requirements on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their business associates as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms and required implementation of certain safeguards of such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways, may not have the same effect and may not be preempted by HIPAA, thus complicating compliance efforts.

Our operations will also be subject to the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members to CMS, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year. We may also be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, drug pricing, and/or state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidelines promulgated by the federal government. Certain state and local laws also require the registration of pharmaceutical sales representatives.

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

It may be difficult for us to profitably sell our product candidates if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.*

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, UGN-102 and our other product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. As of October 2020, a Medicare C-Code has been issued for Jelmyto.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government and other third-party payors are increasingly challenging the prices charged for health care products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. Although our experience to date has demonstrated coverage for Jelmyto, we cannot be sure that adequate coverage will be available for UGN-102 or our other product candidates, if approved, or, if coverage is available, the level of reimbursement will be adequate to make our products affordable for patients or profitable for us.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, decisions about reimbursement for new medicines under Medicare are made by CMS, as the administrator for the Medicare program. Private third-party payors often use CMS as a model for their coverage and reimbursement decisions, but also have their own methods and approval process apart from CMS’s determinations. Our experience to date has demonstrated coverage with CMS and commercial payors for Jelmyto, and we have established written policies with certain commercial providers. However, it is difficult to predict what CMS as well as other third-party payors will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products.

Reimbursement may impact the demand for, and/or the price of, any product for which we obtain marketing approval. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of the cost of our products. Moreover, for products administered under the supervision of a physician, obtaining and maintaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or applicable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution.

Reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining and maintaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. We may not be able to provide data sufficient to gain acceptance with respect to coverage and/or sufficient reimbursement levels.

While we have obtained coverage under a miscellaneous code and received certain private and government payor reimbursement for Jelmyto, we cannot be sure that adequate coverage or reimbursement will be available for Jelmyto, UGN-102 or any of our other product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Jelmyto, UGN-102 or our other product candidates, or achieve profitably at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be limited.*

Under U.S. federal income tax law, federal net operating losses, or NOLs, incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards and other pre-change tax attributes to offset future its post-change income or taxes may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred for UroGen Pharma, Inc. If we undergo an ownership change, our ability to utilize NOLs and other tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our share ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to our Operations in Israel

Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.*

Our research and development facilities are located in Ra’anana, Israel. If these or any future facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemic, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of September 30, 2020, we had 44 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of September 30, 2020, we had 187 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

General Risk Factors

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

10.1

Separation Agreement between the Company and Peter Pfreundschuh, dated September 8, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K, filed with the SEC on September 9, 2020).

10.2

Employment Agreement between the Company and Molly Henderson, dated September 3, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K, filed with the SEC on September 9, 2020).

10.3	Employment Agreement between the Company and Jason Smith, dated August 12, 2020.

10.4	Amendment No. 1 to Sales Agreement, dated as of December 20, 2019, by and between the Registrant and Cowen and Company, LLC.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

November 9, 2020	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

November 9, 2020	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial Officer (Principal Financial and Accounting Officer)