Form 10-K
period 2020-12-31
UroGen Pharma Ltd.
filed 2021-03-18
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☑

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2020 totaled approximately $525.4 million based on the closing price for the registrant’s ordinary shares on that day as reported by the Nasdaq Stock Market LLC. Such value excludes ordinary shares held by executive officers, directors and certain entities affiliated with directors as of June 30, 2020.

As of February 26, 2021, there were 22,272,848 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this report.

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

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•

the timing and conduct of our clinical trials of UGN-102 and our other product candidates, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;

•	the clinical utility, potential advantages and timing or likelihood of regulatory filings and approvals of UGN-102 and our other product candidates;
•	our expectations regarding timing for application for and receipt of regulatory approval for any of our product candidates;
•	our ongoing and planned discovery and development of product candidates;
•	our expectations regarding future growth, including our ability to develop, and obtain regulatory approval for, new product candidates;
•	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
•

our ability to maintain our collaboration with Allergan Pharmaceuticals International Limited, or Allergan, now part of AbbVie Inc., enter into and successfully complete other collaborations, licensing arrangements or in-license or acquire rights to other products, product candidates or technologies;

•	our plans to develop and commercialize our in-line and investigational product candidates;

•	our estimates regarding the commercial potential and market opportunity for our product pipeline and investigational products;
•

our estimates regarding expenses, future revenues, capital requirements and the need for additional financing; our planned level of capital expenditures and our belief that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months;

•	the impact of our research and development expenses as we continue developing investigational product candidates;
•	the future nonclinical, clinical development of licensed products, including UGN-302, and their commercial opportunity; and
•	the impact of government laws and regulations.

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

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our ordinary shares.

•	We are highly dependent on the successful commercialization of our only approved product, Jelmyto.
•

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto and any of our other product candidates that receives regulatory approval.

•	The market opportunities for Jelmyto and our product candidates may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.
•	Jelmyto and any our product candidates that receive regulatory approval may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.
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

•

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102 and UGN-201 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102 and UGN-201, if approved. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102 or UGN-201 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any of our other products we develop.
•

If we fail to attract and keep senior management and key personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize any of the products we develop.

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

•

If the FDA does not conclude that UGN-102 satisfies the requirements under Section 505(b)(2) of the Federal Food Drug and Cosmetic Act, or Section 505(b)(2), or if the requirements for our product candidates are not as we expect, the approval pathway for these product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

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

Item 1. Business

Overview

We are a biopharmaceutical company dedicated to building and commercializing novel solutions that treat specialty cancers and urologic diseases. We have developed RTGel™ reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based platform technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved product Jelmyto® (mitomycin) for pyelocalyceal solution, and our investigational candidate, UGN-102 (mitomycin) for intravesical solution are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”), respectively.

We estimate that the annual treatable population of low-grade UTUC in the United States is approximately 6,000 to 7,000 patients, and that the annual treatable population of low-grade intermediate risk NMIBC in the United States is approximately 80,000 patients.

RTGel is a novel proprietary polymeric biocompatible, reverse thermal gelation hydrogel, which, unlike the general characteristics of most forms of matter, is liquid at lower temperatures and converts into gel form when warmed to body temperature. We believe that these characteristics promote ease of delivery into and retention of drugs in body cavities, including the bladder and the upper urinary tract, forming a transient reservoir of drug that disintegrates over time while preventing rapid excretion, providing for increased dwell time. RTGel leverages the physiologic flow of urine to provide a natural exit from the body.

We believe that RTGel, when formulated with an active drug, may allow for the improved efficacy of treatment of various types of specialty cancers and urologic diseases without compromising the safety of the patient or interfering with the natural flow of fluids in the urinary tract. RTGel achieves this by:

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

These characteristics of RTGel enable sustained release of mitomycin in the urinary tract for both Jelmyto and UGN-102. Further, RTGel may be particularly effective in the bladder and upper urinary tract where tumor visibility and access are challenging, and where there exists a significant amount of urine flow and voiding. We believe that these characteristics of RTGel may prove useful for the local delivery of active drugs to other bodily cavities in addition to the bladder and upper urinary tract.

Our Pipeline

The following chart summarizes the current status of our pipeline:

Jelmyto

On April 15, 2020, the FDA approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto exists through April 15, 2023, Orphan Drug exclusivity through April 15, 2027 as well as a composition of matter patent through 2031. The main patents that protect  Jelmyto in the USA set to expire on January 20, 2031. These patents were listed in the FDA Orange book (Approved Drug Products With Therapeutic Equivalence Evaluations).

The FDA evaluated Jelmyto under Priority Review, which is reserved for medicines that may represent significant improvements in safety or efficacy in treating serious conditions. Jelmyto was also granted Breakthrough Therapy designation by the FDA, which was created to expedite the development and review of drugs developed for serious or life-threatening conditions with high unmet need.

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, ureters and kidneys. In the United States, there are approximately 6,000 - 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. The current standard of care includes multiple surgeries, and most patients require a radical nephroureterectomy, which includes the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery.

The FDA approval is based on results from our Phase 3 OLYMPUS trial showing Jelmyto achieved clinically significant disease eradication in adults with low-grade UTUC. Findings from the final study results include:

•	Complete response (“CR”) (primary endpoint) of 58% (41/71) in the intent-to-treat population and in the sub-population of patients who were deemed not capable of surgical removal at diagnosis.

•	At the 12-month time point for assessment of durability, 23 patients remained in CR of a total of 41 patients, eight had experienced recurrence of disease and ten patients were unable to be evaluated.

•	Durability of response was estimated to be 81.8% at 12 months by Kaplan-Meier analysis. The median duration of response was not reached.

•

The most commonly reported adverse events (≥ 20%) were ureteric obstruction, flank pain, urinary tract infection, hematuria, abdominal pain, fatigue, renal dysfunction, nausea, dysuria and vomiting. Most adverse events were mild to moderate and manageable using well established treatments. No treatment-related deaths occurred.

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a commercial team comprising a field force of approximately 48 representatives with deep experience in both urology and oncology. The sales representatives are led by seven regional business managers. Each region is supported by a Clinical Nurse Educator to provide education and training around instillation, as well as a Field Reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, we have a team of seven medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, including through virtual meetings.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payers. The majority of large commercial plans have policies in place, covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration safe and seamless for practitioners and patients, including entering into an agreement with a major national pharmacy under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture on our behalf. In October 2020, a Medicare C-Code was issued for Jelmyto. Centers for Medicare & Medicaid Services established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code.

Upper Tract Urothelial Carcinoma (UTUC)

UTUC refers to malignant changes of the urothelium (the epithelial lining) of the upper urinary tract of the calyces, renal pelvis and ureter. Low-grade UTUC managed with endoscopic resection typically exhibits a high rate of local recurrence. High-grade UTUC is associated with renal parenchymal invasion and the development of metastases. UTUC accounts for approximately 5% to 10% of all new cases of urothelial cancer, which corresponds to an estimated annual incidence in the United States of up to 8,000 cases. UTUC is nearly three times more common in men than women and is typically diagnosed in patients in their 60s and 70s. Tumor grade is the key prognostic factor at the time of diagnosis of UTUC and is assigned based upon microscopic examination of tumor tissue. Approximately 40% of the patients diagnosed annually with UTUC in the United States have low-grade UTUC.

Before the approval of Jelmyto in April 2020, there were no drugs approved by the FDA for the treatment of low-grade UTUC. Due to the anatomic complexity of the upper urinary tract, complete endoscopic resection of UTUC is technically very challenging. Endoscopic surgical resection of low-grade UTUC is associated with high rates of local recurrence (50-90%). Consequently, most low-grade UTUC patients ultimately undergo kidney and ureter removal to control disease (nephroureterectomy).

Endoscopic tumor resection, which aims to be a kidney sparing surgical procedure, is conducted only in patients with low-grade disease and with limited tumor burden (unifocal tumor, low grade histology, less than 2 cm in greatest dimension).

Uro-Oncological Indications Targeted by Our Product Candidates

UGN-102

We are evaluating the safety and efficacy of UGN-102, our novel sustained-release high dose formulation of mitomycin, for the treatment of low-grade intermediate risk NMIBC.

We have shared final topline data from the Phase 2b OPTIMA II trial for our lead product candidate, UGN-102, in patients with low-grade intermediate risk NMIBC, defined as those with one or two of the following criteria: multifocal disease, large tumors and rapid rates of recurrence. The single-arm, open label trial completed enrollment of 63 patients at clinical sites across the United States and Israel in September 2019. Patients were treated with six weekly instillations of UGN-102 and underwent assessment of complete response, or CR (the primary endpoint) four to six weeks following the last instillation. The interim data were also published as a supplement to the April 2020 issue of The Journal of Urology, and we anticipate publishing the final data in a peer-reviewed journal in 2021.

In November 2020, we reported final topline data consistent with our previous reports showing that 65%, or 41 out of 63 patients, treated with UGN-102 achieved a complete response three months after the start of therapy. In this subset of patients, duration of response at nine months (12-months from initiation of therapy) was estimated by Kaplan-Meier (KM) analysis to be 72.5%. Median duration of response was not reached. The most common adverse events, greater than 10%, were most often reported as mild to moderate in severity and include dysuria, hematuria, urinary frequency, fatigue, urgency and urinary tract infection.

We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of low-grade intermediate risk NMIBC patients. We initiated the Phase 3 ATLAS trial in December 2020 and are currently enrolling patients in this trial assessing UGN-102 with or without trans-urethral resection of bladder tumor (TURBT) compared to standard of care, TURBT.

Urothelial cancer, which is comprised of bladder cancer and UTUC, affects a large, and what we believe to be, an underserved patient population. Annual expenditures for Medicare alone in the United States for the treatment of urothelial cancer were projected to be at least $5.0 billion in 2020. The majority of the expenditures are spent on tumor resection surgeries such as transurethral resection of bladder tumor, or TURBT. In 2017, the estimated prevalence of urothelial cancer in the United States was 748,000 and in 2020 the annual incidence of urothelial cancer was approximately 85,000. The prevalence in 2017 of  low-grade intermediate risk NMIBC was approximately 340,000. We estimate based upon a review of peer-reviewed literature and publicly available data that there are approximately 80,000 low-grade intermediate risk NMIBC patients in the U.S. annually.

UGN-102 is administered locally using the standard practice of intravesical instillation directly into the bladder via a catheter. The instillation into the bladder is expected to take place in a physician’s office as a same-day treatment, in comparison with TURBT or similar surgical procedures, which are operations conducted under general anesthesia and may require an overnight stay. Surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by removing the need for surgery, patients may avoid potential complications associated with surgery.

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

Bladder cancer accounts for approximately 90% to 95% of all new cases of urothelial cancer in the United States (annual US incidence 85,000, prevalence 748,000). Bladder cancer is nearly three to four times more common in men than women, and, is most commonly diagnosed in their 70s. Bladder cancers are described as non-muscle invasive or muscle-invasive based on how far into the wall of the bladder they have invaded. The physical extent and anatomic location of a tumor is described by clinical staging. The American Joint Committee on Cancer has established an accepted staging system called the tumor, nodes, metastasis, or TNM System. NMIBC includes the clinical stages Ta (papillary urothelial cancer confined to the urothelium), T1 (urothelial cancer invading the lamina propria) and CIS (carcinoma in situ, a form of high-grade NMIBC). NMIBC is associated with high rates of relapse following endoscopic surgery and treatment with aqueous adjuvant topical chemo and immunotherapy. Progression rates to muscle invasion approach 30-50% in patients with high-grade T1 disease associated with CIS. Patients with low-grade NMIBC are treated by chronic endoscopic resection of visible lesions, typically over a period of many years. Patients with low-grade intermediate risk NMIBC have frequent recurrences of disease that can be difficult to control using contemporary standards of care. MIBC which is described as >T2 in the TNM system, is treated with systemic chemo- and/or immunotherapy followed by consolidative radiation therapy or bladder removal surgery (radical cystectomy) in patients with clinically organ-confined disease. Patients presenting with advanced/metastatic bladder cancer have a limited life expectancy.

Non-Muscle Invasive Bladder Cancer

NMIBC can be characterized as low, intermediate, or high risk and can also be characterized as low- or high-grade. Low-grade, intermediate risk tumors are defined as having one of more of following characteristics: tumor larger than 3 cm, multiple tumors in the bladder and a recurrence in less than one year from the prior tumor. We estimate based upon a review of peer-reviewed and publicly available data that approximately 20% of the prevalent low-grade NMIBC population (80,000) may be described as intermediate risk in any given year.

The standard of care for treating low-grade intermediate risk NMIBC patients is TURBT. TURBT is a surgical procedure for tumor removal conducted under general anesthesia in a hospital setting and may require an overnight stay. There are known risks associated with the surgical procedure itself, including bleeding, hospitalization and an increased risk of death in patients in their 60s and 70s. Moreover, TURBT’s success is tied to the physician’s ability to overcome challenges in properly identifying, reaching and resecting all tumors. No drugs have been approved by the FDA for the primary treatment of low-grade NMIBC. Efficacy of drug treatments has historically been limited due to challenges presented by bladder physiology, specifically the fact that urine is produced and voided frequently, thus diluting the concentration of the drug almost immediately and causing the excretion of the drug from the bladder at first urine voiding. A subset of low-grade NMIBC patients is at risk for frequent local recurrences. Due to lack of treatment options to reduce recurrences in these patients, they are managed with repeat TURBT for each subsequent recurrence.

UGN-302

Our immuno-uro-oncology pipeline includes UGN-302, the sequential use of UGN-201, a TLR 7/8 agonist and UGN-301, an anti-CTLA-4 antibody, being studied as an investigational treatment for high-grade non-muscle invasive bladder cancer (high-grade NMIBC). UroGen’s approach involves the local delivery of these potent immunomodulators. UGN-301, an immune checkpoint inhibitor, is delivered using UroGen’s proprietary RTGel platform to increase dwell time, which has been shown to significantly improve the effectiveness of intravesical therapy. UGN-201 is a proprietary novel, liquid formulation of imiquimod, a generic toll-like receptor 7/8, or TLR 7/8 agonist, which has been evaluated for the treatment of high-grade NMIBC, which may include carcinoma in situ, or CIS. Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with UGN-301 could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab, an anti-CTLA-4 antibody, via intravesical delivery in combination with UGN-201 (together referred to as UGN-302) for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In January 2021, we announced that we entered into a three-year strategic research collaboration agreement with MD Anderson focusing on UGN-302 as an investigational treatment for high-grade NMIBC. Under the agreement, MD Anderson and UroGen will collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. UroGen will provide funding, developmental candidates, and other support.

High-Grade NMIBC

High-grade NMIBC is a highly aggressive form of bladder cancer. TURBT is the initial treatment of choice for high-grade NMIBC; however, the high rates of recurrence and significant risk of progression to muscle-invasive tumors are particularly dangerous. Radical cystectomy, or bladder removal can be the first treatment of choice for young, otherwise healthy patients with high-grade disease or for patients who cannot tolerate BCG. BCG, an immunotherapy-based drug, is the current standard of care as an adjuvant therapy post-resection in high-grade tumors. Drugs such as Keytruda have been recently approved for the BCG refractory population.

Our Competitive Strengths

We believe our approved product and lead product candidates for uro-oncology, which are being developed by leveraging our expertise in drug development and our proprietary formulation technology, have the ability to replace the repetitive, costly, sub-optimal and burdensome tumor resection procedures that represent the current standard of care. Furthermore, we believe our proprietary formulation technology has broad applications and may allow us to develop additional product candidates for indications within and beyond the urinary tract.

Potential ability to develop additional minimally invasive, drug therapies for uro-oncology. Leveraging our innovative formulation technology, we developed Jelmyto, our first commercial product and UGN-102, our lead product candidate, as potential replacements to treatment for low-grade UTUC and low-grade intermediate risk NMIBC, respectively. Jelmyto is a chemoablation agent designed to overcome the challenges posed by the anatomy of the urinary tract by increasing the dwell time and enhancing the tissue coverage of mitomycin. UGN-102 is also being developed as a chemoablative therapy that may provide a non-invasive durable treatment option for patients. Clinical data generated to date supports our belief that our approved product and lead product candidate may provide new therapeutic options to the current surgical procedures, providing chemoablation treatment that has the potential to better eradicate tumors irrespective of their detectability and location within the urinary tract.

Expertise in developing proprietary formulations of drugs for clinical benefit. We focus on developing proprietary RTGel formulations of previously approved drugs and novel therapeutics which we are investigating, whose efficacy for a particular indication is limited by current formulations or routes of administration. Our expertise has enabled us to develop proprietary RTGel-based formulations for previously approved drugs and drugs in clinical development, including clinical stage proprietary formulations of mitomycin, zalifrelimab and others. Our formulations are designed to significantly increase the dwell time and exposure of the drugs to the target sites and limit the need for urine retention, potentially providing enhanced clinical activity, reduced patient burden and increased patient compliance over existing formulations and modes of administration. We have a strong research and development team to advance our product candidates.

Streamlined development risks and efficiencies for our pipeline product candidates. Jelmyto was approved with the FDA’s 505(b)(2) regulatory pathway, which provides a streamlined, capital efficient pathway when compared to traditional drug development. We also expect to use the 505(b)(2) regulatory pathway for our second product candidate, UGN-102. Furthermore, Jelmyto and UGN-201 have received Orphan Drug Designation from the FDA for the treatment of low-grade UTUC and carcinoma in situ (CIS), respectively, which provides seven years of regulatory exclusivity following FDA approval.

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

Strong intellectual property position. We have a robust intellectual property portfolio that includes 38 granted patents in the US, Europe, Israel and Japan and more than 40 pending patent applications. In the United States, we have 16 granted patents. Most of these patents are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, UGN-302 and our future product candidates that are under company research. Most of these patents claim methods, novel compositions and unique combinations for treating cancer in internal cavities, in particular treating a urinary tract cancer. These issued patents are set to expire between 2024 and 2037.

Experienced and accomplished leadership team with proven track record. We have an experienced management team, with each member possessing deep experience in the biopharmaceutical and related industries. Our President and Chief Executive Officer, Liz Barrett was CEO of Novartis Oncology and a member of the Executive Committee of Novartis. She previously served as Global President of Oncology at Pfizer Inc. At Pfizer, she held numerous leadership positions, including President of Global Innovative Pharma for Europe, President of the Specialty Care Business Unit for North America, and President of United States Oncology. Prior to Pfizer, she was Vice President and General Manager of the Oncology Business Unit at Cephalon Inc. Ms. Barrett also worked at Johnson & Johnson. In addition, our Chairman, Arie Belldegrun, M.D., is a seasoned biotech executive and was the founder, Chairman, Chief Executive Officer and President of Kite Pharma, Inc., which was sold to Gilead Sciences, Inc. Dr. Belldegrun is also a urologist by training. We believe that our leadership team is well-positioned to lead us through clinical development, regulatory approval and commercialization for our product candidates.

Our Growth Strategy

We are a biopharmaceutical company dedicated to building and commercializing novel solutions that treat specialty cancers and urologic diseases. Some key growth drivers are as follows:

Establish our approved product, Jelmyto, as standard of care in low-grade UTUC.

We secured FDA approval of Jelmyto in April 2020 and launched in June 2020. Our current priority is to continue our efforts to ensure the successful commercialization of Jelmyto and to establish Jelmyto as standard of care in low-grade UTUC.

Advance our product candidate UGN-102 and establish as the first primary non-surgical chemoablative therapy in its target indication.

We submitted an IND for UGN-102 in June 2018. In November 2020, we reported final topline data from an open-label, single-arm Phase 2b clinical trial to evaluate the efficacy and safety of UGN-102 for the treatment of patients with low-grade intermediate risk NMIBC and are currently enrolling patients in a Phase 3 trial. We believe that this local drug treatment has the potential to offer an effective alternative to costly, sub-optimal and burdensome surgical tumor resection to become the standard of care in this patient population.

Expand our uro-oncology product pipeline.

We believe that UGN-302, the combination of UGN-201 and UGN-301could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab, an anti-CTLA-4 antibody, via intravesical delivery in combination with UGN-201 for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects. In January 2021, we entered into a strategic research collaboration with MD Anderson, a world-renowned cancer research institution, to advance UGN-302 for the treatment of high-grade NMIBC.

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

Evaluate and selectively pursue potential collaborations in specialty oncology, uro-oncology and urology as well as to develop improved formulations and RTGel product life-cycle management strategies.

We are focused on driving growth through business development and geographic footprint expansion focusing on sustained nearer-term revenue growth, innovation, high unmet need and cost-effective value creation. We are seeking potential partnerships with leading academic institutions as well as other biotechnology and pharmaceutical companies. Such collaborations may allow us to obtain financial support and to capitalize on the expertise and resources of our potential partners, which could allow for new and improved versions of approved or clinical stage drugs and could accelerate the development and commercialization of additional product candidates.

RTGel: Our Reverse Thermal Hydrogel Platform Technology

We have developed RTGel, a novel proprietary polymeric biocompatible, reverse thermal gelation hydrogel, which, unlike the general characteristics of most forms of matter, is liquid at lower temperatures and converts into gel form when warmed to body temperature. We believe that these characteristics promote ease of delivery into and retention of drugs in body cavities, including the bladder and the upper urinary tract, forming a transient reservoir of drug that disintegrates over time while preventing rapid excretion, providing for increased dwell time. RTGel leverages the physiologic flow of urine to provide a natural exit from the body. The following images show the progression of five stages of RTGel at different temperatures.

RTGel’s components are polymer-based and are inactive ingredients that have been approved by the FDA for use in other products such as Oraqix, a periodontal gel, Namenda, an oral solution for Alzheimer’s disease, and Xeloda, an oral chemotherapy. We formulate RTGel with an active drug: mitomycin in the case of Jelmyto and UGN-102. The resulting formulations are instilled intravesically in liquid form directly into the bladder or upper urinary tract using standard instillation methodologies via catheters and thereafter convert into gel form at body temperature. Subsequently, upon contact with urine, RTGel gradually dissolves and releases the active drug over a period of several hours and is less affected by urine creation and voiding cycles as compared to water formulations.

Mitomycin—Our Target Active Drug for the Treatment of Low-Grade UTUC and Low-Grade Intermediate Risk NMIBC

Mitomycin is a generic drug currently utilized as an adjuvant chemotherapy for the treatment of low-grade NMIBC after TURBT. In practice in the U.S., adjuvant chemotherapy is only used in 0-30% of the eligible population. Mitomycin, a chemotherapy agent, is administered using a water-based solution, which has a relatively short dwell time in the bladder limited to first voiding. Mitomycin often causes temporary irritation of the urinary tract, including the need to urinate frequently and urgently. In the upper urinary tract, the dwell time is limited to approximately five minutes as urine flows continuously and no active retention by the patient is feasible. Numerous in vitro models, in vivo studies and computer simulations have shown that increased dwell time of mitomycin in the bladder results in increased time to recurrence of urothelial cancer. In one such study, it was shown that mitomycin activity increased with exposure time. Specifically, the MIC90, or mean inhibitory concentration that causes 90% inhibition in cell growth, was 11-fold lower when exposure time was increased from 30 minutes to eight hours.

Mitomycin’s main effect is on the cancer cell’s DNA and has been demonstrated to be most effective when the cancer cell is in its S-phase, or synthesis phase, during which the DNA is replicated. Each cancer cell goes through various phases during the cell cycle. However, the cell cycle is not synchronized in all cancer cells, which means that at any given point in time only a portion of the cancer cells are at their S-phase, or susceptible to the instilled mitomycin in the bladder. Increased dwell time, facilitated by our RTGel preparations Jelmyto and UGN-102, results in increased cell killing and greater efficacy when compared to aqueous solutions of mitomycin.

Limitations of Other Treatments for Low-Grade Upper Tract Urothelial Carcinoma

Before the approval of Jelmyto in April 2020, there were no drugs approved by the FDA for the treatment of low-grade UTUC, representing a significant unmet medical need. The current standard of care for the treatment of low-grade UTUC is radical nephroureterectomy, which is complete kidney and upper urinary tract removal. Recent advances in resection instrument technology have allowed physicians in some cases to treat patients with low-grade UTUC using endoscopic tumor resection, a kidney-sparing treatment, rather than nephroureterectomy followed by adjuvant chemotherapy, typically mitomycin, treatment. However, the specific anatomy and physiology of the upper urinary tract make the performance of organ-sparing endoscopic tumor resection and instillation of adjuvant chemotherapy challenging, leading to high recurrence rates. Patients often undergo multiple endoscopic resection procedures, which increases the probability of potential complications of resection, including perforation and ureteral stricture, or a narrowing of the ureter.

Our Solution: Jelmyto (Mitomycin) for Pyelocalyceal Solution

Jelmyto is our novel sustained-release RTGel-based formulation of mitomycin that we have developed for the treatment of low-grade UTUC. RTGel is liquid at lower temperatures and converts into gel form at body temperature. This temperature-dependent viscosity characteristic allows for simple and convenient instillation of the cooled Jelmyto in its liquid form to the upper urinary tract via standard catheters. Once instilled, Jelmyto converts into gel form at body temperature. Subsequently, upon contact with urine, Jelmyto gradually disintegrates and releases the active drug, mitomycin, over a period of several hours versus several minutes for mitomycin in its water-based formulation. We believe that this substantial increase in dwell time of mitomycin positions Jelmyto as a chemoablation treatment for low-grade UTUC, potentially sparing patients from repeated tumor resection surgeries and potentially reducing the need for bladder and upper urinary tract surgeries, including upper urinary tract removal.

Limitations of Current Therapies for Low-Grade Non-Muscle Invasive Bladder Cancer

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

Recurrence, which occurs in approximately 80% of patients, is the primary threat for patients with low-grade NMIBC. Multiplicity, or number of tumors, tumor size and prior recurrence rate are the most important variables in determining the likelihood and potential severity of recurrence. In patients T1 and CIS NMIBC tumors, progression, which occurs in approximately 45% of patients, is the main threat. Patients with low-grade intermediate risk are characterized by 1-2 of the following: multiple tumors, tumor size >3cm, early recurrence (<1 year), frequent recurrences (>1 per year). The current standard of care for low-grade NMIBC is TURBT. TURBT is conducted in a hospital setting under general anesthesia and can often have side effects and complications. The most common complications, risks and limitations of TURBT include:

•	bleeding at the time of surgery that requires clot irrigation;
•	infection of the bladder;
•	injury to the urethra and bladder perforation with potential intra-abdominal leakage;
•	reimplantation and cell migration;
•	repeat TURBT procedures, which are necessary for approximately 10% of patients within three months;
•	complete removal of tumor tissue often not being feasible;
•	potential recurrence of up to 25% of the tumors at the original treatment site; and
•	some tumors not being detectable.

Post-operative adjuvant treatments for low-grade NMIBC, which are given to prevent reimplantation of the cancerous cells, consist primarily of chemotherapy in the case of low-grade tumors and immunotherapy in the case of high-grade tumors, and are administered intravesically via catheter. Adjuvant intravesical chemotherapy is used primarily in low-grade tumors following TURBT in order to try to delay tumor recurrence but is not used as a chemoablation agent. The rationale is to expose tumors to high local drug concentrations while minimizing the systemic exposure, thereby enhancing the treatment effect and reducing the drug toxicity. However, these traditional adjuvant treatments to treating bladder cancer have been limited because, after instillation, the drug concentration is reduced, and the drug is washed out due to urine voiding. As a result, the cancerous tissue is not exposed to the chemotherapy drug for the optimal length of time. In practice, in the U.S., adjuvant chemotherapy in this setting is only used in 0-30% of the eligible population.

No drugs have been approved by the FDA for the primary treatment of low-grade NMIBC. Mitomycin is the drug used most often for intravesical chemotherapy in this patient population. It is used as an adjuvant treatment in the post-operative setting for low-grade tumors with high risk of recurrence. Other drugs that can be used include docetaxel and gemcitabine.

Our Solution: UGN-102 (Mitomycin Gel) for Intravesical Instillation

UGN-102 is our sustained-release formulation of mitomycin that we are developing for the treatment of low-grade intermediate risk NMIBC as a non-surgical chemoablation alternative to TURBT. It is administered locally using standard catheters and is designed to conform to the bladder’s anatomy and persist in the bladder despite urine flow and bladder movement. Once instilled, UGN-102 converts into gel form at body temperature. Subsequently, upon contact with urine, UGN-102 gradually dissolves and releases the active drug, mitomycin, over a period of several hours versus the time until first voiding, often less than an hour, for mitomycin in its current water-based formulation, without compromising the safety of the patient or interfering with the natural flow of urine out of the bladder. We believe that the resulting significantly increased dwell time of mitomycin in the bladder prolongs exposure of mitomycin to the tumor tissue and therefore has the potential to chemoablate both visible and unseen tumors.

Limitations of Current Therapies for High-Grade NMIBC

High-grade NMIBC is a highly aggressive form of bladder cancer. TURBT is the initial treatment of choice for high-grade NMIBC; however, the high rates of recurrence and significant risk of progression to muscle-invasive tumors are particularly dangerous. Radical cystectomy, or bladder removal can be the first treatment of choice for young, otherwise healthy patients with high-grade disease or for patients who cannot tolerate BCG. BCG, an immunotherapy-based drug, is the current standard of care as an adjuvant therapy post-resection in high-grade tumors.

Only four drugs have been approved for high-grade NMIBC, all used as adjuvant treatment: Thiotepa, which was approved in 1959, and is no longer used in practice, Bacillus of Calmette and Guerin, or BCG, which was approved in 1989; Valstar® (valrubicin) which was approved in 1998; and Keytruda, approved by the FDA in 2020. BCG, an immunotherapy-based drug, is used as an adjuvant treatment for patients with high-grade NMIBC. Upon recurrence, which occurs in approximately 70% of patients, the patients undergo another round of BCG therapy with a response rate of approximately 30%. Radical cystectomy, or surgical removal of the bladder, is also a common treatment option for patients who fail multiple intravesical BCG therapies. However, treatment with BCG is associated with undesirable side effects (including local irritation, systemic symptoms of immune activation and a small but serious risk of systemic absorption leading to mycobacterial sepsis and death), as evidenced by a boxed warning on the label, which is a warning placed on a prescription drug’s label by the FDA and is designed to call attention to serious or life-threatening risks.

Our Solution: UGN-302 (UGN-201 (TLR-7/8) combined with UGN-301 (anti-CTLA-4))

UGN-302 is being developed as the combination of UGN-201 and UGN-301, and being studied as an investigational treatment for high-grade NMIBC. UroGen’s combinatory approach, currently in nonclinical development, involves the local delivery of potent immunomodulators, UGN-201, a TLR 7/8 agonist and UGN-301, an anti-CTLA-4 antibody. UGN-301, an immune checkpoint inhibitor, is delivered using UroGen’s proprietary RTGel platform to increase dwell time, which has been shown to significantly improve the effectiveness of certain intravesical therapies.

UGN-201’s active ingredient is imiquimod, an imidazoquinoline, synthetic immune modulator, that specifically targets TLR7/8, which is expressed in bladder cancer cells. Toll-like receptors are pattern recognition receptors whose importance in stimulating innate and adaptive immunity has been established by recent studies. Toll-like receptors are able to sense microbial components as well as host-derived endogenous molecules released by injured tissues and play a critical role in defending against invading pathogens. We acquired UGN-201 from Telormedix SA, a private Swiss-based biotechnology company, in the fourth quarter of 2015. Telormedix conducted all of the previous studies related to UGN-201, including the Phase 1 and Phase 1b studies.

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

In November of 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab, an anti-CTLA-4 antibody, via intravesical delivery in combination with UGN-201 (together, UGN-302) for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In January 2021, we announced that we entered into a three-year strategic research collaboration agreement with MD Anderson focusing on UGN-302 as an investigational treatment for high-grade NMIBC. Under the agreement, MD Anderson and UroGen will collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. UroGen will provide funding, developmental candidates, and other support.

Additional Nonclinical Programs

Using our proprietary RTGel formulation technology, we are pursuing additional nonclinical programs to expand and enhance our uro-oncology product portfolio. In particular, we are pursuing nonclinical programs for high-grade bladder cancer using checkpoint inhibitors such as an anti PD-1 or an anti-CTLA-4 as well as pursuing other urologic and oncology indications. For example, we recently entered into a research collaboration with Johns Hopkins University to explore the potential of checkpoint inhibitors combined with RTGel in glioblastoma multiforme.

License and Collaboration Agreements

Allergan/AbbVie Agreement

In October 2016, we entered into the Allergan/AbbVie Agreement and granted Allergan (now part of AbbVie Inc.) an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain a proprietary RTGel formulation and clostridial toxins (including BOTOX®), alone or in combination with certain other active ingredients, to which we refer as the Licensed Products, which are approved for the treatment of adults with overactive bladder who cannot use or do not adequately respond to anticholinergics. Additionally, we granted Allergan a non-exclusive, worldwide license to use certain of our trademarks as required for Allergan to practice its exclusive license with respect to the Licensed Products.

Under the Allergan/AbbVie Agreement, Allergan is solely responsible for costs and development of the Licensed Products and obtaining all regulatory approvals for Licensed Products worldwide as well as worldwide commercialization of the Licensed Products after receiving the regulatory approval to do so. Allergan is required to use commercially reasonable efforts to develop and commercialize the Licensed Products for overactive bladder in certain major market countries.

Further, we are eligible to receive additional material milestone payments of up to an aggregate of $200.0 million upon the successful completion of certain development, regulatory and commercial milestones. As of December 31, 2020, since inception of the Allergan/AbbVie Agreement we have received a total of $25.0 million in milestone payments from Allergan. Allergan will pay us a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of our patent coverage of Licensed Products. We are responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

Under the Allergan/AbbVie Agreement, Allergan granted us a non-exclusive, sublicensable, fully paid-up, perpetual, worldwide license under any improvements Allergan makes to the composition, formulation, or manufacture of the RTGel formulation for the research, development, manufacture and commercialization of any product containing RTGel and any active ingredient (other than a clostridial toxin) for all indications other than indications covered by the agreement and an exclusive, sublicensable, royalty-bearing (in low single digits), perpetual worldwide license under such improvements for use in the prevention or treatment of oncology indications.

In August 2020, we announced that the Phase 2 APOLLO trial did not meet the primary endpoint, it is believed to be the result of BOTOX not effectively permeating the urothelium. We are continuing to explore the potential use of RTGel in combination with other products in AbbVie’s portfolio.

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

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus Inc. Pursuant to the agreement, Agenus granted us an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody in solid tumors. Initially, we plan to develop AGEN1884 in combination with UGN-201 for the treatment of high-grade NMIBC. Our company code for the combination product is UGN-302.

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

Intellectual Property

Our patent estate includes patents and patent applications with claims directed to our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, UGN-302 and our future product candidates that are under company research.

In the United States, we currently have 16 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201 and our future product candidates that are under company research. These patents claim methods, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 38 granted patents worldwide, and more than 40 pending patent applications filed in the US, Europe, Israel and Japan that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2037.

As noted earlier, companies are required as part of the NDA submission process to list patents with the FDA whose claims cover the applicant’s product. Accordingly, UroGen has listed two patents for Jelmyto in the FDA’s Orange Book upon approval of Jelmyto for commercial sale, as part of theNDA process.

Our worldwide intellectual property portfolio includes patents and patent applications filed in many jurisdictions such as the United States, European Union, Canada, Israel, Australia, China, Japan, Mexico of which are expected to remain in effect until 2037:

•	Hydrogel-based pharmaceutical compositions for optimal delivery of various therapeutic agents to internal cavities such as the bladder and/or urinary tract.
•	The method for treating bladder cancer, upper urinary tract cancer and urothelial cancer using hydrogel-based compositions.
•	The method for treating overactive bladder and IC topically without a need for injections in the bladder wall.
•	Special catheters and in-dwelling ureter-catheter systems for optimal delivery of a drug into the renal cavity.
•	Pharmaceutical compositions comprising an imidazoquinolin-amine (specifically imiquimod) and lactic acid for treating bladder cancer diseases.
•	Composition comprising immunomodulators such as anti-PD1 and/or anti-CTLA4 for topical/intravesical administration as a monotherapy or a combo-therapy.
•	Novel phospholipid drug analogs (new chemical entities) for treating cancer or infections.

In addition to patents, we have filed applications for trademark registration with the United States Patent and Trademark Office, or the USPTO, as well as certain other international jurisdictions for Jelmyto ®, RTGel™, UroGen ® and Cystoject ™and for certain other tradenames and logos. In addition, we have a registered trademark in the U.S. covering a stylized design of our UroGen Pharmaceutical logo.

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

Competition

We are developing products for patients with low-grade UTUC, low-grade NMIBC and high-grade NMIBC.

In the UTUC space, there are no approved drugs used to treat the disease. Tumor resection surgeries are conducted in some cases of low-grade UTUC; however, complete kidney and upper urinary tract removal is the standard of care for recurring UTUC. We are aware of a company called Steba Biotech with an IND granted in December 2020 and plans to initiate a Phase 3 study of padeliporfin ImPACT for the treatment of adult patients with low-grade and unifocal high-grade UTUC in the first quarter of 2021. We do not know whether other competitors in the NMIBC space are already developing, or plan to develop, UTUC treatments. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product candidates.

The standard of care for treating low-grade NMIBC is repeated TURBT procedures. While effective, patients with low-grade intermediate risk NMIBC experience frequent recurrences and repeated surgical procedures. Mitomycin is sometimes used off-label as adjuvant treatment in the post-TURBT setting for low-grade NMIBC patients. Off-label means that while the FDA has not approved mitomycin as adjuvant treatment in the post-TURBT setting for low-grade intermediate risk NMIBC patients, physicians are permitted to utilize it as standard of care for this indication as part of medical practice. However, off-label usage as a standard of care does not change the FDA’s approval criteria and does not suggest that FDA approval is more likely than for other investigational drugs. Companies such as Lipac Oncology are developing products for low-grade NMIBC.

The standard of care for treating high-grade NMIBC patients is the TURBT procedure for papillary tumor resection, followed by post-operative adjuvant BCG. In the case of high-grade disease without papillary tumor (CIS), BCG is used alone as primary therapy. BCG was approved by the FDA in 1989, since its approval, only two other drugs were approved for high-grade NMIBC: Valstar, approved by the FDA in 1998; and Keytruda, approved by the FDA in 2020. Valstar is indicated for patients with CIS that do not respond to BCG treatment and is rarely used. Keytruda was approved for CIS with or without papillary involvement for patients who do not respond to BCG treatment. It remains to be seen whether the broader urology community will adopt a systemic infused immunotherapy into their clinical management of BCG unresponsive NMIBC. In addition to these approved options, off-label intravesical chemotherapy can be used (such as gemcitabine and cisplatin). If the disease can no longer be controlled, patients will typically proceed to cystectomy, or surgical removal of the bladder, to prevent progression to muscle invasive and metastatic disease. There are several products in the development pipeline, most of which are treatments targeted for high-grade NMIBC patients who have failed BCG treatment and are facing cystectomy. Companies developing these options include AstraZeneca, Merck, Janssen, BMS, ImmunityBio, FerGene, Vyriad, CG Oncology, Seagen Inc. and Sesen Bio.

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

Expedited Development and Review Programs

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

Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

Additionally, the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with specified exceptions) to report annually information related to specified payments or other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually specified ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfer of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates as well as their covered subcontractors, including mandatory contractual terms and the implementation of certain safeguards of such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways, may not have the same effect and may not be preempted by HIPAA, thus complicating compliance efforts.

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

There have been judicial and Congressional challenges, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. For example, since January 2017, President Trump has signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA has been signed into law. Legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a U.S. District Court judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the

ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional U.S. Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the former administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional health reform measures may continue and affect our business in unknown ways. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Manufacturing, Supply and Production

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active ingredients and finished products for our nonclinical research and clinical trials. We have signed commercial supply agreement for Jelmyto with its primary third-party vendor. We are in the process of negotiating commercial supply agreements for product candidate UGN-102 with its primary third-party vendors. We anticipate that these agreements will be executed in advance of the potential FDA approval of UGN-102. We also intend to negotiate back-up supply agreements with other third-party manufacturers for the commercial production of any approved products, including Jelmyto, and UGN-102 if approved.

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

Our future product candidates, if approved, may not be producible in sufficient commercial quantities, in compliance with regulatory requirements or at an acceptable cost. We and our contract manufacturers are, and will be, subject to extensive governmental regulation in connection with the manufacture of any pharmaceutical products or medical devices. We and our contract manufacturers must ensure that all of the processes, methods and equipment are compliant with cGMP and cGLP for drugs on an ongoing basis, as mandated by the FDA and foreign regulatory authorities, and conduct extensive audits of vendors, contract laboratories and suppliers.

Marketing, Sales and Distribution

Our U.S. subsidiary, UroGen Pharma, Inc., was formed to support our U.S. development and potential commercialization efforts. Our commercial management team is comprised of experienced professionals in sales, sales operations, market access, marketing and medical affairs. In addition, we have established a field-based organization comprised of approximately 80 individuals, including a sales team, reimbursement support team, clinical nurse educators, national account managers and medical liaisons.

Our sales force will focus is currently focused on promoting Jelmyto. and focused on working with potential prescribers to identify patients, activate accounts and gain formulary access, as applicable. In the event that we receive regulatory approvals for our products in markets outside of the United States, we intend, where appropriate, to pursue commercialization relationships, including strategic alliances and licensing, with pharmaceutical companies and other strategic partners, which are equipped to market or sell our products through their well-developed sales, marketing and distribution organizations in such countries.

In addition, we may out-license some or all of our worldwide patent rights to more than one party to achieve the fullest development, marketing and distribution of any products we develop.

Employees

As of January 31, 2021, we had 187 employees worldwide, 141 in the United States and 46 in Israel, many of whom hold advanced degrees. None of our employees are subject to a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our relationships with our employees are good.

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

Corporate Information

Our legal and commercial name is UroGen Pharma Ltd, with registered offices at 9 Ha'Ta'asiya St., Ra'anana 4365007, Israel. We are a company organized under the laws of State of Israel. We were formed in 2004 with an indefinite duration. We are registered with the Israeli Registrar of Companies. Our principal executive offices are located at 400 Alexander Park Drive, 4th Floor, Princeton, NJ 08540. Our telephone number is (646)768-9780. Investors should contact us for any inquiries through the address and telephone number of our principal executive office. We maintain a web site at http://www.urogen.com. The reference to our website is an inactive textual reference only and the information contained in, or that can be accessed through, our website is not incorporated into this Annual Report.

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information with the U.S. Securities and Exchange Commission, or SEC. Our filings with the SEC are available free of charge on the SEC’s website at

www.sec.gov and on our website under the “Investors & Media” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Unless the context requires otherwise, references in this Annual Report to “we,” “us”, “our” and “UroGen” refer to UroGen Pharma, Ltd. and its subsidiary.

Item 1A. Risk Factors

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

Other than Jelmyto, which we commercially launched in the United States in June 2020, we have not commercialized any other product candidates. We have invested significant efforts and financial resources in the research and development of Jelmyto, our first and only product approved for commercial sale. We are focusing a significant portion of our activities and resources on Jelmyto, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Jelmyto in the United States.

Successful commercialization of Jelmyto is subject to many risks. We have only recently initiated our commercial launch of Jelmyto, and prior to that, we have never, as an organization, launched or commercialized any product. There is no guarantee that our ongoing commercial launch of Jelmyto or our future commercialization efforts will be successful, or that we will be able to successfully launch and commercialize any other product candidate that receives regulatory approval. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain, further train and develop our team in order to be prepared to successfully coordinate the ongoing launch and commercialization of Jelmyto. Even if we are successful in maintaining and further developing our commercial team, there are many factors that could cause the ongoing launch and commercialization of Jelmyto to be unsuccessful, including a number of factors that are outside our control. We must also properly train physicians and nurses for the skillful preparation and administration of Jelmyto, and develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

Because no drug has previously been approved by the FDA for the treatment of low-grade UTUC, it is especially difficult to estimate Jelmyto’s market potential. The commercial success of Jelmyto depends on the extent to which patients and physicians accept and adopt Jelmyto as a treatment for low-grade UTUC, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from low-grade UTUC is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to be treated with Jelmyto due to label warnings, adverse events associated with product administration or other reasons, the commercial potential of Jelmyto will be limited. At this time, we have only limited information regarding how physicians, patients and payors will respond to the pricing of Jelmyto. Physicians may not prescribe Jelmyto and patients may be unwilling to be treated with Jelmyto if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Jelmyto in our post-marketing commitments, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Jelmyto. Thus, significant uncertainty remains regarding the commercial potential of Jelmyto.

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

Jelmyto has only been studied in a limited number of patients and in limited populations. Following the initiation of our commercial launch in June 2020, Jelmyto is now available to a much larger number of patients and in broader populations, and we do not know whether the results of Jelmyto use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.

Jelmyto has been administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal Phase 3 OLYMPUS clinical trial for the treatment of adult patients with low-grade UTUC. While the FDA granted approval of Jelmyto based on the data included in the NDA, including data from the OLYMPUS clinical trial, we do not know whether the results when a large number of patients and broader populations are exposed to Jelmyto, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of Jelmyto that served as the basis for the approval of Jelmyto. New data relating to Jelmyto, including from adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of Jelmyto from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto and any of our other product candidates that receives regulatory approval.

Our strategy is to build and maintain a fully integrated biopharmaceutical company to successfully execute the commercial launch of Jelmyto in the United States. Jelmyto is our only product that has been approved for sale by any regulatory body, and it became available in the United States in June 2020. While we have established a commercial management team and have also established a field-based organization comprised of approximately 70 individuals, including a sales team, reimbursement support team, clinical nurse educators, national account managers and medical liaisons, we only recently commenced the commercial launch of Jelmyto in the United States and currently have very limited experience commercializing pharmaceutical products as an organization. In order to successfully commercialize Jelmyto, we must continue to develop our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully further develop these capabilities. Additionally, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize Jelmyto would be limited, and we would not be able to generate product revenues successfully. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Jelmyto will be harmed.

Jelmyto is a newly-marketed drug and, therefore, none of the members of our sales force had ever promoted Jelmyto prior to its launch. In addition, Jelmyto is the first drug approved by the FDA for the treatment of low-grade UTUC. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing Jelmyto for the treatment of low-grade UTUC to physicians and nurses. In addition, we must train our sales force to ensure that a consistent and appropriate message about Jelmyto is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of Jelmyto and its proper administration, our efforts to successfully commercialize Jelmyto could be put in jeopardy, which would negatively impact our ability to generate product revenues.

Additionally, our work-at-home policy due to COVID-19 includes our sales representatives, who would normally conduct in-person office visits with healthcare providers. Although we have developed digital materials and programs for our sales force to use in order to continue to engage virtually with their target physicians, there can be no assurance that these new tools and approaches will be effective at sustaining prescription levels of Jelmyto. Disruptions in the prescription volume of Jelmyto could also occur:

•	if patients are physically quarantined or are unable or unwilling to visit healthcare providers;
•	if physicians restrict access to their facilities for a material period of time;
•	if healthcare providers prioritize treatment of acute or communicable illnesses over treatment of low-grade UTUC;
•	if pharmacies are closed or suffering supply chain disruptions;
•	if patients lose access to employer-sponsored health insurance due to period of high unemployment; or
•	as a result of general disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for Jelmyto to be prescribed and reimbursed.

The market opportunities for Jelmyto and our product candidates may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We are designing our lead product candidates with the goal of replacing surgery as the standard of care for certain urothelial cancers. However, there is no guarantee that our product candidates, if approved, would be approved for first-line or even later lines of therapy, and that prior to any such approvals, we will not have to conduct additional clinical trials.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who have previously failed prior treatments, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, our pivotal Phase 3 OLYMPUS clinical trial for Jelmyto was designed to evaluate the use of Jelmyto for the treatment of tumors in the renal pelvis (the funnel-like dilated part of the ureter in the kidney) and was not designed to evaluate the use of Jelmyto for the treatment of tumors in the ureter (the tube that connects the kidneys to the bladder). Even though Jelmyto is approved for the treatment of low-grade UTUC, physicians may choose to only use it to treat tumors in the renal pelvis and not tumors in the ureter, which would limit the degree of physician adoption and market acceptance of Jelmyto. Even if we obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including the use of the products as first- or second-line therapy. For example, low-grade UTUC is a rare malignant tumor of the cells lining the urinary tract and there is limited scientific literature or other research on the incidence and prevalence of low-grade UTUC. If our estimates of the incidence and prevalence of low-grade UTUC are incorrect, Jelmyto’s commercial viability may prove to be limited, which may negatively affect our financial results.

Jelmyto and any of our product candidates that receives regulatory approval may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.

The commercial success of Jelmyto and any other product candidate that receives regulatory approval will depend significantly on their broad adoption and use by physicians, for approved indications, including, in the case of Jelmyto, for the treatment of low-grade UTUC, and in the case of UGN-102, for the treatment of low-grade intermediate risk NMIBC, and for other therapeutic indications that we may seek to pursue with any of our product candidates. Physicians treating low-grade UTUC and low-grade intermediate risk NMIBC have never had to consider treatments other than surgery. The degree and rate of physician and patient adoption of Jelmyto, UGN-102 or any of our other product candidates, if approved, will depend on a number of factors, including:

•	the clinical indications for which the product is approved;
•	the safety and efficacy data from the clinical trial(s) supporting the approved clinical indications;
•

the approved labeling and packaging for our products, including the degree of product preparation and administration convenience and ease of use that is afforded to physicians by the approved labeling and product packaging;

•	the prevalence and severity of adverse side effects and the level of benefit/risk observed in our clinical trials;
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

•

whether treatment with our products, including the treatment of low-grade UTUC with Jelmyto and the treatment of low-grade intermediate risk NMIBC with UGN-102, if approved, will be deemed to be an elective procedure by third- party payors; if so, the cost of treatment would be borne by the patient and would be less likely to be broadly adopted;

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

The FDA has approved five immunotherapy drugs known as checkpoint inhibitors; Tecentriq (atezolizumab), Bavenico (avelumab), Imfinzi (durvalumab), Opdivo (nivolumab) and Keytruda (pembrolizumab) for the treatment of locally advanced or metastatic bladder cancer, a form of muscle invasive bladder cancer.

We are aware of several pharmaceutical companies that are developing drugs in the fields of urology and uro-oncology, such as Roche, Vyriad, GSK, Celgene, Lipac Oncology, Samyang biopharma, Merck Sharp & Dohme Corp., Eleven biotherapeutics, Viralytics Limited, AADi, LLC, Biocancell Ltd., ImmunityBio, Seagen Inc., Steba Biotech Ltd., FKD Therapies Oy and Janssen. We do not know whether these potential competitors are already developing, or plan to develop, low-grade UTUC or high-grade UTUC treatments or other indications that we are pursuing.

We are also aware that other companies, such as Janssen and Lipac are conducting, or have recently conducted clinical trials for product candidates for the treatment of low-grade intermediate risk NMIBC. Outside of these indications where we are developing products, we are aware of other companies doing work in both bladder and upper tract cancers, but these are with agents or on targets in high-grade, metastatic, or muscle invasive cancers. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing products that are more effective, easier to administer or less costly than our product candidates.

In addition, we face competition from existing standards of treatment, TURBT surgery for bladder cancer. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care, which is first-line tumor surgical procedures. Generic mitomycin injectable drug products, while approved by FDA for gastric and pancreatic cancers, are neither approved for low-grade UTUC nor reconstituted with hydrogel as Jelmyto is, although they may be used off-label by physicians for the treatment of low-grade UTUC, as they have been prior to the approval of Jelmyto.

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

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and may not be promoted based on overstated efficacy or omission of important safety information. For example, we cannot promote the use of our product Jelmyto in a manner that is inconsistent with the approved label, but we are permitted to share truthful and non-misleading information that is otherwise consistent with the product’s FDA approved labeling. However, physicians are able, in their independent medical judgment, to use Jelmyto on their patients in an off-label manner, such as for the treatment of other urology indications. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would harm our business. The federal government has levied large administrative, civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA and by foreign regulatory authorities. These regulations differ from country to country. To gain approval to market our product candidates, we must provide clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication. Other than Jelmyto, all of our product candidates, including our lead product candidate, UGN-102, remain in clinical development and have not yet received regulatory approval from the FDA or any other regulatory agency in the United States or any other country. Our business depends upon obtaining these regulatory approvals. There are no drugs that have been approved by the FDA for the primary treatment of low-grade NMIBC, and only four drugs have been approved by the FDA as adjuvant treatment for high-grade NMIBC. The FDA can delay, limit or deny approval of our product candidates for many reasons.

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
•

the prevalence and severity of adverse events associated with our product candidates, including UGN-102, as there are no drugs and related drug administration procedures approved for the primary treatment of low-grade NMIBC, that are based on RTGel technology;

•	the timely and satisfactory performance by third-party contractors of their obligations in relation to our clinical trials;
•

our success in educating physicians and patients about the benefits, administration and use of our product candidates, if approved, particularly in light of the fact that there are currently no drugs approved by the FDA for the treatment of UTUC, and there are no drugs that have been approved by the FDA for the primary treatment of low-grade NMIBC, and only four drugs have been approved by the FDA as adjuvant treatment for high-grade NMIBC;

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;
•	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;
•	the FDA’s acceptance of the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is sufficient for approval;
•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices, or cGMP;
•	the FDA’s acceptance of the manufacturing processes or facilities of third-party manufacturers with which we contract;
•	our ability to secure supply of the raw materials from TAPI (Teva Active Pharmaceutical Ingredients) or other suppliers for our product candidates to support clinical trials and commercial use;
•	Our ability to manufacture or secure finished product from third-party suppliers for product candidates, including UGN-102, if approved.
•	our ability to obtain, protect and enforce our intellectual property rights with respect to our product candidates; and
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

Many of these clinical, regulatory and commercial risks are beyond our control. Further, these risks and uncertainties impact all of our clinical programs that we pursue and have been amplified by the recent COVID-19 pandemic, as described below. Accordingly, we cannot assure you that we will be able to advance any more of our product candidates through clinical development, or to obtain additional regulatory approval of any of our product candidates. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would thus negatively impact our business, results of operations and prospects. Even if we receive approval of any of the product candidates in our pipeline or future product candidates, there is no assurance that we will be able to successful commercialize any of them.

To date we have only generated limited clinical data for our investigational product candidates.

Positive results in nonclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3 clinical trials, after promising results in nonclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse effects. To date, our clinical trials and other programs have involved small patient populations and because of the small sample size, the results of these clinical trials may be subject to substantial variability and may not be indicative of future results. We initiated the Phase 3 ATLAS trial in December 2020 and are currently enrolling patients in this trial assessing UGN-102 with or without trans-urethral resection of bladder tumor (TURBT) compared to standard of care, TURBT. If our clinical trials do not ultimately indicate that our product candidates are safe and effective for their intended use, the FDA may not approve any NDA that we may submit to market such product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

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

We have limited experience in conducting clinical trials and obtaining approval for product candidates and may be unable to do so successfully.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. We do not know whether our ongoing and future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	obtain regulatory approval or feedback on trial design, in order to commence a trial;
•	identify, recruit and train suitable clinical investigators;
•	reach agreement on acceptable terms with prospective CROs and clinical trial sites, and have such CROs and sites effect the proper and timely conduct of our clinical trials;
•	obtain and maintain institutional review board, or IRB, approval at each clinical trial site;
•	identify, recruit, enroll and retain suitable patients to participate in a trial;
•	have a sufficient number of patients enrolled, complete a trial or return for post-treatment follow-up;
•	ensure clinical investigators and clinical trial sites observe trial protocol or continue to participate in a trial;
•	address any patient safety concerns that arise during the course of a trial;
•	address any conflicts with new or existing laws or regulations;
•	add a sufficient number of clinical trial sites;
•	manufacture sufficient quantities at the required quality of product candidate for use in clinical trials; or
•	raise sufficient capital to fund a trial.

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

As with most pharmaceutical products, Jelmyto and our product candidates may be associated with side effects or adverse events that can vary in severity and frequency. Side effects or adverse events associated with the use of Jelmyto or any of our product candidates, including UGN-102, may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. To date, in our nonclinical testing, completed Compassionate Use Program for Jelmyto clinical trials and post-marketing experience, we have observed several adverse events and serious adverse events, including ureteric obstruction, ureteral stenosis, inhibition of urine flow, rash, flank pain, kidney swelling, kidney infection, renal dysfunction, hematuria, fatigue, nausea, abdominal pain, dysuria, vomiting, urinary tract infection, urgency in urination and pain during urination. In addition, we have observed transient perturbation of laboratory measures of renal and hematopoietic function. These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. However, we cannot assure you that we will not observe additional drug or procedure-related serious adverse events in the future or that the FDA will not determine them as such. Side effects such as toxicity or other safety issues associated with the use of Jelmyto or our product candidates could require us to perform additional studies or halt development or sale of Jelmyto or our product candidates or expose us to product liability lawsuits, which will harm our business.

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

Although we have received FDA approval of Jelmyto for pyelocalyceal solution, for the treatment of adult patients with low-grade UTUC, and we plan to devote a substantial portion of our resources to the continued clinical testing and potential approval UGN-102 for the treatment of low-grade intermediate risk NMIBC, another key element of our strategy is to discover, develop and commercialize a portfolio of products to serve additional therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and those that we have are geared towards clinical testing and seeking regulatory approval of UGN-102 and our other existing product candidates. We may also explore strategic collaborations for the development or acquisition of new products, but we may not be successful in entering into such relationships. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

In August 2020, we announced that the Phase 2 APOLLO trial did not meet the primary endpoint, it is believed to be the result of BOTOX not effectively permeating the urothelium. We are continuing to explore the potential use of RTGel in combination with other products in AbbVie’s portfolio.

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

Collaborations may not lead to development or commercialization of product candidates in the most efficient manner, or at all, and may otherwise experience challenges. For example, in August 2020, we announced that the Phase 2 APOLLO trial did not meet the primary endpoint, it is believed to be the result of BOTOX not effectively permeating the urothelium. While we are continuing to explore the potential use of RTGel in combination with other products in AbbVie’s portfolio, there can be no assurance that the collaboration will result in the successful development of a product candidate.

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

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102 and UGN-201 for our nonclinical studies, clinical trials and commercial use, should our drug candidates receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd., or Teva, as our single-source supplier of mitomycin active pharmaceutical ingredient, or API, for Jelmyto and UGN-102. We rely on Cenexi-Laboratoires Thissen s.a., and Isotopia Molecular Imaging Ltd. as our sole suppliers for the mitomycin and gel contained in Jelmyto and UGN-102, respectively. We also currently depend on a single source supplier for imiquimod for UGN-201. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto. We do not have any control over the availability of raw materials. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

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

Even though we are approved as a commercial supplier of Jelmyto, we have limited experience as a company in the commercial supply of drugs and may never be successful as a commercial supplier of drug products containing mitomycin. In addition, cost-overruns, unexpected delays, equipment failures, logistics breakdowns, labor shortages, natural disasters, power failures, production failures or product recalls, and numerous other factors could prevent us from realizing the intended benefits of our sales strategy and have a material adverse effect on our business. Further, although we commercially supply Jelmyto, further build-out is required and establishing such commercial-scale supply capabilities requires additional investment, is time-consuming and may be subject to delays, including because of shortage of labor, compliance with regulatory requirements or receipt of necessary regulatory approvals. In addition, building out our Jelmyto commercial supply capabilities may cost more than we currently anticipate, and delays or problems may adversely impact our ability to provide sufficient quantities of Jelmyto to support our ongoing commercial launch and commercialization of Jelmyto as well as our financial condition.

While we currently have over 12 months of mitomycin API and Jelmyto finished product on hand to continue our commercial and clinical operations as planned, depending on the duration of the COVID-19 pandemic and whether further disruptions occur, we may face such delays or costs in future years. Although we believe we have sufficient quantities of mitomycin API for planned manufacturing operations during 2021, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from the ongoing COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto for commercial sales and our product candidates for our clinical trials and research and development operations.

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

Our continuing reliance on third party subcontractors and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party subcontractors and suppliers may not be able to comply with cGMP or quality system regulation, also called QSR, or similar regulatory requirements outside the United States. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay our clinical trials or the manufacture and commercial sale of our in-line or investigational product candidates, if approved.

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

We rely on third party transportation to deliver materials to our facilities and ship products to our customers. Transport operators are exposed to various risks, such as extreme weather conditions, natural disasters, work stoppages, personnel shortages, and operating hazards, as well as interstate and international transportation requirements. If we experience transportation problems, or if there are other significant changes in the cost of these services, we may not be able to arrange efficient alternatives and timely means to obtain materials or ship products to our customers. Our failure to obtain such materials, ship products or maintain sufficient buffer inventory could materially and adversely impact our business, financial condition and results of operations.

We may need to enter into agreements with additional distributors or suppliers, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. If we are unable to maintain and, if needed, expand, our network of specialty distributors or suppliers, this would expose us to substantial risk in our clinical development or commercialization efforts.

Failure to obtain marketing approval in international jurisdictions would prevent our approved product, Jelmyto, and our product candidates from being marketed abroad.

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

We rely on third parties and consultants to assist us in conducting our clinical trials for our product candidates. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize UGN-102 or any of our other product candidates.

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

As of January 31, 2021, we had 187 employees, of whom 46 are based in Israel and 141 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

•	manage our clinical trials effectively;
•	identify, recruit, retain, incentivize and integrate additional employees;
•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and
•	continue to improve our operational, financial and management controls, reporting systems and procedures.

As we continue to grow as an organization, including by expanding our development efforts and building out and developing our commercial capabilities to support our ongoing commercial launch of Jelmyto, we will evaluate, and may implement, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. Due to our limited financial resources and our limited experience in managing a larger company, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. In addition, the ongoing COVID-19 pandemic could make recruiting and training more difficult. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage expansion or other significant changes to our organization could delay the execution of our development, commercialization and strategic objectives or disrupt our operations; and if we are not successful in commercializing our approved product or any of our product candidates that may receive regulatory approval, either on our own or through collaborations with one or more third parties, our revenues will suffer, and we would incur significant additional losses.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any of our other products we develop.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk with the commercialization of Jelmyto or any other investigational product candidate that receives marketing approval. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for Jelmyto and our investigational product candidates we develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants or cancellation of clinical trials;
•	costs to defend the related litigation, which may be only partially recoverable even in the event of successful defenses;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenues;
•	exhaustion of any available insurance and our capital resources; and
•	the inability to commercialize any product we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of products we may develop. We currently carry general clinical trial product liability insurance in an amount that we believe is adequate to cover the scope of our ongoing clinical programs. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. As a result of receiving marketing approval of Jelmyto, have expanded our insurance coverage to include the commercialization of Jelmyto; however, we may be unable to continue to obtain this liability insurance on commercially reasonable terms. In addition, if and when we obtain approval for marketing UGN-102 or any other product candidate, we intend to further expand our insurance coverage to include the commercialization of UGN-102 or nay other approved product; however, we may be unable to obtain this additional liability insurance on commercially reasonable terms.

If we fail to attract and keep senior management and key personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize any of the products we develop.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific and other personnel. We believe that our future success is highly dependent upon the contributions of members of our senior management, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

If our security measures are compromised, or our information technology systems or those of our vendors, and other relevant third parties fail or suffer security breaches, loss or leakage of data, and other disruptions, this could result in a material disruption of our drug development program, compromise sensitive information related to our business, harm our reputation, trigger our breach notification obligations, prevent us from accessing critical information, and expose us to liability or other adverse effects to our business.

In the ordinary course of our business, we may collect, process and store proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We face several risks relative to protecting the security, confidentiality, integrity and availability of this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third-party service providers who handle elements of our operations and data processing.

We, our CROs and other contractors, consultants, and other third parties on which we rely, depend on information technology, telecommunication systems and data processing for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Notwithstanding the implementation of security measures, these information technology systems are potentially vulnerable to breakdown, service interruptions, system malfunction, natural disasters, fire, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third-party vendors, contractors, consultants, business partners, or third parties, or from cyber-attacks by malicious third parties (including the deployment of malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our information technology, telecommunication systems and data, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventative measures effective against all such security threats. Any such breach or interruption could compromise our networks and the information stored there could be accessed by parties, manipulated, publicly disclosed, lost, or stolen. Any event that leads to unauthorized access, use or disclosure of personal information could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign equivalents, subject us to mandatory corrective action, which could result in significant costs and reputational damage or otherwise have an adverse effect on our business.

Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. If the information technology systems of our third-party vendors and other contractors become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Most states also have statutes or regulations similar to these federal laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. We and/or our future partners may be subject to administrative, civil and criminal sanctions for violations of any of these federal and state laws. Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, improper consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations, which could have a significant impact on the conduct of our business.

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

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in New Israeli Shekels, or NIS, which is the lawful currency of the State of Israel. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the dollar. For example, although the dollar appreciated against the NIS in 2018 by 8.1%, the dollar depreciated against the NIS during 2019 and 2020 by 14.2%. If the dollar cost of our operations in Israel increase, our dollar-measured results of operations will be adversely affected.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic.

The recent outbreak of the novel strain of coronavirus, SARS-CoV-2, causing COVID-19 disease, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The continued spread of COVID-19 and the measures taken by various governments could disrupt the supply chain of material needed for our product candidates and our approved product, Jelmyto, interrupt healthcare services, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our product candidates and have a material adverse effect on our business, financial condition and results of operations. In addition, we and many of our potential customers and partners worldwide have in the past and may in the future be subject to stay-at-home orders as a result of the COVID-19 pandemic. In addition, our ongoing commercial launch of Jelmyto and subsequent commercialization activities could be hindered by the COVID-19 pandemic, although we are currently not able to predict or quantify any such potential impact with any degree of certainty. However, the worldwide spread of the COVID-19 virus has resulted and may continue to result in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including potentially for Jelmyto, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained.

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

Moreover, the global outbreak of the COVID-19 coronavirus continues to evolve, and the extent to which the COVID-19 coronavirus may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $128.5 million and $105.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $356.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;
•	any product liability or other lawsuits related to our products or business arrangements;

•	scientific breakthroughs in the field of urothelial cancer treatment and diagnosis that could significantly diminish the need for our product candidates or make them obsolete; and
•	changes in reimbursement or other regulatory policies that could have a negative impact on our future revenue stream.

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

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of December 31, 2020, we had cash and cash equivalents and marketable securities of $103.9 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses. During the second quarter of 2020, we sold 700,000 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million.

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

We seek patent protection for our product candidates, and we have established several patent families comprised of issued patents and pending patent applications covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently have 16 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, UGN-302 and our future product candidates that are under company research. These patents claim methods, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 38 granted patents worldwide, and more than 40 pending patent applications filed in the US, Europe, Israel and Japan that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2037.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. For example, since January 2017, President Trump has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Act included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” For example, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a U.S. District Court judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or a Joint Selection Committee, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump Administration  used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump Administration announced several executive orders related to prescription drug pricing that attempt to implement several of the Administration’s proposals. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of President Trump’s importation executive order announced in July 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Our operations will also be subject to the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians, as defined by such law, and teaching hospitals and certain ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and their immediate family members to CMS, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments and other transfers of value to with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. We may also be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, drug pricing, and/or state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidelines promulgated by the federal government. Certain state and local laws also require the registration of pharmaceutical sales representatives.

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

We are subject to stringent and changing privacy and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.

We are or may become subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our contractual obligations to customers and third parties related to privacy, data protection and data security.

For example, the European Union, or EU, has established its own data security and privacy legal framework, including but not limited to the European General Data Protection Regulation, or GDPR, which imposes onerous and comprehensive privacy, data protection, and data security obligations onto data controllers and processors, and contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. Penalties for non-compliance with the GDPR can be significant and include fines in the amount greater of €20 million or 4% of global turnover and restrictions or prohibitions on data processing, which could impair our ability to do business in the EU, reduce demand for our services and adversely impact our business and results of operations. We anticipate that over time we may expand our business to include additional operations outside of the United States and Israel. With such expansion, we would be subject to increased governmental regulation in other countries in which we might operate, including the GDPR. Assisting our customers, partners, and vendors in complying with the GDPR or other foreign laws, or complying with such laws ourselves, may cause us to incur substantial operational costs or require us to change our business practices. Moreover, many foreign laws, including the GDPR and data protection laws in the United Kingdom and Switzerland, impose restrictions on the transfer of personal information to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. There is currently uncertainty surrounding how to implement such safeguards and how to conduct such transfers.

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, and expand the types of data breaches subject to the CCPA’s private right of action.

Complying with these various laws could require us to incur substantial costs, take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, require us to change our business practices and compliance procedures in a manner adverse to our business, or, in some cases, impact our ability to operate in certain jurisdictions. The actual or perceived failure by us, our customers, our vendors, or other relevant third parties to address or comply with these laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines, civil or criminal penalties, private litigation, cause regulators to reject, limit or disrupt our clinical trial activities, harm our reputation, and otherwise cause a material effect on our business, financial condition, and results of our operations. Moreover, inability to import personal information from Europe to the United States or other countries may disrupt or require us to change our business practices, interrupt our business operations, including clinical trials, and otherwise have a material financial impact on our business.

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

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, UGN-102 and our other product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. In October 2020, a Medicare C-Code was issued for Jelmyto and we have obtained pass-through status for two years, no more than three. Centers for Medicare & Medicaid Services (CMS) has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021.

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

Although we have observed written policy coverage in commercial plans as well as coverage for government plans for Jelmyto to date, we cannot be sure that adequate coverage or reimbursement will continue to be available for Jelmyto, or be available for UGN-102 or any of our other product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Jelmyto, UGN-102 or our other product candidates, or achieve profitably at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of UGN-102 or any of our other product candidates and to produce, market, and distribute Jelmyto or any of our product candidates that receives clearance or approval.

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

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into a sales agreement with Cowen and Company, LLC pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on December 20, 2019, which was declared effective on January 2, 2020. As of December 31, 2020, we had sold 700,000 shares under the sales agreement for total gross proceeds of $16.6 million, leaving up to $83.4 million available for sale under the sales agreement.

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

Based on our current estimates (and not audited financial statements) of the composition of our income and valuation of our assets, including goodwill, for the year ending December 31, 2020, we do not believe we were a PFIC for the year ending December 31, 2020. However, because our PFIC status is subject to a number of uncertainties, and our financials for the year ending December 31, 2020, have not yet been finalized or audited and it is very early in the year and we have no financial information for our current taxable year, neither we nor our tax advisors can provide any assurances regarding our PFIC status.

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

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be limited.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of December 31, 2020, we had 44 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of January 31, 2021, we had 187 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Recent Sales of Unregistered Securities

None.

Holders

As of February 26, 2021, there were approximately 19 registered holders of record of our ordinary shares.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are a biopharmaceutical company dedicated to building and commercializing novel solutions that treat specialty cancers and urologic diseases. We have developed RTGel™ reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially effective treatment option. Our approved product Jelmyto (mitomycin) for pyelocalyceal solution, and our investigational candidate UGN-102 (mitomycin) for intravesical solution, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”), respectively.

We estimate that the annual treatable patient population of low-grade UTUC in the United States is approximately 6,000 to 7,000; the estimated annual treatable population of low-grade intermediate risk NMIBC is approximately 80,000.

RTGel is a novel proprietary polymeric biocompatible, reverse thermal gelation hydrogel, which, unlike the general characteristics of most forms of matter, is liquid at lower temperatures and converts into gel form when warmed to body temperature. We believe that these characteristics promote ease of delivery into and retention of drugs in body cavities, including the bladder and the upper urinary tract, forming a transient reservoir of drug that disintegrates over time while preventing rapid excretion, providing for increased dwell time. RTGel leverages the physiologic flow of urine to provide a natural exit from the body.

We believe that RTGel, when formulated with an active drug, may allow for the improved efficacy of treatment of various types of specialty cancers and urologic diseases without compromising the safety of the patient or interfering with the natural flow of fluids in the urinary tract. RTGel achieves this by:

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

These characteristics of RTGel enable sustained release of mitomycin in the urinary tract for both Jelmyto and UGN-102. Further, RTGel may be particularly effective in the bladder and upper urinary tract where tumor visibility and access are challenging, and where there exists a significant amount of urine flow and voiding. We believe that these characteristics of RTGel may prove useful for the local delivery of active drugs to other bodily cavities in addition to the bladder and upper urinary tract.

Jelmyto

On April 15, 2020, the FDA approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto exists through April 15, 2023, Orphan Drug exclusivity through April 15, 2027 as well as a composition of matter patent through 2031.

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, ureters and kidneys. In the United States, there are approximately 6,000 - 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. The current standard of care includes multiple surgeries, and most patients require a radical nephroureterectomy, which includes the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery.

The FDA approval is based on results from our Phase 3 OLYMPUS trial showing Jelmyto achieved clinically significant disease eradication in adults with low-grade UTUC. Findings from the final study results include:

•	Complete response (“CR”) (primary endpoint) of 58% (41/71) in the intent-to-treat population and in the sub-population of patients who were deemed not capable of surgical removal at diagnosis.

•	At the 12-month time point for assessment of durability, 23 patients remained in CR of a total of 41 patients, eight had experienced recurrence of disease and ten patients were unable to be evaluated.

•	Durability of response was estimated to be 81.8% at 12 months by Kaplan-Meier analysis. The median duration of response was not reached.

•

The most commonly reported adverse events (≥ 20%) were ureteric obstruction, flank pain, urinary tract infection, hematuria, abdominal pain, fatigue, renal dysfunction, nausea, dysuria and vomiting. Most adverse events were mild to moderate and manageable using well established treatments. No treatment-related deaths occurred.

The FDA evaluated Jelmyto under Priority Review, which is reserved for medicines that may represent significant improvements in safety or efficacy in treating serious conditions. Jelmyto was also granted Breakthrough Therapy designation by the FDA, which was created to expedite the development and review of drugs developed for serious or life-threatening conditions with high unmet need.

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a commercial team comprising a field force of approximately 48 representatives with deep experience in both urology and oncology. The sales representatives are led by seven regional business managers. Each region is supported by a Clinical Nurse Educator to provide education and training around instillation, as well as a Field Reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, we have a team of seven medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, including through virtual meetings.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payers. The majority of large commercial plans have policies in place, covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration safe and seamless for practitioners and patients, including entering into an agreement with a major national pharmacy under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture on our behalf. In October 2020, a Medicare C-Code was issued for Jelmyto. Centers for Medicare & Medicaid Services established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code.

UGN-102

We are evaluating the safety and efficacy of UGN-102, our novel sustained-release high dose formulation of mitomycin, for the treatment of low-grade intermediate risk NMIBC.

We have shared final topline data from the Phase 2b OPTIMA II trial for our lead product candidate, UGN-102, in patients with low-grade intermediate risk NMIBC, defined as those with one or two of the following criteria: multifocal disease, large tumors and rapid rates of recurrence. The single-arm, open label trial completed enrollment of 63 patients at clinical sites across the United States and Israel in September 2019. Patients were treated with six weekly instillations of UGN-102 and underwent assessment of complete response, or CR (the primary endpoint) four to six weeks following the last instillation. The interim data were also published as a supplement to the April 2020 issue of The Journal of Urology, and we anticipate publishing the final data in a peer-reviewed journal in 2021.

In November 2020, we reported final topline data consistent with our previous reports showing that 65%, or 41 out of 63 patients, treated with UGN-102 achieved a complete response three months after the start of therapy. In this subset of patients, duration of response at nine months (12-months from initiation of therapy) was estimated by Kaplan-Meier (KM) analysis to be 72.5%. Median duration of response was not reached. The most common adverse events, greater than 10%, were most often reported as mild to moderate in severity and include dysuria, hematuria, urinary frequency, fatigue, urgency and urinary tract infection.

We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of low-grade intermediate risk NMIBC patients. We initiated the Phase 3 ATLAS trial in December 2020 and are currently enrolling patients in this trial assessing UGN-102 with or without trans-urethral resection of bladder tumor (TURBT) compared to standard of care, TURBT.

Urothelial cancer, which is comprised of bladder cancer and UTUC, affects a large, and what we believe to be, an underserved patient population. Annual expenditures for Medicare alone in the United States for the treatment of urothelial cancer were projected to be at least $5.0 billion in 2020. The majority of the expenditures are spent on tumor resection surgeries such as transurethral resection of bladder tumor, or TURBT. In 2017, the estimated prevalence of urothelial cancer in the United States was 748,000 and in 2020 the annual incidence of urothelial cancer was approximately 85,000. The prevalence in 2017 of  low-grade intermediate risk NMIBC was approximately 340,000. We estimate based upon a review of peer-reviewed literature and publicly available data that there are approximately 80,000 low-grade intermediate risk NMIBC patients in the U.S. annually.

UGN-102 is administered locally using the standard practice of intravesical instillation directly into the bladder via a catheter. The instillation into the bladder is expected to take place in a physician’s office as a same-day treatment, in comparison with TURBT or similar surgical procedures, which are operations conducted under general anesthesia and may require an overnight stay. Surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by removing the need for surgery, patients may avoid potential complications associated with surgery.

UGN-302

Our immuno-uro-oncology pipeline includes UGN-302, the sequential use of UGN-201, a TLR 7/8 agonist and UGN-301, an anti-CTLA-4 antibody, being studied as an investigational treatment for high-grade non-muscle invasive bladder cancer (high-grade NMIBC). UroGen’s approach involves the local delivery of these potent immunomodulators. UGN-301, an immune checkpoint inhibitor, is delivered using UroGen’s proprietary RTGel platform to increase dwell time, which has been shown to significantly improve the effectiveness of intravesical therapy. UGN-201 is a proprietary novel, liquid formulation of imiquimod, a generic toll-like receptor 7/8, or TLR 7/8 agonist, which has been evaluated for the treatment of high-grade NMIBC, which may include carcinoma in situ, or CIS. Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with UGN-301 could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab, an anti-CTLA-4 antibody, via intravesical delivery in combination with UGN-201 (together referred to as UGN-302) for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

Our Research and Development and License Agreements

Allergan/AbbVie Agreement

In October 2016, we entered into the Allergan/AbbVie Agreement and granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins including BOTOX. The license grants the exclusivity for the RTGel and clostridial toxins including BOTOX alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder who cannot use or do not adequately respond to anticholinergics. Additionally, we granted Allergan a non-exclusive, worldwide license to use certain of our trademarks as required for Allergan to practice its exclusive license with respect to the Licensed Products.

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

In August 2020, we announced that the Phase 2 APOLLO trial did not meet the primary endpoint, it is believed to be the result of BOTOX not effectively permeating the urothelium. We are continuing to explore the potential use of RTGel in combination with other products in AbbVie’s portfolio.

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus Inc. (“Agenus”). Pursuant to the agreement, Agenus granted us an exclusive, worldwide license (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody (AGEN2034) in solid tumors. UGN-301 is a formulation of RTGel and zalifrelimab that is in early stage development for high-grade NMIBC.

MD Anderson Agreement

Based on nonclinical studies conducted by us, UGN-201 in combination with anti-CTLA-4 antagonists have shown encouraging results for the potential treatment of high-grade NMIBC. In January 2021, we announced that we entered into a three-year strategic research collaboration agreement with MD Anderson focusing on UGN-302 as an investigational treatment for high-grade NMIBC. Under the agreement, MD Anderson and UroGen will collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. UroGen will provide funding, developmental candidates, and other support.

For additional information regarding our research and development and license agreements, see Note 11 to our financial statements appearing elsewhere in this Annual Report.

Impact of COVID-19 Pandemic

In the event of a prolonged disruption related to COVID-19, there could be detrimental impact to our ongoing and future clinical trials, our ongoing commercial launch and future commercialization activities for Jelmyto, and our ability to access capital markets.

Recently, the U.S. has mounted a comprehensive COVID-19 vaccination campaign. The staged vaccination rollout prioritizes health-care workers, certain other essential workers and high-risk populations, which generally includes individuals in their 60s and 70s, and individuals with certain underlying medical conditions. The vaccination effort in the U.S. may impact our ongoing commercialization of Jelmyto in two main aspects. Prioritization of hospital and clinic resources towards the vaccination effort may delay or hinder the ability of patients who are currently using Jelmyto or who are eligible to use Jelmyto to schedule Jelmyto instillation procedures. Additionally, these current or potentially eligible patients may choose to delay their procedures until after they have been vaccinated for COVID-19. We expect the vaccination rollout will have an impact on our first quarter 2021 results and we continue to monitor the evolving COVID-19 situation, and the impacts that the pandemic and related government response may have on our business throughout 2021.

Components of Operating Results

Revenues

During the year ended December 31, 2020 we recognized $11.8 million of revenues from sales of our product, Jelmyto which we launched in June 2020. In the fourth quarter of 2020, due to concerns over potential shipment delays around the holidays, we received several bulk orders at the end of 2020 that were recognized in 2020 revenue. We do not anticipate similar bulk purchases or stocking patterns in the first quarter of 2021.

During the year ended December 31, 2019, we recognized $18,000 of revenue related to RTGel supplied to Allergan. We did not recognize any revenues from RTGel sales under the Allergan/AbbVie Agreement during the year ended December 31, 2020.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (the “R&D Law”) from the Israel Innovation Authority in Israel (the “IIA”) formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, an independent and impartial public entity, for some of our development programs. Through December 31, 2020, we received grants in the aggregate amount of $2.1 million. On January 12, 2020, the IIA Office of Chief Scientist approved our request to unwind its obligation to the IIA regarding grants that were loaned to us between January 2004 and September 2016. The total payment under the IIA approval, net of the royalties already paid, amounted to $6.6 million, which was fully paid during the first quarter of 2020. See Note 17 to the Consolidated Financial Statements included in this report for additional information.

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

The license agreement provides us with an exclusive worldwide, royalty bearing, and sub-licensable license under Agenus’s intellectual property rights to exploit licensed products incorporating AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. It also provides us with preclinical and clinical supply of AGEN1884. No inventory was purchased on the effective date of the License Agreement and subsequent purchases of preclinical and clinical supplies are priced at cost plus 30% mark-up. Our acquired right to Agenus’s intellectual property represents a single identifiable asset sourced from the agreement. Therefore, all the fair value associated with the agreement is concentrated in one identifiable asset and is not considered a business in accordance with ASC 805-10-55-5A. Therefore, we have accounted for the right to Agenus’s intellectual property acquired under the license agreement as an asset acquisition of in-process research and development. See Note 11 to the Consolidated Financial Statements for further information.

Selling and Marketing Expenses

To date, selling and marketing expenses consist primarily of commercial personnel costs (including share-based compensation) along with pre-commercialization and initial commercialization activities related to Jelmyto, formerly known as UGN-101. We anticipate that our selling and marketing expenses will increase in 2021 as we continue the commercialization of Jelmyto.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our administrative headcount and infrastructure to support the potential approval and commercialization of our other product candidates and our continued research and development programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses.

Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, consisted primarily of interest income.

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in tax loss carry forwards losses totaling approximately $250.2 million as of December 31, 2020. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. See Note 15 to the Consolidated Financial Statements for further information.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Revenues	$11,799	$18	$11,781
Cost of revenue	1,009	-	1,009
Gross profit (loss)	10,790	18	10,772
Operating expenses:
Research and development	47,310	49,297	(1,987)
Selling and marketing	46,514	17,904	28,611
General and administrative	43,705	42,295	1,409
Total operating expenses	137,529	109,496	28,033
Operating loss	(126,739)	(109,478)	(17,261)
Interest and other income, net	1,629	4,332	(2,703)
Loss before income taxes	(125,110)	(105,146)	(19,964)
Income tax expense	3,374	—	3,374
Net loss	$(128,484)	$(105,146)	$(23,338)

Revenues

Revenues were $11.8 million and $18,000 for the years ended December 31, 2020 and 2019, respectively. The increase of $11.8 million reflects sales of our product Jelmyto following its approval by the FDA in April 2020.

Cost of Revenues

Cost of revenues were $1.0 million and $0 for the years ended December 31, 2020 and 2019, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. We expect this to continue to impact cost of revenues through the first quarter of 2022 as we produce Jelmyto at costs reflecting the full costs of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 86% versus 91% for year ended December 31, 2020 if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expenses

Research and development expenses decreased by $2.0 million to $47.3 million in the year ended December 31, 2020 from $49.3 million in the year ended December 31, 2019. Excluding the $10 million milestone payment related to our license agreement with Agenus Inc during 2019, research and development expenses increased by $8.0 million. The increase of $8.0 million resulted primarily from a one-time payment of $6.6 million to unwind the Company’s obligation to the Israeli Innovation Authority during the first quarter of 2020 and increased expenses related to the UGN-102 clinical trial and UGN-201 studies, partially offset by the completion of the Phase 3 clinical trial and regulatory activity for Jelmyto.

Selling and Marketing Expenses

Selling and marketing expenses were $46.5 million and $17.9 million for the years ended December 31, 2020 and 2019, respectively. The increase in selling and marketing expenses of $28.6 million resulted primarily from increased costs and activities related to the commercial launch of Jelmyto in June 2020, including headcount and related costs associated with our sales force.

General and Administrative Expenses

General and administrative expenses were $43.7 million and $42.3 million for the years ended December 31, 2020 and 2019, respectively. General and administrative expenses were comprised most significantly of personnel related costs, followed by external professional services and facility costs The increase in general and administrative expenses of $1.4 million resulted primarily from increased costs and activities related to the commercial launch of Jelmyto in June 2020, including headcount and related administrative costs.

Interest and Other Income (Expenses), Net

Interest and other income (expenses), net was income of $1.6 million and income of $4.3 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $2.7 million was primarily due to a decrease in our cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

As of December 31, 2020, we had $103.9 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our existing cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months.

Through December 31, 2020, we funded our operations primarily through public equity offerings, private placements of equity securities and through the upfront payment received under the Allergan/AbbVie Agreement.

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

During the second quarter of 2020 and the full year ended December 31, 2020, we sold 700,000 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million.

In March 2021, UroGen and RTW Investments (“RTW”) announced a transaction totaling $75.0 million in funding for us to support the launch of Jelmyto and the development of UGN-102. RTW will provide us with an upfront cash payment of $75.0 million and will receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved.

We have incurred losses since our inception and negative cash flows from our operations, and as of December 31, 2020 we had an accumulated deficit of $356.5 million. We anticipate that we will continue to incur losses for at least the next two years. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expenses and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, including Jelmyto, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(105,886)	$(71,017)
Investing activities	93,238	(145,593)
Financing activities	16,527	165,250
Net change in cash and cash equivalents	$3,879	$(51,360)

Operating Activities

Net cash used in operating activities was $105.9 million during the year ended December 31, 2020, compared to $71.0 million used in operating activities during the year ended December 31, 2019. The $34.9 million increase was attributable primarily to the increase of $23.4 million in the net loss for the year and a net increase in operating assets and liabilities of $10.7 million.

Investing Activities

Net cash provided by investing activities was $93.2 million during the year ended December 31, 2020, compared to net cash used in investing activities of $145.6 million during the year ended December 31, 2019. The increase of $238.8 million is primarily related to increased maturities without associated repurchases in marketable securities through the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Financing Activities

Net cash provided by financing activities was $16.5 million during the year ended December 31, 2020, compared to net cash provided by financing activities of $165.3 million during the year ended December 31, 2019. The decrease is primarily due to the net proceeds received from the underwritten public offering completed in 2019 as compared to the net proceeds received from sales under the ATM Sales Agreement in 2020.

Funding Requirements

Our present and future funding requirements will depend on many factors, including, among other things:

•	the progress, timing and completion of clinical trials for UGN-102;
•	nonclinical studies and clinical trials for UGN-302 or any of our other product candidates;
•

the costs related to obtaining regulatory approval UGN-102 and UGN-302 and any of our other product candidates, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to any of these product candidates;

•

selling, marketing and patent-related activities undertaken in connection with the commercialization of Jelmyto and UGN-102 and any of our other product candidates, and costs involved in the continued development of an effective sales and marketing organization;

•

the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights;

•	potential new product candidates we identify and attempt to develop; and
•	revenues we may derive either directly or in the form of royalty payments from future sales of Jelmyto, UGN-102, UGN-302, RTGel reverse thermal hydrogel and any other product candidates.

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

Contractual Obligations and Commitments

In April 2016, we signed an addendum to its November 2014 lease agreement for our executive offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, we utilized the agreement extension option and extended the rent period for additional three years until August 2022.

In September 2017, UroGen Pharma, Inc. entered into a new lease agreement for its current New York office for a period of approximately 41 months, which period commenced in October 2017. The lease terminated on February 1, 2021, in accordance with its terms.

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

The total obligation for future minimum lease payments under our operating leases $2.9 million as of December 31, 2020. See Note 9 to the Consolidated Financial Statements for further information.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following are the critical accounting policies used in the preparation of our financial statements.

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

We have lease agreements with lease and non-lease components. We applied the modified retrospective transition method and elected the transition option to use the effective date of January 1, 2019 as the date of initial application.

Revenues

Product sales from Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through our arrangement with a single customer, a third-party national specialty distributor. Net revenues recognized include management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and our co-pay assistance program, which are estimated based on industry benchmarking studies as well as our historical experience.

We also may derive revenues from the Allergan/AbbVie Agreement. Under the Allergan/AbbVie Agreement, we granted Allergan an exclusive license to develop, commercialize, and otherwise exploit products that contain reverse thermal hydrogel and agreed to supply Allergan with pre-clinical and clinical quantities of the RTGel product, also referred to as the RTGel vials. The Allergan/AbbVie Agreement contains up-front license fees, future supply fees, development, regulatory, and sales-based milestone payments, and sales-based royalty payments.

Research and Development

Research and development costs are expensed as incurred and consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including nonclinical studies, clinical trials, other manufacturing costs and professional services. The costs of services performed by others in connection with the research and development activities of an entity, including research and development conducted by others on behalf of the entity, shall be included in research and development costs and expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. We adjust accruals as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

The costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are recognized as research and development expense at the time the costs are incurred.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs (including share-based compensation related to directors, employees and consultants). Other significant costs include commercial, medical affairs, external professional service costs, facility costs, accounting and audit services, legal services and other consulting fees. Selling, general and administrative costs are expensed as incurred, and we accrue for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

Share-Based Compensation

We account for employees’ and directors’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, which is equal to the vesting period. The fair value of options is determined using the Black-Scholes option-pricing model. The fair value of a restricted stock unit (“RSU”) equaled the closing price of the Company’s ordinary shares on the grant date. We account for forfeitures as they occur in accordance with ASC Topic 718, “Compensation—Stock Compensation”.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of December 31, 2020, we had $103.9 million in cash and cash equivalents. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020 or 2019.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS. As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, although the dollar appreciated against the NIS in 2018 by 8.1%, the dollar depreciated against the NIS during 2019 and 2020 by a total of 14.2%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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

Item 8. Financial Statements and Supplementary Data

UroGen Pharma, Ltd.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UroGen Pharma Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of UroGen Pharma Ltd. and its subsidiary (the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Positions

As described in Note 15 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $2.7 million as of December 31, 2020. The Company operates on a global basis and is subject to tax laws and regulations in the US and Israel. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations, expectations regarding the outcome of tax authority examinations, as well as the ultimate measurement of potential liabilities. As disclosed by management, the Company has received final tax assessments up to and including its 2014 tax year.

The principal considerations for our determination that performing procedures relating to uncertain tax positions is a critical audit matter are (i) the significant judgment by management when determining uncertain tax positions, including a high degree of estimation uncertainty relative to the interpretation of tax laws; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s timely identification and accurate measurement of uncertain tax positions; (iii) the evaluation of audit evidence available to support the tax liabilities for uncertain tax positions is complex and resulted in significant auditor judgment as the nature of the evidence is often highly subjective; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included, among others (i) testing the information used in the calculation of the liability for uncertain tax positions, including intercompany agreements and the related final tax returns; (ii) testing the calculation of the liability for uncertain tax positions, including management’s assessment of the technical merits of tax positions and estimates of the amount of tax benefit expected to be sustained; and (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the Company’s uncertain tax positions, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws, and estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 18, 2021

We have served as the Company’s auditor since 2020.

To the Board of Directors and Shareholders of UroGen Pharma Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of UroGen Pharma Ltd. and its subsidiary (the “Company”) as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Tel Aviv, Israel	/s/Kesselman & Kesselman
March 2, 2020	Certified Public Accountants (Isr.)
A member of PricewaterhouseCoopers International Limited

We served as the Company’s auditor from 2010 to 2019.

UROGEN PHARMA, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$52,864	$49,688
Marketable securities	49,154	97,389
Restricted cash	1,226	523
Accounts receivable	7,047	—
Inventory	1,964	—
Prepaid expenses and other current assets	3,364	1,034
Total current assets	115,619	148,634
Non-current assets:
Property and equipment, net	2,046	977
Restricted deposit	223	223
Right of use asset	2,158	3,735
Marketable securities	1,893	48,555
Other non-current assets	66	264
Total Assets	$122,005	$202,388
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,023	$11,186
Employee related accrued expenses	9,554	6,711
Other current liabilities	1,859	1,585
Total current liabilities:	21,436	19,482
Non-current liabilities:
Long-term lease liability	1,497	2,604
Uncertain tax positions liability	2,717	—
Total Liabilities	25,650	22,086
Commitments and contingencies (Note 17)
Shareholders' equity:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at December 31, 2020 and 2019; 22,167,791 and 21,026,184 shares issued and outstanding as of December 31, 2020 and 2019, respectively	60	57
Additional paid-in capital	452,525	407,986
Accumulated deficit	(356,501)	(228,017)
Accumulated other comprehensive income	271	276
Total Shareholders' Equity	96,355	180,302
Total Liabilities and Shareholders' Equity	$122,005	$202,388

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenues, net	$11,799	$18
Cost of revenues	1,009	—
Gross profit	10,790	18
Operating expenses:
Research and development expenses	47,310	49,297
Selling, general and administrative expenses	90,219	60,199
Operating loss	(126,739)	(109,478)
Interest and other income, net	1,629	4,332
Loss before income taxes	(125,110)	(105,146)
Income tax expense	3,374	—
Net Loss	$(128,484)	$(105,146)

Statements of Comprehensive Loss
Net loss	$(128,484)	$(105,146)
Other comprehensive income
Unrealized (loss) gain on marketable securities	(5)	$276.0
Comprehensive Loss	$(128,489)	$(104,870)
Loss per ordinary share basic and diluted	$(5.90)	$(5.12)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	21,780,826	20,528,727

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Ordinary Shares		Additional paid-in capital	Accumulated Deficit	Other Comprehensive Income	Total
	Number of Shares	Amount	Amounts
Balance as of January 1, 2019	16,214,883	$44	$212,921	$(122,871)	$—	$90,094
Changes During 2019
Exercise of options into ordinary shares	603,984	2	3,662			3,664
Share-based compensation			29,967			29,967
Issuance of ordinary shares in public offering, net of issuance expenses	4,207,317	11	161,436			161,447
Other comprehensive income					276	276
Net loss				(105,146)		(105,146)
Balance as of January 1, 2020	21,026,184	$57	$407,986	$(228,017)	$276	$180,302
Changes during 2020
Exercise of options into ordinary shares	441,607	1	739			740
Share-based compensation			28,025			28,025
Issuance of ordinary shares in public offering, net of issuance expenses	700,000	2	15,775			15,777
Other comprehensive loss					(5)	(5)
Net loss				(128,484)		(128,484)
Balance as of December 31, 2020	22,167,791	$60	$452,525	$(356,501)	$271	$96,355

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(128,484)	$(105,146)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	416	296
Amortization (accretion) on marketable securities	439	(572)
Stock-based compensation	28,025	29,967
Amortization of right of use asset	1,628	1,028
Lease liability	(1,541)	(910)
Changes in operating assets and liabilities:
Inventory	(1,964)	—
Accounts receivable	(7,047)	—
Prepaid expenses and other current assets	(2,330)	(394)
Accounts payable and accrued expenses	(1,245)	2,928
Employee related accrued expenses	2,843	1,786
Current tax payable	657	—
Uncertain tax positions	2,717	—
Net cash used in operating activities	(105,886)	(71,017)
Cash Flows From Investing Activities
Change in restricted deposit	—	(172)
Purchase of marketable securities	(29,688)	(197,686)
Maturities of marketable securities	124,141	52,590
Purchase of property and equipment	(1,215)	(325)
Net cash provided by (used in) investing activities	93,238	(145,593)
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	740	3,664
Issuance of ordinary shares, net of issuance expenses	15,853	161,662
Issuance cost related to at-the-market issuances	(66)	(76)
Net cash provided by financing activities	16,527	165,250
Decrease in Cash and Cash Equivalents	3,879	(51,360)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	50,211	101,571
Cash, Cash Equivalents and Restricted Cash at End of Year	$54,090	$50,211
Supplemental Disclosures of Non-Cash Activities
Purchase of property and equipment	$270	$—
Issuance cost	$—	$188
New lease liabilities	$51	$1,741

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

UPL and UPI (together the “Company”) is a biopharmaceutical company focused on developing and commercializing novel therapies designed to change the standard of care for urological pathologies. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, launching the Company’s first commercial product, Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, clinical development of UGN-102, and raising capital to support and expand these activities.

On April 15, 2020, the U.S. Food and Drug Administration (“FDA”) granted expedited approval for Jelmyto, a first-in-class treatment indicated for adults with low-grade upper tract urothelial cancer (“low-grade UTUC”). Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to enable longer exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means.

NOTE 2-BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of UPL and its wholly owned subsidiary UPI. All material intercompany balances and transactions have been eliminated during consolidation.

The Company has experienced net losses since its inception and has an accumulated deficit of $356.5 million and $228.0 million as of December 31, 2020 and 2019, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting non-clinical studies and clinical trials.

The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan. Based on management’s cash flow projections the Company believes that its cash and cash equivalents and marketable securities are sufficient to fund the Company’s planned operations for at least the next 12 months. The Company will need to raise additional capital to finance the continued launch of Jelmyto and support its Phase 3 ATLAS trial. There can be no assurances that the Company will be able to secure such additional financing if at all, or at terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

NOTE 3-SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of UPL and its subsidiary, UPI. Intercompany balances and transactions have been eliminated during consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. As applicable to these consolidated financial statements, the critical accounting estimates relate to the fair value of share-based compensation, measurement of revenue and estimate of uncertain tax positions.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Functional Currency

The U.S. dollar (“Dollar”) is the currency of the primary economic environment in which the operations of the Company are conducted. Therefore, the functional currency of the Company is the Dollar.

Accordingly, transactions in currencies other than the Dollar are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the Dollar are measured using the official exchange rate at the balance sheet date. The effects of foreign currency re-measurements are recorded in the consolidated statements of operations as “Interest and other income, net”

Cash and Cash Equivalents; Marketable Securities

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

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. After concluding that a particular filing position can be recognized (i.e., has a more-likely-than-not chance of being sustained), ASC 740-10-30-7 requires that the amount of benefit recognized be measured using a methodology based on the concept of cumulative probability. Under this methodology, the amount of benefit recorded represents the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority that has full knowledge of all relevant information. See Note 12 for further discussion related to income taxes.

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

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues

Product sales from Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangement with a single customer, a third-party national specialty distributor. Net revenues recognized include management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and the Company’s co-pay assistance program, which are estimated based on industry benchmarking studies as well as the Company’s historical experience.

The Company also derived revenues from its license and supply agreement with Allergan Pharmaceuticals International Limited (“Allergan”), a wholly owned subsidiary of Allergan plc which is now a part of AbbVie Inc. (the “Allergan/AbbVie Agreement”). Under the Allergan/AbbVie Agreement, the Company granted Allergan an exclusive license to develop, commercialize, and otherwise exploit products that contain reverse thermal hydrogel (“RTGel”) and agreed to supply Allergan with pre-clinical and clinical quantities of the RTGel product, also referred to as the RTGel vials. See Note 11 for additional discussion related to the Company’s license and collaboration agreements.

.

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including nonclinical studies, clinical trials, manufacturing costs and professional services. The costs of services performed by others in connection with the research and development activities of the Company, including research and development conducted by others on behalf of the Company, are included in research and development costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs (including share-based compensation related to directors, employees and consultants). Other significant costs include commercial, medical affairs, external professional service costs, facility costs, accounting and audit services, legal services and other consulting fees. Selling, general and administrative costs are expensed as incurred. The Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the calculation of basic and diluted loss per common share for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Basic and diluted:
Loss attributable to equity holders of the Company	$128,484	$105,146
Loss attributable to equity holders of the Company, after deducting dividend accumulated for preferred shares	$128,484	$105,146
Weighted-average number of ordinary shares	21,780,826	20,528,727
Loss per ordinary share	$5.90	$5.12

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

The Company applied the modified retrospective transition method as of the date of initial application, January 1, 2020. As of December 31, 2020, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit impairments were recognized in the period. Similarly, the Company estimates minimal current expected credit losses on trade receivables and has not recognized any allowance for doubtful accounts in the period.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-OTHER FINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Accounts payable	$3,271	$4,694
Accrued sales reserves	382	—
Accrued clinical expenses	1,359	399
Accrued research and development costs	1,356	2,644
Accrued general and administrative expenses	2,440	2,767
Accrued other expense	1,215	682
Total accrued expenses and other current liabilities	$10,023	$11,186

Interest and Other Income (Expenses), Net

Interest and other income (expenses) consisted of the following as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Interest income	1,986	4,616
Other finance expenses	(357)	(284)
Total interest and other income	$1,629	$4,332

NOTE 5-INVENTORIES

Inventories consist of the following as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Raw materials	$1,051	—
Finished goods	913	—
Total inventories	$1,964	$—

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

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amounts of the Company’s other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of the short-term nature of these instruments. No transfers between levels have occurred during the periods presented.

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2020	(Level 1)	(Level 2)
Marketable securities:
US government	$29,186	$29,186	$—
Corporate bonds	21,861	—	21,861
Money market funds(1)	39,744	39,744	—
Total marketable securities	$90,791	$68,930	$21,861

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheets.

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2019	(Level 1)	(Level 2)
Marketable securities:
US government	$66,094	$66,094	$—
Corporate bonds	68,084	—	68,084
Commercial paper	7,658	—	7,658
Money market funds(1)	16,998	16,998	—
Certificates of deposit	4,108	—	4,108
Total marketable securities	$162,942	$83,092	$79,850

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheets.

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2020 and 2019.

NOTE 7-MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities as of December 31, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Fair Value
Marketable securities:
US government	$28,970	$216	$29,186
Corporate bonds	21,806	55	21,861
Money market funds(1)	39,744	—	39,744
Total marketable securities	$90,520	$271	$90,791

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheets.

The Company classifies its marketable securities as available-for-sale, and they consist of all debt securities. As of December 31, 2020, they were in a net unrealized gain position of $0.3 million. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of December 31, 2020, the Company did not hold any marketable securities in an unrealized loss position. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of December 31, 2020, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit impairments were recognized in the period.

The Company’s marketable securities as of December 31, 2020 mature at various dates through February 2022. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Maturities within one year	$88,898	$114,386
Maturities after one year through three years	1,893	48,556
Total marketable securities	$90,791	$162,942

NOTE 8-PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$333	$259
Computer equipment and software	1,676	416
Furniture	597	544
Leasehold improvements	609	530
Manufacturing equipment	226	226
	3,441	1,975
Less: accumulated depreciation and amortization	(1,395)	(998)
Property and equipment, net	$2,046	$977

Depreciation and amortization expense was $0.4 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

NOTE 9-LEASES

Operating Leases

The Company has the following office and laboratory facility leases:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s executive offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, UPL exercised the agreement extension option and extended the rental period for an additional three years until August 2022.

•

In September 2017, UPI entered into a new lease agreement for its office space in New York, which the Company previously used as its headquarters. The lease agreement commenced in October 2017 and terminates in February 2021. In October 2020, the Company committed to and announced a plan to close the New York office and fully impaired the associated right of use asset.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.9 million as of December 31, 2020. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.7 million as of December 31, 2020. The Company accounts for the sublease as on operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The main lease was considered for impairment and the amount was determined to be immaterial.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 and the lease term is 38 months. The Company’s remaining contractual obligation under this lease is approximately $1.2 million as of December 31, 2020.

In addition, the Company leases operating office equipment and vehicles. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s leases expire at various dates from 2021 through 2023, with varying renewal and termination options.

The components of lease cost for the year ended December 31, 2020 were as follows (in thousands):

Year Ended December 31, 2020
Operating lease cost	$1,812
Sublease income	(224)
Variable lease cost	129
$1,717

The amounts recognized as of December 31, 2020 were as follows (in thousands):

December 31, 2020
Right of use asset	$2,158
Long-term lease liability	1,497
Other current liabilities	1,202

In October 2020, the Company committed to and announced a plan to close the New York office and recognized impairment losses of approximately $0.2 million in relation to the associated right of use asset.

Supplemental information related to leases for the periods reported is as follows (in thousands):

Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,726
Right-of-use assets obtained in exchange for new operating lease liabilities	135
Weighted-average remaining lease term of operating leases	2.26 years
Weighted-average discount rate of operating leases	5.38%

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2021	$1,307
2022	1,150
2023	357
2024	58
2025 and thereafter	—
Total future minimum lease payments	$2,872
Less: Interest	(173)
Present value of lease liabilities	$2,699

As of December 31, 2019, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2020	$1,758
2021	1,269
2022	1,101
2023	348
2024 and thereafter	58
Total future minimum lease payments	$4,534

Subleases

As of December 31, 2020, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis was as follows (in thousands):

Operating Leases
Years ending December 31,
2021	$235
2022	243
2023	251
2024	49
2025 and thereafter	—
Total future minimum sublease payments	$778

Sublease income is recognized net within operating expenses. Sublease income for the year ended December 31, 2020 was as follows (in thousands):

Year Ended December 31, 2020
Sublease income from fixed lease payments	$224

NOTE 10-REVENUE FROM PRODUCT SALES

Net product sales consist of the following for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended
	December 31, 2020	December 31, 2019
Jelmyto	$11,799	$—

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- LICENSE AND COLLABORATION AGREEMENTS

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

Further, the Company is eligible to receive additional material milestone payments of up to an aggregate of $200.0 million upon the successful completion of certain development, regulatory and commercial milestones. As of December 31, 2020, since inception of the Allergan/AbbVie Agreement the Company has received a total of $25.0 million in milestone payments from Allergan. Allergan will pay the Company a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of the Company’s patent coverage of Licensed Products. The Company is responsible for payments to any third party for certain RTGel-related third party intellectual properties.

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

In August 2020, the Company announced that the Phase 2 APOLLO trial did not meet the primary endpoint, it is believed to be the result of BOTOX not effectively permeating the urothelium. The Company and AbbVie are continuing to explore the potential use of RTGel in combination with other products in AbbVie’s portfolio.

Agenus Agreement

In November 2019, the Company entered into a license agreement with Agenus Inc, pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody in solid tumors. Initially, the Company plans to develop AGEN1884 in combination with UGN-201 for the treatment of high-grade NMIBC cancer.

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

NOTE 12-EMPLOYEE RIGHTS UPON RETIREMENT

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

NOTE 13-SHAREHOLDERS’ EQUITY

Ordinary Shares

The Company had 100.0 million ordinary shares authorized for issuance as of December 31, 2020 and 2019. The Company had 22.2 million and 21.0 million ordinary shares issued and outstanding as of December 31, 2020 and 2019, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. Since its inception, the Company has not declared any dividends.

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

NOTE 14-SHARE-BASED COMPENSATION

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

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Employees are typically granted stock options and/or restricted stock units, or RSUs, upon commencement of employment. Also, eligible employees may receive an annual grant of options or RSU’s. Non-employee members of the Board typically receive a grant of RSUs and/or stock options annually. The term of any option granted under the Plan cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s ordinary shares on the grant date, and generally vest over a period of three years. If the individual possesses more than 10% of the combined voting power of all classes of equity of the Company, the exercise price shall not be less than 110% of the fair market value of an ordinary share of stock on the date of grant.

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

The maximum number of ordinary shares that may initially be issued under the 2017 Plan is 1,400,000. In addition, the number of ordinary shares reserved for issuance under the 2017 Plan will automatically increase on January 1st of each calendar year, from January 1, 2018 through January 1, 2026, so that the number of such shares reserved for issuance will equal 12% of the total number of ordinary shares outstanding on the last day of the calendar month prior to the date of each automatic increase, or a lesser number of shares determined by the Board. The maximum number of ordinary shares that may be issued upon the exercise of stock options under the 2017 Plan is 5,600,000. On January 1, 2018, the share reserve increased by 250,167 to 1,650,167. On October 12, 2018, the Company increased the amount of registered ordinary shares of the Company’s 2017 Plan by 1,900,000 to 3,550,167. On June 8, 2020 the Company increased the amount of registered ordinary of the Company’s 2017 plan by 400,000 to 3,950,167.

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

In June 2019, the Board approved grants of 70,000 options to its non-employee directors. Each then current non-employee director, including the Chairman of the Board, received a grant of 10,000 options. Each option is exercisable into one ordinary share of the Company’s stock at an exercise price of $34.83 per share. The options vest quarterly over one year and expire 10 years from grant date. The grant date fair value of these options was approximately $1.9 million.

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

In June 2020, the Board approved grants of an aggregate of 70,000 options to its non-employee directors. Each non-employee director, including the Chairman of the Board, received a grant of 10,000 options. Each option is exercisable into one ordinary share of the Company’s stock at an exercise price of $28.24 per share. The options vest quarterly over one year and expire 10 years from the grant date. The grant date fair value of these options was approximately $1.5 million.

Options granted:

Set forth below are grants made by the Company as of December 31, 2020. The majority of options vest over three years and expire on the tenth anniversary of the date of grant.

a)	During 2020, the Company granted 400,600 options with exercise prices ranging from $16.50 to $29.41 per share.

b) During 2019, the Company granted 955,732 options with exercise prices ranging from $33.21 to $47.57 per share.

The fair value of options granted during 2020 and 2019 was $6.7 and $27.6 million, respectively.

The total unrecognized compensation cost of options as of December 31, 2020 was $13.5 million, which is expected to be recognized over a weighted average period of 1.37years.

The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	2020	2019
Value of ordinary shares	$16.50-29.41	$33.21-47.57
Dividend yield	0%	0%
Expected volatility	71.43%-79.80%	74.09%-80.52%
Risk-free interest rate	0.37%-1.35%	1.36%-2.62%
Expected term	5.9-10 years	5.8-10 years

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

The following table summarizes the number of employee and non-employee options outstanding under the Plan for the years ended December 31, 2020 and 2019, and related information:

	Number of options	Weighted Average price per share
Outstanding as of January 1, 2019	2,522,981	$26.16
Granted	955,732	41.96
Canceled/Forfeited	(183,725)	41.85
Exercised	(423,653)	9.10
Outstanding as of December 31, 2019	2,871,335	$32.93
Granted	400,600	24.33
Canceled/Forfeited	(408,534)	44.68
Exercised	(137,070)	5.40
Outstanding as of December 31, 2020	2,726,331	$31.29

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of stock options exercised was $2.3 million and $14.2 million for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes the outstanding and exercisable options as of December 31, 2020:

	Options outstanding		Options exercisable
Exercise price per share	Number of options outstanding at end of year	Weighted average remaining contractual life	Number of options exercisable at end of year	Weighted average remaining contractual life
$0.00 - 10.00	588,324	1.99	588,324	1.99
$10.01 - 20.00	268,000	8.77	75,000	6.39
$20.01 - 30.00	272,800	8.19	139,999	7.24
$30.01 - 40.00	413,500	6.72	340,833	6.36
$40.01 - 50.00	1,063,041	7.17	771,250	6.93
$50.01 - 59.23	120,666	7.00	115,332	6.98
	2,726,331		2,030,738

The aggregate intrinsic value of the total vested and exercisable options as of December 31, 2020 is $7.7 million.

The following table summarizes information about RSU activity as of December 31, 2020:

Outstanding Restricted Stock Units
Outstanding as of January 1, 2019	263,699
Granted	455,465
Vested and released	(183,975)
Forfeited	(15,762)
Outstanding as of December 31, 2019	519,427
Granted	591,480
Vested and released	(304,537)
Forfeited	(85,954)
Outstanding as of December 31, 2020	720,416

The fair value of RSUs granted during 2020 and 2019 was $15.6 and $19.9 million, respectively. The total unrecognized compensation cost of RSUs as of December 31, 2020 is $17.6 million with a weighted average recognition period of 1.84 years.

The following table illustrates the effect of share-based compensation on the Statements of Operations:

	Year ended December 31,
	2020	2019
Research and development expenses	$6,432	$8,291
Selling, general and administrative expenses	21,593	21,676
Total share-based compensation expense	$28,025	$29,967

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15-INCOME TAXES

The Company is taxed under Israeli tax laws:

Corporate tax rate

The applicable Israeli tax rate relevant to the Company for 2018 and thereafter is 23%.

For financial reporting purposes, the expense for current income taxes consists of the following:

	2020	2019
Current taxes:
U.S. Federal	$3,218	-
U.S. State	156	-
Total current taxes	$3,374	-

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiary deferred tax assets are as follows:

	December 31,
	2020	2019
In respect of:
Net operating loss carryforward	$57,607	$33,817
Research and development expenses	5,362	4,591
Stock-based compensation	9,278	6,543
Issuance costs	978	2,063
In-process research and development	2,329	2,749
Right of use asset	(372)	(800)
Lease Liability	473	896
Accrued expenses	1,589	762
Depreciation of fixed assets	(299)	(90)
Other	18	62
Less—valuation allowance	(76,963)	(50,593)
Net deferred tax assets	$—	$—

The change in valuation allowance for the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Balance at the beginning of the year	$(50,593)	$(28,249)
Changes during the year	(26,370)	(22,344)
Balance at the end of the year	$(76,963)	$(50,593)

The main reconciling item between the statutory tax rates of the Company and the effective rate is the share-based compensation

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

, the provision for a full valuation allowance in respect of tax benefits from carryforward tax losses due to the uncertainty of the realization of such tax benefits, and expense related to uncertain tax positions. A reconciliation of the Company’s statutory tax rate to effective tax is as follows:

	December 31,
	2020	2019
Pretax income	$(125,110)	$(105,146)
Statutory rate	23%	23%
Income tax expense/(benefit) at statutory rate	(28,775)	(24,184)
Additional tax (tax saving) in respect of:
Non-deductible expenses	1,439	2,076
Different tax rate of foreign subsidiaries	17	20
Uncertain tax positions	2,717	-
Change in valuation allowance	26,370	22,344
Other	1,607	(257)
Income tax expense	$3,374	$-

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

Losses for tax purposes carried forward to future years

As of December 31, 2020, and December 31, 2019, the Company had approximately $250.2 and $151.9 million of net carryforward tax losses, respectively, available to reduce future taxable income without limitation of use.

Uncertain tax positions

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2020	2019
Uncertain tax positions at the beginning of the year	-	-
Gross increases — tax positions in current period	2,717	-
Gross increases — tax positions in prior period	-	-
Uncertain tax positions at the end of the year	2,717	-

The balances of uncertain tax positions as of December 31, 2020 would affect the Company’s effective tax rate if recognized.

The Company has recorded liabilities for uncertain tax positions of $2.7 million as of December 31, 2020 for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2020, the Company has accrued $0.7 million of interest and penalties related to uncertain tax positions.

The Company operates on a global basis and is subject to tax laws and regulations in the US and Israel. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations, expectations regarding the outcome of tax authority examinations, as well as the ultimate measurement of potential liabilities.

The uncertain tax positions are reviewed quarterly and adjusted as events occur that could affect potential liabilities for additional taxes, including lapsing of applicable statutes of limitations, correspondence with tax authorities, proposed assessments by tax authorities, identification of new issues, and issuance of new legislation or regulations. The Company believes that adequate amounts of tax have been provided in income tax expense for any adjustments that may result from its uncertain tax positions. Based upon the information currently available, the Company does not reasonably expect changes in its existing uncertain tax positions in the next 12 months and have recorded the gross uncertain tax positions as a long-term liability.

UROGEN PHARMA, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has received final tax assessments up to and including its 2014 tax year.

NOTE 16-RELATED PARTIES

There were no related party transactions for the year ended December 31, 2020 or 2019.

NOTE 17-COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2020 and 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Grants from the Israeli Innovation Authority in Israel (“IIA”)

The Company has received grants from the IIA for research and development funding. Up until 2007, the IIA participation in the funding of the Company’s operations was by grants provided to Granot Ventures, a government supported technology incubator, as part of the Israeli Ministry of Industry and Commerce Director General Directive 8.2. Since 2008, the funding was provided directly to Company.

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

Separation Agreement

On September 7, 2020, the Company entered into a Separation Agreement with Peter Pfreundschuh, the Company’s Chief Financial Officer, which sets forth the terms of Mr. Pfreundschuh’s termination of employment with the Company, effective as of October 15, 2020. The arrangement includes cash severance, a pro rata portion of the target annual bonus for calendar year 2020 contingent on certain performance conditions, and partial acceleration of share-based compensation. The Company recognized $0.7 million during the year ended December 31, 2020 in relation to this arrangement.

NOTE 18-SUBSEQUENT EVENTS

In January 2021, the Company announced that it entered into a three-year strategic research collaboration agreement with MD Anderson focusing on UGN-302 as an investigational treatment for high-grade NMIBC. Under the agreement, MD Anderson and the Company will collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. The Company will provide funding, developmental candidates, and other support. Pursuant to the agreement, the Company made an upfront payment to MD Anderson of $500,000.

In March 2021, the Company announced a transaction with RTW Investments (“RTW”) totaling $75.0 million in funding for the Company to support the launch of Jelmyto and the development of UGN-102. RTW will provide the Company with an upfront cash payment of $75.0 million and will receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC by April 30, 2021, or Proxy Statement, and is incorporated in this Annual Report by reference.

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

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

4.1	Reference is made to Exhibit 3.1.

4.2	Description of the Registrant’s Ordinary Shares (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 8-K (File No. 001-38079), filed with the SEC on March 2, 2020).

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

10.3*	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on June 10, 2020).

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

10.10†

License Agreement, dated as of October 7, 2016, by and between the Registrant and Allergan Pharmaceuticals International Limited (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form F-1 (File No. 333-217201), filed with the SEC on April 7, 2017).

10.11††

License Agreement, dated November 8, 2019, by and between the Registrant and Agenus Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 2, 2020).

10.12

Lease Agreement, dated November 4, 2019, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 2, 2020).

10.13*#

Separation Agreement between the Company and Stephen Mullennix, dated March 20, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on March 23, 2020).

10.14*#

Separation Agreement between the Company and Peter Pfreundschuh, dated September 8, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on September 9, 2020).

10.15*

Employment Agreement between the Company and Molly Henderson, dated September 3, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on September 9, 2020).

10.16*

Employment Agreement between the Company and Jason Smith, dated August 12, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on form 10-Q (File No. 001-38079), filed with the SEC on November 9, 2020).

21.1	Subsidiary of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

23.2	Consent of Kesselman & Kesselman, a member firm of PricewaterhouseCoopers International Limited.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Annual Report on Form 10-K of UroGen Pharma Ltd. for the year ended December 31, 2020, formatted in Inline XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL

*	Management contract or compensatory plan.
†

Registrant has been granted confidential treatment for certain portions of this exhibit. This exhibit omits the information subject to this confidentiality treatment. Omitted portions have been filed separately with the SEC.

††	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedules will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROGEN PHARMA, LTD.

March 18, 2021	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of UroGen Pharma, Ltd. (the “Company”), hereby severally constitute and appoint Elizabeth Barrett and Molly Henderson, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elizabeth Barrett	Chief Executive Officer, Director	March 18, 2021
Elizabeth Barrett	(Principal Executive Officer)

/s/ Molly Henderson	Chief Financial Officer	March 18, 2021
Molly Henderson	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Chairman	March 18, 2021
Arie Belldegrun, M.D.

/s/ Cynthia Butitta	Director	March 18, 2021
Cynthia Butitta

/s/ Fred E. Cohen	Director	March 18, 2021
Fred E. Cohen

/s/ Kathryn Falberg	Director	March 18, 2021
Kathryn Falberg

/s/ Stuart Holden	Director	March 18, 2021
Stuart Holden, M.D.

/s/ Ran Nussbaum	Director	March 18, 2021
Ran Nussbaum

/s/ Shawn C. Tomasello	Director	March 18, 2021
Shawn C. Tomasello