Form 10-Q
period 2021-03-31
UroGen Pharma Ltd.
filed 2021-05-13
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2021, the registrant had 22,280,394 ordinary shares, par value NIS 0.01 per share, outstanding.

UroGen Pharma Ltd.

Trademarks and Trade Names

Unless the context requires otherwise, references in this Quarterly Report to the “Company”, “we,” “us” and “our” refer to UroGen Pharma Ltd. and its subsidiary, UroGen Pharma, Inc.

UroGen RTGel and Jelmyto are trademarks of ours that we use in this Quarterly Report. This Quarterly Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to our trademark and tradenames. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$40,492	$52,864
Marketable securities	35,417	49,154
Restricted cash	1,225	1,226
Accounts receivable	6,301	7,047
Inventory	3,331	1,964
Prepaid expenses and other current assets	6,316	3,364
Total current assets	93,082	115,619
Non-current assets:
Property and equipment, net	2,142	2,046
Restricted deposit	223	223
Right of use asset	1,901	2,158
Marketable securities	—	1,893
Other non-current assets	66	66
Total Assets	$97,414	$122,005
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,558	$10,023
Employee related accrued expenses	4,712	9,554
Other current liabilities	1,735	1,859
Total current liabilities:	17,005	21,436
Non-current liabilities:
Long-term lease liability	1,201	1,497
Uncertain tax positions liability	2,717	2,717
Total Liabilities	20,923	25,650
Commitments and contingencies (Note 14)
Shareholders' equity:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 22,280,394 and 22,167,791 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	61	60
Additional paid-in capital	458,723	452,525
Accumulated deficit	(382,436)	(356,501)
Accumulated other comprehensive income	143	271
Total Shareholders' Equity	76,491	96,355
Total Liabilities and Shareholders' Equity	$97,414	$122,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenues	$7,485	$—
Cost of revenues	897	—
Gross profit	6,588	—
Operating expenses:
Research and development expenses	10,513	16,588
Selling, general and administrative expenses	22,189	21,973
Operating loss	(26,114)	(38,561)
Interest and other income, net	179	768
Net Loss	$(25,935)	$(37,793)
Statements of Comprehensive Loss
Net loss	$(25,935)	$(37,793)
Other comprehensive income
Unrealized (loss) gain on marketable securities	(128)	35
Comprehensive Loss	$(26,063)	$(37,758)
Net loss per ordinary share basic and diluted	$(1.17)	$(1.79)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	22,242,375	21,158,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited; in thousands, except share amounts)

	Ordinary Shares		Additional paid-in	Accumulated	Other comprehensive
	Number of		capital	Deficit	income	Total
	Shares	Amount	Amounts
Balance as of January 1, 2020	21,026,184	$57	$407,986	$(228,017)	$276	$180,302
Changes During the Three Months Ended March 31, 2020
Exercise of options into ordinary shares	186,756	1	292			293
Share-based compensation			7,617			7,617
Other comprehensive income					35	35
Net loss				(37,793)		(37,793)
Balance as of March 31, 2020	21,212,940	$58	$415,895	$(265,810)	$311	$150,454

Balance as of January 1, 2021	22,167,791	$60	$452,525	$(356,501)	$271	$96,355
Changes During the Three Months Ended March 31, 2021
Exercise of options into ordinary shares	112,603	1	3			4
Share-based compensation			6,195			6,195
Other comprehensive loss					(128)	(128)
Net loss				(25,935)		(25,935)
Balance as of March 31, 2021	22,280,394	$61	$458,723	$(382,436)	$143	$76,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(25,935)	$(37,793)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	191	82
Amortization on marketable securities	191	98
Stock-based compensation	6,195	7,617
Amortization of right of use asset	237	374
Lease liability	(400)	(361)
Changes in operating assets and liabilities:
Inventory	(1,367)	—
Accounts receivable	746	—
Prepaid expenses and other current assets	(2,952)	(518)
Accounts payable and accrued expenses	535	(2,498)
Employee related accrued expenses	(4,842)	(2,636)
Net cash used in operating activities	(27,401)	(35,635)
Cash Flows From Investing Activities
Purchase of marketable securities	—	(9,378)
Maturities of marketable securities	15,311	22,499
Purchases of property and equipment	(287)	(96)
Net cash provided by investing activities	15,024	13,025
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	4	293
Issuance cost related to at-the-market issuances	—	(203)
Net cash provided by financing activities	4	90
Decrease in Cash and Cash Equivalents	(12,373)	(22,520)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	54,090	50,211
Cash, Cash Equivalents and Restricted Cash at End of Period	$41,717	$27,691
Supplemental Disclosures of Non-Cash Activities
Non-cash new lease liabilities	$(20)	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Nature of Operations

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

On April 15, 2020, the U.S. Food and Drug Administration (“FDA”) granted expedited approval for Jelmyto, a first-in-class treatment indicated for adults with low-grade upper tract urothelial cancer (“low grade-UTUC”). Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to enable longer exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means.

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for fair statement of its financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2021.

The consolidated financial statements include the accounts of UPL and its wholly owned subsidiary UPI. All material intercompany balances and transactions have been eliminated during consolidation.

The Company has experienced net losses since its inception and has an accumulated deficit of $382.4 million and $356.5 million as of March 31, 2021 and December 31, 2020, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials.

The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan. Based on management’s cash flow projections the Company believes that its cash and cash equivalents and marketable securities after the closing of the transaction with RTW Investments (See Note 17 for further discussion) are sufficient to fund the Company’s planned operations for at least the next 12 months. The Company anticipates that it may need to raise additional capital in the future. There can be no assurances that the Company will be able to secure such additional financing if at all, or at terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

Note 3 – Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of UPL and its subsidiary, UPI. Intercompany balances and transactions have been eliminated during consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. As applicable to the unaudited condensed consolidated financial statements, the critical accounting estimates relate to the fair value of share-based compensation, measurement of revenue and estimate of uncertain tax positions.

Functional Currency

The U.S. dollar (“Dollar”) is the currency of the primary economic environment in which the operations of the Company are conducted. Therefore, the functional currency of the Company is the Dollar.

Accordingly, transactions in currencies other than the Dollar are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the Dollar are measured using the official exchange rate at the balance sheet date. The effects of foreign currency re-measurements are recorded in the condensed consolidated statements of operations as “Interest and other income, net.”

Cash and Cash Equivalents; Marketable Securities

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of money market funds and bank money market accounts and are stated at cost, which approximates fair value.

Cash and cash equivalents and marketable securities totaled $75.9 million as of March 31, 2021. The Company classifies its marketable securities as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable	$6,096	$3,271
Accrued sales reserves	449	382
Accrued clinical expenses	554	1,359
Accrued research and development costs	862	1,356
Accrued selling, general and administrative expenses	1,309	2,440
Accrued other expense	1,288	1,215
Total accounts payable and accrued expenses	$10,558	$10,023

Interest and Other Income (Expenses), Net

Interest and other income (expenses) consisted of the following as of March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$167	$811
Other finance income(expenses)	12	(43)
Total interest and other income	$179	$768

Note 5 – Inventories

Inventories consist of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$2,443	$1,051
Finished goods	888	913
Total inventories	$3,331	$1,964

Note 6 – Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of March 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	March 31,	Identical Assets	Inputs
	2021	(Level 1)	(Level 2)
Marketable securities:
US government	$20,572	$20,572	$—
Corporate bonds	14,845	—	14,845
Money market funds(1)	30,413	30,413	—
Total marketable securities	$65,830	$50,985	$14,845

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheets.

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

The Company’s in money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2021 and December 31, 2020.

Note 7 – Marketable Securities

The following table summarizes the Company’s marketable securities as of March 31, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
US government	$20,448	$124	$—	$20,572
Corporate bonds	14,826	19	—	14,845
Money market funds(1)	30,413	—	—	30,413
Total marketable securities	$65,687	$143	$—	$65,830

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheets.

The Company classifies its marketable securities as available-for-sale and they consist of all debt securities. The amortized cost basis as of March 31, 2021 includes $0.1 million of accrued interest receivable. As of March 31, 2021, marketable securities were in a net unrealized gain position of $0.1 million. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of March 31, 2021, the Company did not hold any marketable securities in an unrealized loss position. Per the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of March 31, 2021, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit impairments were recognized in the period.

The Company’s marketable securities as of March 31, 2021 mature at various dates through February 2022. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Maturities within one year	$65,830	$88,898
Maturities after one year through three years	—	1,893
Total marketable securities	$65,830	$90,791

Note 8 – Property and Equipment

Property and equipment, consists of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$337	$333
Computer equipment and software	1,970	1,676
Furniture	586	597
Leasehold improvements	609	609
Manufacturing equipment	226	226
	3,728	3,441
Less: accumulated depreciation and amortization	(1,586)	(1,395)
Property and equipment, net	$2,142	$2,046

Depreciation and amortization expenses were $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Note 9 - Leases

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

•

In September 2017, UPI entered into a new lease agreement for its office space in New York, which the Company previously used as its headquarters. The lease agreement commenced in October 2017 and terminated in February 2021.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.8 million as of March 31, 2021. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.7 million as of March 31, 2021. The Company accounts for the sublease as on operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The main lease was considered for impairment and the amount was determined to be immaterial.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 and the lease term is 38 months. The Company’s remaining contractual obligation under this lease is approximately $1.0 million as of March 31, 2021.

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

The components of lease cost for the three months ended March 31, 2021 were as follows (in thousands):

Three Months Ended March 31, 2021
Operating lease cost	$267
Sublease income	(56)
Variable lease cost	22
$233

The amounts recognized as of March 31, 2021 were as follows (in thousands):

March 31, 2021
Right of use asset	$1,901
Long-term lease liability	1,201
Other current liabilities	1,077

As of March 31, 2021, no impairment losses have been recognized to date.

Supplemental information related to leases for the periods reported is as follows (in thousands):

Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,157
Right-of-use assets obtained in exchange for new operating lease liabilities	135
Weighted-average remaining lease term of operating leases	2.13 years
Weighted-average discount rate of operating leases	5.36%

Subleases

As of March 31, 2021 undiscounted cash flows to be received under the Company’s operating sublease on an annual basis was as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2021	$176
2022	243
2023	251
2024	49
2025	—
2026 and thereafter	—
$719

Sublease income is recognized net within operating expenses. Sublease income for the three months ended March 31, 2021 was as follows (in thousands):

Three Months Ended March 31, 2021
Sublease income from fixed lease payments	$56
Sublease income from variable payments	—
$56

Note 10 – Revenue From Product Sales

Net product sales consist of the following for the three months ended March 31, 2021 (in thousands):

Three Months Ended March 31, 2021
Jelmyto	$7,485

Note 11 – License and Collaboration Agreements

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

Further, the Company is eligible to receive additional material milestone payments of up to an aggregate of $200.0 million upon the successful completion of certain development, regulatory and commercial milestones. As of March 31, 2021, since inception of the Allergan/AbbVie Agreement the Company has received a total of $25.0 million in milestone payments from Allergan. Allergan will pay the Company a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of the Company’s patent coverage of Licensed Products. The Company is responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

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

In August 2020, the Company announced that the Phase 2 APOLLO trial did not meet the primary endpoint, it is believed to be the result of BOTOX not effectively permeating the urothelium. The Company is continuing to explore the potential use of RTGel in combination with other products in AbbVie’s portfolio.

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

MD Anderson Agreement

In January 2021, the Company announced that it entered into a three-year strategic research collaboration agreement with MD Anderson focusing on UGN-302 as an investigational treatment for high-grade NMIBC. Under the agreement, MD Anderson and the Company will collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. The Company will provide funding, developmental candidates, and other support. Pursuant to the agreement, the Company makes bi-annual payments to MD Anderson fund the collaboration. As of March 31, 2021, the Company has made payments to MD Anderson of $500,000 recognized evenly over the associated six-month period through research and development expenses.

Note 12 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of March 31, 2021 and December 31, 2020, respectively. The Company had 22.3 million and 22.2 million ordinary shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

Note 13 – Share-Based Compensation

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

The maximum number of ordinary shares that may initially be issued under the 2017 Plan is 1,400,000. In addition, the number of ordinary shares reserved for issuance under the 2017 Plan will automatically increase on January 1st of each calendar year, from January 1, 2018 through January 1, 2026, so that the number of such shares reserved for issuance will equal 12% of the total number of ordinary shares outstanding on the last day of the calendar month prior to the date of each automatic increase, or a lesser number of shares determined by the Board. The maximum number of ordinary shares that may be issued upon the exercise of stock options under the 2017 Plan is 5,600,000. On January 1, 2018, the share reserve increased by 250,167 to 1,650,167. On October 12, 2018, the Company increased the amount of registered ordinary shares of the Company’s 2017 Plan by 1,900,000 to 3,550,167. On June 8, 2020 the Company increased the amount of registered ordinary shares of the Company’s 2017 Plan by 400,000 to 3,950,167. On March 17, 2021, the Board approved an increase to the amount of registered ordinary shares of the Company’s 2017 Plan by 400,000 to 4,350,167, subject to approval by the Company’s shareholders.

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

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$1,107	$1,943
Selling, general and administrative expenses	5,088	5,674
	$6,195	$7,617

The total unrecognized compensation cost of options and RSUs at March 31, 2021 is $33.6 million with a weighted average recognition period of 1.86 years.

Note 14 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of March 31, 2021, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax accounting losses for the years ended 2020, 2019 and 2018, and for the three months ended March 31, 2021. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $2.7 million as of March 31, 2021 for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2021, the Company’s liability for uncertain tax positions includes $0.7 million of interest and penalties accrued during 2020.

The Company operates on a global basis and is subject to tax laws and regulations in the U.S. and Israel. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations, expectations regarding the outcome of tax authority examinations, as well as the ultimate measurement of potential liabilities.

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

Note 15 – Related Parties

There were no related party transactions for the three months ended March 31, 2021 or the three months ended March 31, 2020.

Note 16 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2021 and December 31, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

On September 7, 2020, the Company entered into a Separation Agreement with Peter Pfreundschuh, the Company’s Chief Financial Officer, which sets forth the terms of Mr. Pfreundschuh’s termination of employment with the Company, effective as of October 15, 2020. The arrangement includes cash severance, a pro rata portion of the target annual bonus for calendar year 2020 contingent on certain performance conditions, and partial acceleration of share-based compensation. The Company recognized $0.7 million during the year ended December 31, 2020 in relation to this arrangement, which was paid during March and April 2021.

Leases

See Note 9 for further discussion regarding lease commitments.

Note 17 – Subsequent Events

In March 2021, the Company announced a transaction with RTW Investments (“RTW”) totaling $75.0 million in funding for the Company to support the launch of Jelmyto and the development of UGN-102. RTW will provide the Company with an upfront cash payment of $75.0 million and will receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. The Company received the $75.0 million of cash, net of costs in May 2021 following the receipt of necessary regulatory approvals, and recognized an associated long term liability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2021. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

Urothelial cancer, which is comprised of bladder cancer and UTUC, affects a large, and what we believe to be, an underserved patient population. Annual expenditures for Medicare alone in the United States for the treatment of urothelial cancer were estimated to be at least $5.0 billion in 2020. The majority of the expenditures are spent on tumor resection surgeries such as transurethral resection of bladder tumor, or TURBT. In 2017, the estimated prevalence of urothelial cancer in the United States was 748,000 and in 2020 the annual incidence of urothelial cancer was approximately 85,000. The prevalence in 2017 of  low-grade intermediate risk NMIBC was approximately 340,000. We estimate based upon a review of peer-reviewed literature and publicly available data that there are approximately 80,000 low-grade intermediate risk NMIBC patients in the U.S. annually.

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

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus Inc. (“Agenus”). Pursuant to the agreement, Agenus granted us an exclusive, worldwide license (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody (AGEN2034) in solid tumors. UGN-301 is a formulation of RTGel and zalifrelimab that is in early-stage development for high-grade NMIBC.

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

For additional information regarding our research and development and license agreements, see Note 11 to our financial statements appearing elsewhere in this Quarterly Report.

Impact of COVID-19 Pandemic

In the event of a prolonged disruption related to COVID-19, there could be detrimental impact to our ongoing and future clinical trials, our ongoing commercial launch and future commercialization activities for Jelmyto, and our ability to access capital markets. Specifically, we have experienced a delay in site initiation activities in certain countries outside the U.S. within our UGN-102 clinical trial as well as a softening of our first quarter 2021 Jelmyto revenues.

Recently, the U.S. has mounted a comprehensive COVID-19 vaccination campaign. During the first quarter 2021, the staged vaccination rollout prioritized health-care workers, certain other essential workers and high-risk populations, which generally included individuals in their 60s and 70s, and individuals with certain underlying medical conditions. We believe the vaccination effort in the U.S. impacted our ongoing commercialization of Jelmyto in three main aspects. First, current or potentially eligible patients chose to delay their procedures until after they have been vaccinated for COVID-19. Second, the prioritization of hospital and clinic resources towards the vaccination effort may have hindered the ability of patients who are currently using Jelmyto or who are eligible to use Jelmyto to schedule Jelmyto instillation procedures. Lastly, our commercial team was limited in their ability to visit hospitals and clinics due to many facilities restricting access.

As of the end of April 2021, the majority of people over age 65 in the U.S. have received vaccinations to protect against COVID-19, we believe this is correlated with the increasing amount of new patient starts we observed in both March and April. It is difficult to predict how COVID-19, and any associated variants, will impact the healthcare industry for the remainder of 2021, as such we continue to monitor the evolving COVID-19 situation, and the potential further impacts that the pandemic and related government response may have on our business throughout 2021.

Components of Operating Results

Revenues

During the three months ended March 31, 2021 we recognized $7.5 million, of revenues from sales of our product, Jelmyto.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (the “R&D Law”), from the Israel Innovation Authority in Israel (the “IIA”), formerly known as the Office of the Chief Scientist of the Ministry of Economy and Industry, an independent and impartial public entity, for some of our development programs. Through March 31, 2021, we had received grants in the aggregate amount of $2.1 million. On January 12, 2020, the IIA Office of Chief Scientist approved the Company’s request to unwind its obligation to the IIA regarding grants that were loaned to the Company between January 2004 and September 2016. The total payment under the IIA approval, net of the royalties already paid, amounts to $6.6 million, which was fully paid during the first quarter of 2020. See Note 16 to the Consolidated Financial Statements included in this report for additional information.

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

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $250.2 million as of December 31, 2020. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. See Note 14 to the Consolidated Financial Statements for further information.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. In accordance with GAAP, we base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ from these estimates under different assumptions or conditions. We discussed the critical accounting policies used in the preparation of our financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 18, 2021 (“Annual Report”) as well as in the Note 3 to the Consolidated Financial Statements included in this report.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Revenues	$7,485	$—	$7,485
Cost of revenues	897	—	897
Gross profit	6,588	—	6,588
Operating expenses:
Research and development	10,513	16,588	(6,075)
Selling and marketing	11,435	10,651	784
General and administrative	10,754	11,322	(568)
Total operating expenses	32,702	38,561	(5,859)
Operating loss	(26,114)	(38,561)	12,447
Interest and other income, net	179	768	(589)
Net loss	$(25,935)	$(37,793)	$11,858

Revenues

Revenues were $7.5 million and $0 for the three months ended March 31, 2021 and 2020, respectively. The increase in revenues of $7.5 million reflects sales of our product Jelmyto following its approval by the FDA in April 2020.

Cost of Revenues

Cost of revenues were $0.9 million and $0 for the three months ended March 31, 2021 and 2020, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. We expect this to continue to impact cost of revenues through the second quarter of 2022 as we produce Jelmyto at costs reflecting the full costs of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 85.6% versus 88.0% for the three months ended March 31, 2021 if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expenses

Research and development (R&D) expenses were $10.5 million and $16.6 million for the three months ended March 31, 2021 and 2020, respectively. The overall decrease of $6.1 million is primarily attributable to the one-time payment in the prior year of $6.6 million to unwind our obligation to the IIA. Excluding the impact of the payment to the IIA, R&D expenses remained largely consistent, however, for the three months ended March 31, 2021 primarily related to the development of UGN-102, as compared to the March 31, 2020 where R&D expenses primarily related to Jelmyto.

Selling and Marketing Expenses

Selling and marketing expenses were $11.4 million and $10.7 million for the three months ended March 31, 2021 and 2020, respectively. The increase in selling and marketing expenses of $0.7 million is primarily attributable to salaries and benefits of the commercial and marketing team members who joined subsequent to March 31, 2020, partially offset by higher brand marketing expenses in the first quarter of 2020 in preparation for the commercialization of Jelmyto.

General and Administrative Expenses

General and administrative expenses were $10.8 million and $11.3 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in general and administrative expenses of $0.5 million resulted primarily from a decrease in share-based compensation.

Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, was $0.2 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest and other income (expenses), net of $0.6 million was primarily due to a decrease in our cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

As of March 31, 2021, we had $75.9 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months.

Through March 31, 2021, we funded our operations primarily through public equity offerings and private placements of equity securities.

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

In March 2021, UroGen and RTW Investments (“RTW”) announced a transaction totaling $75.0 million in funding for us to support the launch of Jelmyto and the development of UGN-102. RTW will provide us with an upfront cash payment of $75.0 million and will receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. We received the $75.0 million of cash in May 2021 following the receipt of necessary regulatory approvals.

We have incurred losses since our inception and negative cash flows from our operations, and as of March 31, 2021 we had an accumulated deficit of $382.4 million. We anticipate that we will continue to incur losses for at least the next two years. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expenses and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, including Jelmyto, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(27,401)	$(35,635)
Investing activities	15,024	13,025
Financing activities	4	90
Net change in cash and cash equivalents	$(12,373)	$(22,520)

Operating Activities

Net cash used in operating activities was $27.4 million during the three months ended March 31, 2021, compared to $35.6 million during the three months ended March 31, 2020. The $8.2 million decrease was attributable primarily to the decrease of $11.9 million in the net loss driven by revenue from sales of our product Jelmyto during the three months ended March 31, 2021, as well as the payment to the IIA during the three months ended March 31, 2020, partially offset by inventory build and sales commission payments during the three months ended March 31, 2021.

Investing Activities

Net cash provided by investing activities was $15.0 million during the three months ended March 31, 2021, compared to $13.0 million provided by investing activities during the three months ended March 31, 2020. The increase of $2.0 million is primarily related to a decrease in purchases of marketable securities as compared to the prior year.

Financing Activities

Net cash provided by financing activities was $4,000 during the three months ended March 31, 2021, compared to $0.1 million during the three months ended March 31, 2020. The decrease of $0.1 million is primarily related a decrease in proceeds from exercise of options, partially offset by reduction in issuance costs.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. As of March 31, 2021 we had $75.9 million of cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but also invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on March 31, 2021, this change would not have had a material effect on the fair value of our cash and cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended March 31, 2021, we implemented a new enterprise resource planning (“ERP”) system which is expected to improve the efficiency of certain financial and related transactional processes. This implementation affects the processes that constitute our internal control over financial reporting and requires testing for effectiveness. We expect to continue to enhance our finance systems and processes for automation and efficiency, and strengthen internal control over financial reporting.

There were no further changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our ordinary shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and  Item 1A, “Risk Factors” of our Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2021. The risk factors set forth below did not appear as risk factors in, or contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our ordinary shares would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102 and UGN-201 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102 and UGN-201, if approved. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers and with single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102 or UGN-201 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. *

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102 and UGN-201 for our nonclinical studies, clinical trials and commercial use, should our drug candidates receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd., or Teva, as our single-source supplier of mitomycin active pharmaceutical ingredient, or API, for Jelmyto and UGN-102. We rely on Cenexi-Laboratoires Thissen s.a., and Isotopia Molecular Imaging Ltd. as our sole suppliers for the mitomycin and gel contained in Jelmyto and UGN-102, respectively. We also currently depend on a single source supplier for imiquimod for UGN-201. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto. We do not have any control over the availability of raw materials. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

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

We currently use single source suppliers relative to production of the RTGel products, the ureteral catheter and injector which are required to be used with Jelmyto. Both the ureteral catheter and injector are used as part of the delivery of Jelmyto. We are assessing second source suppliers regarding certain components of Jelmyto and are advancing these conversations as a means to ensure both a second source and potential future reductions in cost of revenues. However, there can be no assurance that we will be able to secure any second-source suppliers for these key components on a timely basis, on favorable terms, or at all.

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

We have recently increased the size of our organization and will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted. *

As of March 31, 2021, we had 190 employees, of whom 43 are based in Israel and 147 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic. *

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

Additionally, during the COVID-19 pandemic, our sales force has had physical access to hospitals, clinics, healthcare providers and pharmacies curtailed, which we believe have affected our sales to date and may in the future have a material adverse effect on our future sales. While digital tools are available to our field employees to facilitate remote meetings with physicians and other healthcare providers, we cannot ensure that these methods will be effective. Additionally, patients who are currently using Jelmyto or who are eligible to use Jelmyto, may be unable to meet with their healthcare providers in person, which may reduce the number of prescription refills or new patient starts, affecting our revenues both in our currently approved indication and potentially impacting our anticipated launches in other indications, if approved.

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

Certain of our clinical trials and other significant operations are located outside of the U.S. and, therefore, our results may be adversely affected by geopolitical, economic and military instability. *

Certain of our clinical trials are operated outside of the U.S. and if any of these current or future trials or the related facilities were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemic, power outages or otherwise, or if performance of our clinical trials are disrupted for any other reason, such an event could cause significant development and product delays. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

Geopolitical, economic and military conditions around the world may directly affect our business. Any hostilities involving any of the countries in which we operate, including terrorist activities, political instability or violence in the region or the interruption or curtailment of trade or transport between such country and its trading partners could adversely affect our operations and results of operations and adversely affect the market price of our ordinary shares.

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them. *

We currently dedicate certain resources to comply with numerous laws and regulations in each jurisdiction in which we operate outside of the U.S. Our business activities in these foreign countries may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the SEC and U.S. Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our product in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business.

In addition, our product and activities may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our product, or our failure to obtain any required import or export authorization for our product, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our product may create delays in the introduction of our product in international markets or, in some cases, prevent the export of our product to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or product targeted by such regulations, could result in decreased use of our product by, or in our decreased ability to export our product to existing or potential customers with international operations. Any decreased use of our product or limitation on our ability to export or sell access to our product would likely significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $128.5 million and $105.1 million for the years ended December 31, 2020 and 2019, respectively. For the three months ended March 31, 2021 and 2020, we reported net losses of $25.9 and $37.8 million, respectively. As of March 31, 2021, we had an accumulated deficit of $382.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations. *

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of March 31, 2021, we had cash and cash equivalents and marketable securities of $75.9 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses. During the second quarter of 2020, we sold 700,000 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million. In March 2021, the Company announced a transaction with RTW Investments (“RTW”) totaling $75.0 million in funding for the Company to support the launch of Jelmyto and the development of UGN-102. RTW will provide the Company with an upfront cash payment of $75.0 million and will receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. The Company received the $75.0 million of cash, net of costs in May 2021.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a U.S. District Court judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Additionally, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or a Joint Selection Committee, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2030, except for a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump Administration  used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump Administration announced several executive orders related to prescription drug pricing that attempted to implement several of the Administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of President Trump’s importation executive order announced in July 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Many states have similar fraud and abuse statutes and regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. State and federal authorities have aggressively targeted pharmaceutical companies for, among other things, alleged violations of these anti-fraud statutes, based on among other things, unlawful financial inducements paid to prescribers and beneficiaries, as well as impermissible promotional practices, including certain marketing arrangements that rely on volume-based pricing and off-label promotion of FDA-approved products.

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

Our operations will also be subject to the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members to CMS, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives made during the previous year. We may also be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, drug pricing, and/or state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidelines promulgated by the federal government. Certain state and local laws also require the registration of pharmaceutical sales representatives.

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

For example, the European Union, or EU, has established its own data security and privacy legal framework, including but not limited to the European General Data Protection Regulation, or GDPR, which imposes onerous and comprehensive privacy, data protection, and data security obligations onto data controllers and processors, and contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. Our upcoming clinical trial will include sites in the EU, which will increase our exposure to potential liability under the GDPR. Penalties for non-compliance with the GDPR can be significant and include fines in the amount greater of €20 million or 4% of global turnover and restrictions or prohibitions on data processing, which could impair our ability to do business in the EU, interrupt our clinical trials, reduce demand for our services and adversely impact our business and results of operations. We anticipate that over time we may expand our business to include additional operations outside of the United States and Israel. With such expansion, we would be subject to increased governmental regulation in other countries in which we might operate, including the GDPR. Assisting our customers, partners, and vendors in complying with the GDPR or other foreign laws, or complying with such laws ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

Moreover, many foreign laws, including the GDPR and data protection laws in the United Kingdom and Switzerland, impose restrictions on the transfer of personal information to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. A recent decision by the Court of Justice of the European Union (the “Schrems II” ruling), however, has invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. Companies to import personal information from Europe, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal information from the UK to the U.S.  The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on the SCCs. Given that, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of EU personal data outside of the EU (including clinical trial data), and may adversely impact our operations, product development and ability to provide our products. There is currently uncertainty surrounding how to implement such safeguards and how to conduct such transfers.

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

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, UGN-102 and our other product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. In October 2020, a Medicare C-Code was issued for Jelmyto and we have obtained pass-through status for two years, no more than three. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021.

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

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into a sales agreement with Cowen and Company, LLC pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on December 20, 2019, which was declared effective on January 2, 2020. As of March 31, 2021, we had sold 700,000 shares under the sales agreement for total gross proceeds of $16.6 million, leaving up to $83.4 million available for sale under the sales agreement.

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

Risks Related to our Operations in Israel

Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel. *

Our research and development facilities are located in Ra’anana, Israel. If these or any future facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemic, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of March 31, 2021, we had 43 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 6-K filed on May 18, 2017).

10.1	Omnibus Amendment to Equity Awards between the Company and Elizabeth Barrett, dated January 19, 2021

10.2	Amendment 1 to Employment Agreement between the Company and Elizabeth Barrett, dated January 26, 2021

10.3	Amendment 1 to Employment Agreement between the Company and Mark Schoenberg, dated January 26, 2021

10.4	Amendment 1 to Employment Agreement between the Company and Jason Smith, dated January 26, 2021

10.5	Amendment 2 to Employment Agreement between the Company and Mark Schoenberg, dated March 15, 2021

10.6	Pre-Paid Forward Contract by and among the Registrant and RTW Investments ICAV for and on behalf of RTW Fund 2, dated as of March 18, 2021, as amended.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

May 13, 2021	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

May 13, 2021	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial Officer (Principal Financial and Accounting Officer)