Form 10-Q
period 2021-06-30
UroGen Pharma Ltd.
filed 2021-08-04
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 27, 2021, the registrant had 22,363,023 ordinary shares, par value NIS 0.01 per share, outstanding.

UroGen Pharma Ltd.

Trademarks and Trade Names

Unless the context requires otherwise, references in this Quarterly Report to the “Company”, “we,” “us” and “our” refer to UroGen Pharma Ltd. and its subsidiary, UroGen Pharma, Inc.

UroGen, RTGel and Jelmyto are trademarks of ours that we use in this Quarterly Report. This Quarterly Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to our trademark and tradenames. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$63,322	$52,864
Marketable securities	57,710	49,154
Restricted cash	1,225	1,226
Accounts receivable	9,512	7,047
Inventories	3,421	1,964
Prepaid expense and other current assets	5,308	3,364
Total current assets	140,498	115,619
Non-current assets:
Property and equipment, net	2,001	2,046
Restricted deposit	223	223
Right of use asset	1,653	2,158
Marketable securities	8,290	1,893
Other non-current assets	1,103	66
Total Assets	$153,768	$122,005
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expense	$10,342	$10,023
Employee related accrued expense	6,773	9,554
Other current liabilities	1,941	1,859
Total current liabilities:	19,056	21,436
Non-current liabilities:
Prepaid forward obligation	74,802	-
Long-term lease liability	922	1,497
Uncertain tax positions liability	2,717	2,717
Total Liabilities	97,497	25,650
Commitments and contingencies (Note 14)
Shareholders' equity:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 22,354,533 and 22,167,791 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	61	60
Additional paid-in capital	464,823	452,525
Accumulated deficit	(408,658)	(356,501)
Accumulated other comprehensive income	45	271
Total Shareholders' Equity	56,271	96,355
Total Liabilities and Shareholders' Equity	$153,768	$122,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$13,032	$372	$20,517	$372
Cost of revenue	1,427	48	2,324	48
Gross profit	11,605	324	18,193	324
Operating expense:
Research and development expense	12,124	8,106	22,637	24,694
Selling, general and administrative expense	22,304	24,018	44,493	45,991
Operating loss	(22,823)	(31,800)	(48,937)	(70,361)
Financing on prepaid forward obligation	(3,120)	—	(3,120)	—
Interest and other income, net	33	451	212	1,219
Loss before income taxes	(25,910)	(31,349)	(51,845)	(69,142)
Income tax expense	312	—	312	—
Net Loss	$(26,222)	$(31,349)	$(52,157)	$(69,142)
Statements of Comprehensive Loss		$—		$—
Net loss	$(26,222)	$(31,349)	$(52,157)	$(69,142)
Other comprehensive income
Unrealized (loss) gain on marketable securities	(98)	449	(226)	484
Comprehensive Loss	$(26,320)	$(30,900)	$(52,383)	$(68,658)
Net loss per ordinary share basic and diluted	$(1.17)	$(1.44)	$(2.34)	$(3.22)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	22,331,119	21,753,001	22,287,037	21,454,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of April 1, 2021	22,280,394	$61	$458,723	$(382,436)	$143	$76,491
Changes During the Three Months Ended June 30, 2021
Exercise of options into ordinary shares	74,139	—	54			54
Share-based compensation			6,046			6,046
Other comprehensive loss					(98)	(98)
Net loss				(26,222)		(26,222)
Balance as of June 30, 2021	22,354,533	$61	$464,823	$(408,658)	$45	$56,271

Balance as of April 1, 2020	21,212,940	$58	$415,895	$(265,810)	$311	$150,454
Changes During the Three Months Ended June 30, 2020
Exercise of options into ordinary shares	88,356	—	210			210
Share-based compensation			7,119			7,119
Issuance of ordinary shares, net of issuance expense	700,000	2	15,775			15,777
Other comprehensive loss					449	449
Net loss				(31,349)		(31,349)
Balance as of June 30, 2020	22,001,296	$60	$438,999	$(297,159)	$760	$142,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Ordinary Shares		Additional paid-in	Accumulated	Other comprehensive
	Number of		capital	Deficit	Income (loss)	Total
	Shares	Amount
Balance as of January 1, 2021	22,167,791	$60	$452,525	$(356,501)	$271	$96,355
Changes During the Six Months Ended June 30, 2021
Exercise of options into ordinary shares	186,742	1	57			58
Share-based compensation			12,241			12,241
Other comprehensive loss					(226)	(226)
Net loss				(52,157)		(52,157)
Balance as of June 30, 2021	22,354,533	$61	$464,823	$(408,658)	$45	$56,271

Balance as of January 1, 2020	21,026,184	$57	$407,986	$(228,017)	276	$180,302
Changes During the Six Months Ended June 30, 2020
Exercise of options into ordinary shares	275,112	1	502			503
Share-based compensation			14,736			14,736
Issuance of ordinary shares in public offering, net of issuance expense	700,000	2	15,775			15,777
Other comprehensive income					484	484
Net loss				(69,142)		(69,142)
Balance as of June 30, 2020	22,001,296	$60	$438,999	$(297,159)	$760	$142,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(52,157)	$(69,142)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	401	178
Accrued financing on prepaid forward obligation	2,330	—
Amortization on marketable securities	181	234
Stock-based compensation	12,241	14,736
Amortization of right of use asset	469	753
Lease liability	(652)	(748)
Changes in operating assets and liabilities:
Inventory	(1,457)	(1,125)
Accounts receivable	(2,465)	(402)
Prepaid expense and other current assets	(1,944)	(1,035)
Other non-current assets	(1,026)	—
Accounts payable and accrued expense	319	(2,046)
Employee related accrued expense	(2,781)	(967)
Other current liabilities	195	—
Net cash used in operating activities	(46,346)	(59,564)
Cash Flows From Investing Activities
Purchases of marketable securities	(41,655)	(29,688)
Maturities of marketable securities	26,295	60,610
Purchases of property and equipment	(356)	(383)
Net cash (used in) provided by investing activities	(15,716)	30,539
Cash Flows From Financing Activities
Proceeds from prepaid forward arrangement	72,472	503
Proceeds from exercise of options into ordinary shares	58	—
Issuances of ordinary shares, net of issuance expense	—	15,885
Issuance cost related to at-the-market issuances	(11)	—
Net cash provided by financing activities	72,519	16,388
Increase (Decrease) in Cash and Cash Equivalents	10,457	(12,637)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	54,090	50,211
Cash, Cash Equivalents and Restricted Cash at End of Period	$64,547	$37,574
Supplemental Disclosures of Non-Cash Activities
Non-cash purchases of property and equipment	$—	$219
Non-cash new lease liabilities	$(36)	$29
Non-cash issuance cost	$—	$32

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

The Company has experienced net losses since its inception and has an accumulated deficit of $408.7 million and $356.5 million as of June 30, 2021 and December 31, 2020, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. As applicable to the unaudited condensed consolidated financial statements, the critical accounting estimates relate to the fair value of share-based compensation, measurement of revenue, estimate of uncertain tax positions, and measurement of liabilities accounted for under the interest method.

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

Cash and cash equivalents and marketable securities totaled $129.3 million as of June 30, 2021. The Company classifies its marketable securities as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. After concluding that a particular filing position can be recognized (i.e., has a more-likely-than-not chance of being sustained), ASC 740-10-30-7 requires that the amount of benefit recognized be measured using a methodology based on the concept of cumulative probability. Under this methodology, the amount of benefit recorded represents the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority that has full knowledge of all relevant information. See Note 15 for further discussion related to income taxes.

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

Prepaid Forward Obligation

The Company is party to a transaction with RTW Investments (the “RTW Transaction”) in which the Company received funds to support the continued launch of Jelmyto and the development of UGN-102 in return for tiered, future cash payments based on net sales of Jelmyto and UGN-102, if approved by the FDA. The net proceeds received under the RTW Transaction were recognized as a long-term liability. The subsequent measurement for the liability follows the accounting  principles defined in ASC Topic 835-30, “Imputation of Interest”. See Note 9 for further discussion related to the prepaid forward obligation.

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

Revenue

Product sales from Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangement with a single customer, a third-party national specialty distributor. Net revenue recognized include management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and the Company’s copay assistance program, which are estimated based on industry benchmarking studies as well as the Company’s historical experience.

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of the cost of salaries, share-based compensation expense, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including nonclinical studies, clinical trials, manufacturing costs and professional services. The costs of services performed by others in connection with the research and development activities of the Company, including research and development conducted by others on behalf of the Company, shall be included in research and development costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

Selling General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs (including share-based compensation related to directors, employees and consultants). Other significant costs include commercial, medical affairs, external professional service costs, facility costs, accounting and audit services, legal services, and other consulting fees. Selling, general and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers and adjusting its accruals as actual costs become known.

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

Recently Issued Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates recently issued by the Financial Accounting Standards Board, and determined that they are not applicable to the Company.

Note 4 – Other Financial Information

Accounts Payable and Accrued Expense

Accounts payable and accrued expense consists of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable	$4,830	$3,271
Accrued sales reserves	712	382
Accrued clinical expense	1,256	1,359
Accrued research and development expense	859	1,356
Accrued selling, general and administrative expense	1,585	2,440
Accrued other expense	1,100	1,215
Total accounts payable and accrued expense	$10,342	$10,023

Interest and Other Income (Expense), Net

Interest and other income (expense) consisted of the following as of June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Interest income	$272	$1,331
Other finance (expense)	(60)	(112)
Total interest and other income	$212	$1,219

Note 5 – Inventories

Inventories consist of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Raw materials(1)	$2,887	$1,051
Finished goods	1,560	913
Total inventories	$4,447	$1,964

(1)	$1.0 million of raw materials at June 30, 2021 are included within other non-current assets on the condensed consolidated balance sheets.

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of June 30, 2021 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	June 30,	Identical Assets	Inputs
	2021	(Level 1)	(Level 2)
Marketable securities:
US government	$35,585	$35,585	$—
Corporate bonds	12,230	—	12,230
Commercial paper	10,984	—	10,984
Money market funds(1)	21,835	21,835	—
Certificates of deposit(2)	10,202	—	10,202
Total marketable securities	$90,836	$57,420	$33,416

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheets.
(2)	$3.0 million included within cash and cash equivalents on the condensed consolidated balance sheets.

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

The Company’s in money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2021 and December 31, 2020.

Note 7 – Marketable Securities

The following table summarizes the Company’s marketable securities as of June 30, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
US government	$35,541	$44	$—	$35,585
Corporate bonds	12,226	4	—	12,230
Commercial paper	10,986	—	(2)	10,984
Money market funds(1)	21,835	—	—	21,835
Certificates of deposit(2)	10,203	—	(1)	10,202
Total marketable securities	$90,791	$48	$(3)	$90,836

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheets
(2)	$3.0 million included within cash and cash equivalents on the condensed consolidated balance sheets.

The Company classifies its marketable securities as available-for-sale and they consist of all debt securities. The amortized cost basis as of June 30, 2021 includes $0.2 million of accrued interest receivable. As of June 30, 2021 marketable securities were not in a net unrealized gain or loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of June 30, 2021, the aggregate fair value of marketable securities held by the Company in an unrealized loss position was $40.2 million which consisted of 24 securities. The unrealized loss was driven by investments in commercial paper and certificates of deposit which are measured at fair value based on bid price and purchased at ask price (bid-ask spread). The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of June 30, 2021, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit impairments were recognized in the period.

The Company’s marketable securities as of June 30, 2021 mature at various dates through February 2022. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Maturities within one year	$82,546	$88,898
Maturities after one year through three years	8,290	1,893
Total marketable securities	$90,836	$90,791

Note 8 – Property and Equipment

Property and equipment, consists of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$355	$333
Computer equipment and software	1,982	1,676
Furniture	598	597
Leasehold improvements	617	609
Manufacturing equipment	245	226
	3,797	3,441
Less: accumulated depreciation and amortization	(1,796)	(1,395)
Property and equipment, net	$2,001	$2,046

Depreciation and amortization expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2021 and $0.1 million and $0.2 million for the three and six months ended June 30, 2020.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.5 million net of transactions costs) to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds.

In addition, subject to FDA approval of UGN-102, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of UGN-102 in an amount equal to: (i) 2.5% of annual net sales up to $200 million, (ii) 1.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 0.5% of annual net sales for annual net sales above $300 million. If the Company does not receive FDA approval for UGN-102 by a specified date, the future cash payments to RTW with respect to aggregate worldwide annual net sales of Jelmyto across all Jelmyto annual net sales tiers will increase by 1.5%.

In accordance with the prepaid forward agreement, the Company will be required to make payments of amounts owed to RTW each calendar quarter, through and until the quarter in which the aggregate cash payments received by RTW are equal to or greater than $300 million. As security for the payment and fulfilment of these amounts throughout the arrangement, the Company has granted RTW a first priority security interest in Jelmyto and UGN-102, including the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to these products.

In May 2021, following the receipt of necessary regulatory approvals, the Company received the $75.0 million prepaid forward payment ($72.5 million net of transaction costs) from RTW and recognized an associated prepaid forward obligation liability. The subsequent measurement for the liability follows the accounting principles as defined in ASC 835-30, “Imputation of Interest”; each period the Company makes a payment to RTW, and recognizes expense related to financing on the prepaid forward obligation based on an imputed rate derived from the expected future payments. The Company uses a prospective approach for reassessing the effective rate in which a new rate is computed each period based on the current carrying value of the obligation and the revised estimated future payments. Changes in future payments from previous estimates are included in the future financing expense on a prospective basis. The Company does not expect to make any principal payments in the next 12 months.

The following table shows the activity with respect to the carrying value of the prepaid forward liability, in thousands:

Prepaid forward obligation at closing of RTW Transaction	$75,000
Capitalized closing costs	(2,528)
Financing on prepaid forward obligation	3,120
Expected payments	(790)
Carrying value of prepaid forward obligation as of June 30, 2021	$74,802

Note 10 – Leases

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

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.8 million as of June 30, 2021. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.7 million as of June 30, 2021. The Company accounts for the sublease as on operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The main lease was considered for impairment and the amount was determined to be immaterial.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 and the lease term is 38 months. The Company’s remaining contractual obligation under this lease is approximately $0.9 million as of June 30, 2021.

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

The components of lease cost for the three and six months ended June 30, 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$260	$428	$527	$858
Sublease income	$(56)	$(56)	$(112)	(112)
Variable lease cost	14	30	36	86
	$218	$402	$451	$832

The amounts recognized as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021	December 31, 2020
Right of use asset	$1,653	$2,158
Long-term lease liabilities	922	1,497
Other current liabilities	1,089	1,202

As of June 30, 2021, no impairment losses have been recognized to date.

Supplemental information related to leases for the periods reported is as follows (in thousands):

Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,445
Right-of-use assets obtained in exchange for new operating lease liabilities	135
Weighted-average remaining lease term of operating leases	1.91 years
Weighted-average discount rate of operating leases	5.43%

Subleases

As of June 30, 2021, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis were as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2021	$117
2022	243
2023	251
2024	49
2025	—
2026 and thereafter	—
$660

Sublease income is recognized net within operating expense. Sublease income for the three and six months ended June 30, 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sublease income from fixed lease payments	$56	$56	$112	$112

Note 11 – Revenue From Product Sales

Net product sales consist of the following for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Jelmyto	$13,032	$372	$20,517	$372

Note 12 – License and Collaboration Agreements

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

Under the Allergan/AbbVie Agreement, Allergan is solely responsible, at its expense, for developing, obtaining regulatory approvals for and commercializing the Licensed Products on a worldwide basis.   Allergan is obligated to pay the Company a tiered royalty in the low single digits based on worldwide annual net sales of Licensed Products, subject to certain reductions for the market entry of competing products and/or loss of the Company’s patent coverage of Licensed Products. The Company is responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

In August 2017, the Company announced that Allergan had submitted an IND to the FDA in order to be able to commence clinical trials in the United States using an RTGel formulation in combination with BOTOX. In October 2017, Allergan commenced a Phase 2 clinical trial of BOTOX/RTGel for the treatment of OAB, with the potential to evolve from multiple injections of BOTOX into the bladder to a single instillation of the novel formulation.

In August 2020, the Company announced that the Phase 2 APOLLO trial did not meet the primary endpoint, it is believed to be the result of BOTOX not effectively permeating the urothelium.

Agenus Agreement

In November 2019, the Company entered into a license agreement with Agenus Inc., pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody in solid tumors. Initially, the Company plans to develop AGEN1884 in combination with UGN-201 for the treatment of high-grade NMIBC.

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

MD Anderson Agreement

In January 2021, the Company announced that it entered into a three-year strategic research collaboration agreement with MD Anderson focusing on UGN-302 as an investigational treatment for high-grade NMIBC. Under the agreement, MD Anderson and the Company will collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. The Company will provide funding, developmental candidates, and other support. Pursuant to the agreement, the Company makes bi-annual payments to MD Anderson fund the collaboration. As of June 30, 2021, the Company has made payments to MD Anderson of $500,000 recognized evenly over the associated six-month period through research and development expense.

Note 13 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of June 30, 2021 and December 31, 2020. The Company had 22.4 million and 22.2 million ordinary shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

Note 14 – Share-Based Compensation

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

In March 2017, the Board adopted the 2017 Equity Incentive Plan (the "2017 Plan"), which was approved by the shareholders in April 2017. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance share awards, performance cash awards, and other forms of share awards to the Company's employees, directors and consultants.

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan is 1,400,000.  On January 1, 2018, the share reserve increased by 250,167 to 1,650,167. On October 12, 2018, the Company increased the amount of registered ordinary shares of the Company’s 2017 Plan by 1,900,000 to 3,550,167. On June 8, 2020 the Company’s shareholders approved an increase to the amount of registered ordinary shares of the Company’s 2017 Plan by 400,000 to 3,950,167. On June 7, 2021, the Company’s shareholders approved an increase of the amount of registered ordinary shares of the Company’s 2017 Plan by 400,000 to 4,350,167. As of June 30, 2021, 3,197,979 ordinary shares are subject to outstanding awards under the 2017 Plan and 752,188 ordinary shares remain available for future awards.

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

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$1,041	$1,570	$2,148	$3,513
Selling, general and administrative expense	5,005	5,549	10,093	11,223
	$6,046	$7,119	$12,241	$14,736

The total unrecognized compensation cost of options and RSUs at June 30, 2021 is $27.7 million with a weighted average recognition period of 1.78 years.

Note 15 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of June 30, 2021, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2020, 2019 and 2018, and for the six months ended June 30, 2021. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $2.7 million as of June 30, 2021, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2021, the Company’s liability for uncertain tax positions includes $0.7 million of interest and penalties accrued during 2020.

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

The uncertain tax positions are reviewed quarterly and adjusted as events occur that could affect potential liabilities for additional taxes, including lapsing of applicable statutes of limitations, correspondence with tax authorities, proposed assessments by tax authorities, identification of new issues, and issuance of new legislation or regulations. The Company believes that adequate amounts of tax have been provided in income tax expense for any adjustments that may result from its uncertain tax positions. Based upon the information currently available, the Company does not reasonably expect changes in its existing uncertain tax positions in the next 12 months and has recorded the gross uncertain tax positions as a long-term liability.

Note 16 – Related Parties

There were no related party transactions for the six months ended June 30, 2021 or 2020.

Note 17 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2021 and December 31, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

On January 12, 2020, the IIA approved the Company's request to unwind its obligation to the IIA regarding grants that were loaned to the Company between January 2004 and September 2016. The total payment under the IIA approval, net of the royalties already paid, $6.6 million, was fully paid during the first quarter of 2020 and recognized as research and development expense. Based on this payment, the Company will have full freedom to transfer IIA-funded technology or manufacture products developed with IIA-funded technology outside of the State of Israel. Other than the commitment to continue at least 75% of its based R&D jobs in Israel (at the time of settlement) for a period of at least three years, all other obligations with the IIA ceased to exist as per the agreement.

  Leases

See Note 10 for further discussion regarding lease commitments.

Note 18 – Subsequent Events

The Company has evaluated and determined there were no subsequent events through August 4, 2021.

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

Jelmyto

On April 15, 2020, the FDA approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto exists through April 15, 2023, Orphan Drug exclusivity through April 15, 2027, as well as a composition of matter patent through 2031.

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a commercial team comprising a field force of approximately 47 representatives with deep experience in both urology and oncology. The sales representatives are led by seven regional business managers. Each region is supported by a Clinical Nurse Educator to provide education around instillation, as well as a Field Reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, we have a team of seven medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, including through virtual meetings.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payers. The majority of large commercial plans have policies in place, covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration safe and seamless for practitioners and patients, including entering into an agreement with a major national pharmacy under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture on our behalf. In October 2020, a Medicare C-Code was issued for Jelmyto. Centers for Medicare & Medicaid Services established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021, and replaced the C-Code.

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

We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of low-grade intermediate risk NMIBC patients. We initiated the Phase 3 ATLAS trial in December 2020 and are currently enrolling patients in this trial assessing UGN-102 with or without trans-urethral resection of bladder tumor (TURBT) compared to standard of care, TURBT. As of the end of July 2021, nearly 100 global centers have been activated for the Phase 3 ATLAS trial in the U.S., Europe and Israel.

Urothelial cancer, which is comprised of bladder cancer and UTUC, affects a large, and what we believe to be, an underserved patient population. Annual expenditures for Medicare alone in the United States for the treatment of urothelial cancer were estimated to be at least $5.0 billion in 2020. The majority of the expenditures are spent on tumor resection surgeries such as transurethral resection of bladder tumor, or TURBT. The prevalence of bladder cancer in the United States based on most recently published data was approximately 724,000 and estimated 2021 annual incidence of bladder cancer was approximately 85,000. We estimate based upon a review of peer-reviewed literature and publicly available data that there are approximately 80,000 low-grade intermediate risk NMIBC patients in the U.S. annually.

UGN-102 is administered locally using the standard practice of intravesical instillation directly into the bladder via a catheter. The instillation into the bladder is expected to take place in a physician’s office as a non-operative same-day treatment, in comparison with TURBT or similar surgical procedures, which are operations conducted under general anesthesia and may require an overnight stay. Surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by removing the need for surgery, patients may avoid potential complications associated with surgery.

UGN-301

Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 antibody, which we intend to study as a monotherapy and combination therapy with multiple potential agents. We are initially studying the sequential use of UGN-201 (imiquimod), a TLR 7/8 agonist, and UGN-301 as an investigational treatment for high-grade non-muscle invasive bladder cancer (high-grade NMIBC), together referred to as UGN-302. Our approach involves the local delivery of these potent immunomodulators. UGN-301, an immune checkpoint inhibitor, is delivered using our proprietary RTGel platform to increase dwell time, which has been shown to significantly improve the effectiveness of intravesical therapy. UGN-201 is a proprietary novel, liquid formulation of imiquimod, a generic toll-like receptor 7/8, or TLR 7/8 agonist, which has been evaluated for the treatment of high-grade NMIBC, which may include carcinoma in situ, or CIS. Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with UGN-301 could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab, an anti-CTLA-4 antibody, via intravesical delivery in combination with UGN-201 for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

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

Under the Allergan/AbbVie Agreement, Allergan is solely responsible, at its expense, for developing, obtaining regulatory approvals for and commercializing the Licensed Products on a worldwide basis. Allergan is obligated to pay us a tiered royalty based primarily on worldwide annual net sales of Licensed Products. We are responsible for payments to any third party for certain RTGel-related third-party intellectual properties.

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

For additional information regarding our research and development and license agreements, see Note 12 to our financial statements appearing elsewhere in this Quarterly Report.

Impact of COVID-19 Pandemic

In the event of a prolonged disruption related to COVID-19, there could be detrimental impact to our ongoing and future clinical trials, our ongoing commercial launch and future commercialization activities for Jelmyto, and our ability to access capital markets.

Recently, the U.S. has mounted a comprehensive COVID-19 vaccination campaign. During the first quarter 2021, the staged vaccination rollout prioritized health-care workers, certain other essential workers and high-risk populations, which generally included individuals in their 60s and 70s, and individuals with certain underlying medical conditions. According to the Centers for Disease Control and Prevention, as of the end of May 2021, approximately 80% of people over age 65 in the U.S. have received vaccinations to protect against COVID-19. However, as circumstances evolve, in particular related to the emergence of variants (including the Delta variant), it will be important to understand potential impacts to patients and the hospital system, and the ability for patients to access Jelmyto. While it is difficult to predict how COVID-19, and any associated variants (including the Delta variant), will impact our business and the healthcare industry for the remainder of 2021, we continue to monitor the evolving COVID-19 situation, and the potential further impacts that the pandemic and related government response may have on our business throughout the remainder of 2021.

Components of Operating Results

Revenue

During the three and six months ended June 30, 2021 we recognized $13.0 million and $20.5 million of revenue, respectively from sales of our product, Jelmyto.

Cost of Revenue

Cost of revenue consists primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense.

Research and Development Expense

Research and development expense, net consists primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;
•	expense incurred under agreements with third parties, including clinical research organizations (“CROs”), subcontractors, suppliers and consultants, nonclinical studies and clinical trials;
•	expense incurred to acquire, develop and manufacture nonclinical study and clinical trial materials;
•	expense incurred to purchase active pharmaceutical ingredient (“API”) and other related manufacturing costs; and
•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs.

We expense all research and development costs as incurred. We estimate nonclinical study and clinical trial expense based on the services performed pursuant to contracts with research institutions and contract research organizations that conduct and manage nonclinical studies and clinical trials on our behalf based on actual time and expense incurred by them.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (the “R&D Law”), from the Israel Innovation Authority in Israel (the “IIA”), an independent and impartial public entity, for some of our development programs. Through June 30, 2021, we had received grants in the aggregate amount of $2.1 million. On January 12, 2020, the IIA approved the Company’s request to unwind its obligation to the IIA regarding grants that were loaned to the Company between January 2004 and September 2016. The total payment under the IIA approval, net of the royalties already paid, amounts to $6.6 million, which was fully paid during the first quarter of 2020. See Note 17 to the Consolidated Financial Statements included in this report for additional information.

We are currently focused on advancing our product candidates, and our future research and development expense will depend on their clinical success. Research and development expense will continue to be significant and will increase over at least the next several years as we continue to develop our product candidates and conduct nonclinical studies and clinical trials of our product candidates.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not believe that it is possible at this time to accurately project total expense required for us to reach commercialization of our product candidates. Due to the inherently unpredictable nature of nonclinical and clinical development, we are unable to estimate with certainty the costs we will incur and the timelines that will be required in the continued development and approval of our product candidates. Clinical and nonclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, if and when such arrangements will be entered into, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect our research and development expense to increase over the next several years as our clinical programs progress and as we seek to initiate clinical trials of additional product candidates. We also expect to incur increased research and development expense as we selectively identify and develop additional product candidates.

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

Selling and Marketing Expense

To date, selling and marketing expense consists primarily of commercial personnel costs (including share-based compensation) along with pre-commercialization and initial commercialization activities related to Jelmyto, formerly known as UGN-101. We anticipate that our selling and marketing expense will increase in 2021 as we continue the commercialization of Jelmyto.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs (including share-based compensation related to directors, executives, finance, medical affairs, business development, investor relations, and human resource functions). Other significant costs include medical affairs services, external professional service costs, facility costs, accounting and audit services, legal services, and other consulting fees.

We anticipate that our general and administrative expense will increase in the future as we increase our administrative headcount and infrastructure to support the potential approval and commercialization of our product candidates and our continued research and development programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expense.

Financing on prepaid forward obligation

Financing on prepaid forward obligation is comprised of financing expense related to the RTW Transaction.

Interest and Other Income, Net

Interest and other income, net, consisted primarily of interest income.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenue and expense incurred during the reported periods. In accordance with GAAP, we base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ from these estimates under different assumptions or conditions. We discussed the critical accounting policies used in the preparation of our financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report as well as in the Note 3 to the Consolidated Financial Statements included in this report.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue	$13,032	$372	$12,660
Cost of revenue	1,427	48	1,379
Gross profit	11,605	324	11,281
Operating expense:
Research and development	12,124	8,106	4,018
Selling and marketing	11,774	12,755	(981)
General and administrative	10,530	11,263	(733)
Total operating expense	34,428	32,124	2,304
Operating loss	(22,823)	(31,800)	8,977
Financing on prepaid forward obligation	(3,120)	—	(3,120)
Interest and other income, net	33	451	(418)
Loss before income taxes	(25,910)	(31,349)	5,439
Income tax expense	312	—	312
Net loss	$(26,222)	$(31,349)	$5,127

Revenue

Revenue was $13.0 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. The increase in revenue of $12.6 million reflects sales of our product Jelmyto following its approval by the FDA in April 2020.

Cost of Revenue

Cost of revenue was $1.4 million and $48,000 for the three months ended June 30, 2021 and 2020, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense. We expect this to continue to impact cost of revenue through the second quarter of 2022 as we produce Jelmyto at costs reflecting the full cost of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 87.7% versus 89.1% for the three months ended June 30, 2021, if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expense

Research and development (R&D) expense was $12.1 million and $8.1 million for the three months ended June 30, 2021 and 2020, respectively. The overall increase of $4.0 million is primarily attributable to the launch of our Phase 3 ATLAS study for UGN-102 at the end of 2020, and development cost of UGN-301 partially offset by a decrease in R&D expense related to Jelmyto.

Selling and Marketing Expense

Selling and marketing expense was $11.8 million and $12.8 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in selling and marketing expense of $1.0 million is primarily attributable to decrease in share-based compensation expense, as well as the higher brand marketing expense in the second quarter of 2020 in preparation for the commercialization of Jelmyto.

General and Administrative Expense

General and administrative expense was $10.5 million and $11.3 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in general and administrative expense of $0.8 million resulted primarily from a decrease in share-based compensation expense as a result of reduction in the amount of equity awards and changes in our share price.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $3.1 million and $0 for the three months ended June 30, 2021 and 2020, respectively. The cost in 2021 relates to the financing cost of the RTW Transaction which closed in May 2021.

Interest and Other Income, Net

Interest and other income, net was $33,000 and $0.5 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in interest and other income, net of $0.5 million was primarily due to lower interest earned on cash and marketable securities.

Comparison of the six months ended June 30, 2021 and 2020

The following table sets forth our results of operations for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue	$20,517	$372	$20,145
Cost of revenue	2,324	48	2,276
Gross profit	18,193	324	17,869
Operating expense:
Research and development	22,637	24,694	(2,057)
Selling and marketing	22,945	23,406	(461)
General and administrative	21,548	22,585	(1,037)
Total operating expense	67,130	70,685	(3,555)
Operating loss	(48,937)	(70,361)	21,424
Financing on prepaid forward obligation	(3,120)	—	(3,120)
Interest and other income, net	212	1,219	(1,007)
Loss before income taxes	(51,845)	(69,142)	17,297
Income tax expense	312	—	312
Net loss	$(52,157)	$(69,142)	$16,985

Revenue

Revenue was $20.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase in revenue of $20.1 million reflects sales of our product Jelmyto following its approval by the FDA in April 2020.

Cost of Revenue

Cost of revenue was $2.3 million and $48,000 for the six months ended June 30, 2021 and 2020, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense. We expect this to continue to impact cost of revenue through the second quarter of 2022 as we produce Jelmyto at costs reflecting the full cost of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 87.0% versus 88.7% for the six months ended June 30, 2021 if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expense

Research and development (R&D) expense was $22.6 million and $24.7 million for the six months ended June 30, 2021 and 2020, respectively. The decrease of $2.1 million is primarily attributable to the one-time payment in the prior year of $6.6 million to unwind our obligation to the IIA as well as a decrease in R&D expense related to Jelmyto, partially offset by R&D expense in the current year related to the launch of our Phase 3 ATLAS study for UGN-102 at the end of 2020.

Selling and Marketing Expense

Selling and marketing expense was $22.9 million and $23.4 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in selling and marketing expense of $0.5 million is primarily attributable to the higher brand marketing expense in the first half of 2020 in preparation for the commercialization of Jelmyto.

General and Administrative Expense

General and administrative expense was $21.5 million and $22.6 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in general and administrative expense of $1.1 million resulted primarily from a decrease in share-based compensation as a result of reduction in the amount of equity awards and changes in our share price, as well as a decrease in our cash and cash equivalents and marketable securities.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $3.1 million and $0 for the six months ended June 30, 2021 and 2020, respectively. The cost in 2021 relates to the financing cost of the RTW Transaction which closed in May 2021.

Interest and Other Income,  Net

Interest and other income, net was an $0.2 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in interest and other income, net of $1.0 million was primarily due to lower interest earned on cash and marketable securities.

Liquidity and Capital Resources

As of June 30, 2021, we had $129.3 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months.

Through June 30, 2021, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangement with RTW Investments (“RTW”).

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

In March 2021, we entered into a prepaid forward agreement with RTW, pursuant to which RTW agreed to provide us with an upfront cash payment of $75.0 million to support the launch of Jelmyto and the development of UGN-102, and we agreed to provide RTW with tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. In May 2021, following the receipt of necessary regulatory approvals, we received the $75.0 million prepaid forward payment ($72.5 million net of transaction costs) from RTW.

We have incurred losses since our inception and negative cash flows from our operations, and as of June 30, 2021 we had an accumulated deficit of $408.7 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, including Jelmyto, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(46,346)	$(59,564)
Investing activities	(15,716)	30,539
Financing activities	72,519	16,388
Net change in cash and cash equivalents	$10,457	$(12,637)

Operating Activities

Net cash used in operating activities was $46.3 million during the six months ended June 30, 2021, compared to $59.6 million during the six months ended June 30, 2020. The $13.2 million decrease was attributable primarily to the decrease of $17.0 million in the net loss driven by revenue from sales of our product Jelmyto during the six months ended June 30, 2021, as well as the payment to the IIA during the six months ended June 30, 2020. These were partially offset by inventory build and sales commission payments during the six months ended June 30, 2021.

Investing Activities

Net cash used in investing activities was $15.7 million during the six months ended June 30, 2021, compared to $30.5 million provided by investing activities during the six months ended June 30, 2020. The net increase of $46.2 million is primarily related to a decrease in maturities of marketable securities, in addition to an increase in purchases of marketable securities as compared to the prior year.

Financing Activities

Net cash provided by financing activities was $72.5 million during the six months ended June 30, 2021, compared to $16.4 million during the six months ended June 30, 2020. The increase of $56.1 million is related to the receipt of $72.5 million of net proceeds from the RTW Transaction in the current year, as compared to net proceeds received from sales under the ATM Sales Agreement in 2020.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. As of June 30, 2021 we had $129.3 million of cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but also invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on June 30, 2021, this change would not have had a material effect on the fair value of our cash and cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three months ended June 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During March 2021, we began the process of implementing a new enterprise resource planning (“ERP”) system which is expected to improve the efficiency of certain financial and related transactional processes. This implementation is ongoing and affects the processes that constitute our internal control over financial reporting and requires testing for effectiveness. We expect to continue to enhance our finance systems and processes for automation and efficiency and strengthen internal control over financial reporting.

There were no further changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	We are dependent on the successful commercialization of our only approved product, Jelmyto.
•

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto and any of our other product candidates that receives regulatory approval.

•	The market opportunities for Jelmyto and our product candidates may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.
•	Jelmyto and any of our product candidates that receive regulatory approval may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.
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

Risks Related to Our Business and Strategy

We are dependent on the successful commercialization of our only approved product, Jelmyto.*

Jelmyto is our first product, which we commercially launched in the United States in June 2020. We have not commercialized any other product candidates. We have invested significant efforts and financial resources in the research and development of Jelmyto, our first and only product approved for commercial sale. We are focusing a significant portion of our activities and resources on Jelmyto, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Jelmyto in the United States.

Successful commercialization of Jelmyto is subject to many risks. We initiated our commercial launch of Jelmyto in June 2020, and prior to that, we had never, as an organization, launched or commercialized any product. There is no guarantee that our ongoing commercial launch of Jelmyto or our future commercialization efforts will be successful, or that we will be able to successfully launch and commercialize any other product candidate that receives regulatory approval. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain, further train and develop our team in order to be prepared to successfully coordinate the ongoing launch and commercialization of Jelmyto. Even if we are successful in maintaining and further developing our commercial team, there are many factors that could cause the ongoing launch and commercialization of Jelmyto to be unsuccessful, including a number of factors that are outside our control. We must also properly educate physicians and nurses on the skillful preparation and administration of Jelmyto, and develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

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

Jelmyto has only been studied in a limited number of patients and in limited populations. Following the initiation of our commercial launch in June 2020, Jelmyto is now available to a much larger number of patients and in broader populations, and we do not know whether the results of Jelmyto use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.*

Jelmyto has been administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal Phase 3 OLYMPUS clinical trial for the treatment of adult patients with low-grade UTUC. While the FDA granted approval of Jelmyto based on the data included in the NDA, including data from the OLYMPUS clinical trial, we do not know whether the results when a large number of patients and broader populations are exposed to Jelmyto, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of Jelmyto that served as the basis for the approval of Jelmyto. New data relating to Jelmyto, including from spontaneous adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of Jelmyto from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto and any of our other product candidates that receives regulatory approval.*

Our strategy is to build and maintain a fully integrated biopharmaceutical company to successfully execute the commercialization of Jelmyto in the United States. Jelmyto is our only product that has been approved for sale by any regulatory body, and it became available in the United States in June 2020. While we have established a commercial management team and have also established a field-based organization comprised of approximately 70 individuals, including a sales team, reimbursement support team, clinical nurse educators, national account managers and medical liaisons, we currently have very limited experience commercializing pharmaceutical products as an organization. In order to successfully commercialize Jelmyto, we must continue to develop our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully further develop these capabilities. Additionally, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize Jelmyto would be limited, and we would not be able to generate product revenues successfully. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Jelmyto will be harmed.*

None of the members of our sales force had ever promoted Jelmyto prior to its launch in June 2020. In addition, Jelmyto is the first drug approved by the FDA for the treatment of low-grade UTUC. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing Jelmyto for the treatment of low-grade UTUC to physicians and nurses. In addition, we must train our sales force to ensure that a consistent and appropriate message about Jelmyto is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of Jelmyto and its proper administration, our efforts to successfully commercialize Jelmyto could be put in jeopardy, which would negatively impact our ability to generate product revenues.

Additionally, in light of the COVID-19 pandemic, we have developed digital materials and programs for our sales force to use in order to engage virtually with their target physicians when in-person engagement is not safe or feasible. Beginning in the second quarter of 2021, our sales representatives have been able to engage in higher levels of in-person physician interaction than they were previously during the pandemic. However, there can be no assurance that our sales representatives will continue to have in-person access to physicians as a result of the ongoing evolution of the COVID-19 pandemic (including the emergence of variants, such as the Delta variant), or that digital materials and virtual engagement will be effective at growing and sustaining prescription levels of Jelmyto. Disruptions in the prescription volume of Jelmyto could also occur:

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

The market opportunities for Jelmyto and our product candidates may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.*

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We are designing our lead product candidates with the goal of replacing surgery as the standard of care for certain urothelial cancers. However, there is no guarantee that our product candidates, if approved, would be approved for first-line or even later lines of therapy, and that prior to any such approvals, we will not have to conduct additional clinical trials.

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

•

proper education of physicians or nurses for the skillful administration of our approved product, Jelmyto, and UGN-102, if approved, and development of a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events; and

•

the effectiveness of our sales and marketing efforts, especially the success of any targeted marketing efforts directed toward physicians and clinics and any direct-to-consumer marketing efforts we may initiate.

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

Our ability to market Jelmyto and any of our product candidates that receive marketing approval is and will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.*

Jelmyto is indicated for adult patients with low-grade upper tract urothelial cancer. We are currently developing UGN-102, UGN-201 and UGN-301 for the treatment of various forms of bladder cancer. The FDA and other applicable regulatory agencies will restrict our ability to market or advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop and, if approved, promote and commercialize new treatment indications for our products in the future, but we cannot predict when or if we will receive the regulatory approvals required to do so. Failure to receive such approvals will prevent us from promoting or commercializing new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102 and UGN-201 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102 and UGN-201, if approved. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers and with single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102 or UGN-201 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-201 and UGN-301 for our nonclinical studies, clinical trials and commercial use, should our drug candidates receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd., or Teva, as our single-source supplier of mitomycin active pharmaceutical ingredient, or API, for Jelmyto and UGN-102. We rely on Cenexi-Laboratoires Thissen s.a., and Isotopia Molecular Imaging Ltd. as our sole suppliers for the mitomycin and gel contained in Jelmyto and UGN-102, respectively. We also currently depend on a single source supplier for imiquimod for UGN-201. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto. We do not have any control over the availability of raw materials. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

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

While we currently have over 12 months of mitomycin API and/or Jelmyto finished product on hand to continue our commercial and clinical operations as planned, depending on the duration of the COVID-19 pandemic and whether further disruptions occur, we may face such delays or costs in future years. Although we believe we have sufficient quantities of mitomycin API for planned manufacturing operations during 2021, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from the ongoing COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto for commercial sales and our product candidates for our clinical trials and research and development operations.

In addition, before we can begin to commercially manufacture any product candidate that receives regulatory approval in the future other than Jelmyto, whether in a third-party facility or in our own facility, once established, we must obtain regulatory approval from the FDA for our manufacturing process and facility in order to sell such products in the United States. A manufacturing authorization would also have to be obtained from the appropriate European Union regulatory authorities in order to sell such products in the European Union. In order to obtain approval, we will need to ensure that all of the processes, methods and equipment of such manufacturing facilities are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any vendors, contract laboratories or suppliers are found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.

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

Failure to obtain marketing approval in international jurisdictions would prevent our approved product, Jelmyto, and our product candidates from being marketed abroad.*

In order to market and sell our products in the European Union and other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. Regulatory approval processes outside the United States generally include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be commercialized in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing approvals and may not receive the necessary approvals to commercialize our product candidates in any particular market. For example, have entered into an exclusive license agreement with Neopharm Ltd., pursuant to which Neopharm is leading the process for seeking regulatory approval of Jelmyto in Israel. Neopharm initiated the regulatory approval process in June 2021. Although the submission is supported by the results from our Phase 3 OLYMPUS trial, there can be no assurance that Jelmyto will be approved for marketing in Israel in the timeframe we expect, or at all. Even if Jelmyto is approved for marketing in Israel, there can be no assurance that it will achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.

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

We have recently increased the size of our organization and will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of June 30, 2021, we had 190 employees, of whom 42 are based in Israel and 148 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any of our other products we develop. *

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and face or will face an even greater risk with the commercialization of Jelmyto or any other investigational product candidate that receives marketing approval. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of products we may develop. We currently carry general clinical trial product liability insurance in an amount that we believe is adequate to cover the scope of our ongoing clinical programs. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. As a result of receiving marketing approval of Jelmyto, we have expanded our insurance coverage to include the commercialization of Jelmyto; however, we may be unable to continue to obtain this liability insurance on commercially reasonable terms and such insurance may be insufficient to cover our exposure. In addition, if and when we obtain approval for marketing UGN-102 or any other product candidate, we intend to further expand our insurance coverage to include the commercialization of UGN-102 or any other approved product; however, we may be unable to obtain this additional liability insurance on commercially reasonable terms.

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

If our security measures are compromised, or our information technology systems or those of our vendors, and other relevant third parties fail or suffer security breaches, loss or leakage of data, and other disruptions, this could result in a material disruption of our drug development program, compromise sensitive information related to our business, harm our reputation, trigger our breach notification obligations, prevent us from accessing critical information, and expose us to liability or other adverse effects to our business.*

In the ordinary course of our business, we may collect, process and store proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. We face several risks relative to protecting the security, confidentiality, integrity and availability of this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third-party service providers who handle elements of our operations and data processing.

We, our CROs and other contractors, consultants, and other third parties on which we rely, depend on information technology, telecommunication systems and data processing for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Notwithstanding the implementation of security measures, these information technology systems are potentially vulnerable to breakdown, service interruptions, system malfunction, natural disasters, fire, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third-party vendors, contractors, consultants, business partners, or third parties, or from cyber-attacks by malicious third parties (including the deployment of malware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our information technology, telecommunication systems and data, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, ransomware attack victims may prefer to make payment demands, but if we were to be a victim of such an attack, we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or disruption of our systems and networks or the systems or networks of third parties  that support us. Despite the security controls we have in place, such attacks are difficult to avoid. We may not be able to anticipate all types of security threats, and we may not be able to implement preventative measures effective against all such security threats. Any such breach or interruption could compromise our networks and the information stored there could be accessed by parties, manipulated, publicly disclosed, lost, or stolen. Any event that leads to unauthorized access, use or disclosure of personal information could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign equivalents, subject us to mandatory corrective action, which could result in significant costs and reputational damage or otherwise have an adverse effect on our business.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic.*

A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The continued spread of COVID-19 and the measures taken or that may be taken by various governments could disrupt the supply chain of material needed for our product candidates and our approved product, Jelmyto, interrupt healthcare services, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our product candidates and have a material adverse effect on our business, financial condition and results of operations. In addition, we and many of our potential customers and partners worldwide have in the past and may in the future be subject to stay-at-home orders as a result of the COVID-19 pandemic. In addition, our ongoing commercial launch of Jelmyto and subsequent commercialization activities could be hindered by the COVID-19 pandemic, although we are currently not able to predict or quantify any such potential impact with any degree of certainty. However, the worldwide spread of the COVID-19 virus has previously resulted and may in the future result in a varying degrees of interruption or slowdown of economic activity, thereby impacting demand for a broad variety of goods and services, including potentially for Jelmyto, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained.

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

Additionally, during most of the COVID-19 pandemic, our sales force has had physical access to hospitals, clinics, healthcare providers and pharmacies curtailed, which we believe has affected our sales to date and may in the future have a material adverse effect on our future sales. Beginning in the second quarter of 2021, our sales representatives have been able to engage in higher levels of in-person physician interaction than they were previously during the pandemic. However, there can be no assurance that our sales representatives will continue to have in-person access to physicians as a result of the ongoing evolution of the COVID-19 pandemic (including the emergence of variants, such as the Delta variant). In addition, while we have developed digital materials and programs for our sales force to use in order to engage virtually with their target physicians when in-person engagement is not safe or feasible, digital materials and virtual engagement may not be effective at growing and maintaining prescription levels of Jelmyto. Additionally, patients who are currently using Jelmyto or who are eligible to use Jelmyto, may be unable to meet with their healthcare providers in person, which may reduce the number of prescription refills or new patient starts, affecting our revenues both in our currently approved indication and potentially impacting our anticipated launches in other indications, if approved.

Moreover, the COVID-19 pandemic continues to evolve, including as a result of the emergence of SARS-CoV-2 variants, and the extent to which the COVID-19 pandemic may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this report.

Certain of our clinical trials and other significant operations are located outside of the U.S. and, therefore, our results may be adversely affected by geopolitical, economic and military instability.*

Certain of our clinical trials are operated outside of the U.S. and if any of these current or future trials or the related facilities were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemic, power outages or otherwise, or if performance of our clinical trials are disrupted for any other reason, such an event could cause significant development and product delays. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.*

We currently dedicate certain resources to comply with numerous laws and regulations in each jurisdiction in which we operate outside of the U.S. Our business activities in these foreign countries may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the SEC and U.S. Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our product in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $128.5 million and $105.1 million for the years ended December 31, 2020 and 2019, respectively. For the six months ended June 30, 2021 and 2020, we reported net losses of $52.2 and $69.1 million, respectively. As of June 30, 2021, we had an accumulated deficit of $408.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of June 30, 2021, we had cash and cash equivalents and marketable securities of $129.3 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses. During the second quarter of 2020, we sold 700,000 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million. In March 2021, we announced a transaction with RTW Investments (“RTW”) totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return of the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved.

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

Covenants under our Pre-Paid Forward Contract with RTW restrict our ability to borrow additional capital.*

In March 2020, we entered into a Pre-Paid Forward Contract (the “Forward Contract”) with RTW, pursuant to which we are obligated to make tiered cash payments to RTW, based on the worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-102 (together, the “Products”), subject to an aggregate revenue cap of $300 million.

Until the earlier of such time that (i) our aggregate worldwide annual net product sales of the Products reach a certain threshold or (ii) our market capitalization reaches a certain threshold, (a) we have granted RTW a security interest in the Products and the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to the Products (the “Product Collateral”), (b) we are subject to a negative pledge in respect of the Product Collateral and (c) we may not incur additional indebtedness secured by Product Collateral without such secured debt provider entering into a intercreditor agreement with RTW. Upon the occurrence of an insolvency event, as defined in the Forward Contract, any remaining payment obligations under the Forward Contract will be automatically accelerated.

The Forward Contract requires us to use a significant portion of our cash flow to make payment to RTW, limits our ability to borrow additional funds for working capital, capital expenditures or other general business purposes, limits our flexibility to plan for, or react to, changes in our business and industry, places us at a competitive disadvantage compared to our competitors not subject to similar restrictions and increases our vulnerability to the impact of adverse economic industry conditions.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear any such challenges, other litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Additionally, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump Administration  used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump Administration announced several executive orders related to prescription drug pricing that attempted to implement several of the Administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of President Trump’s importation executive order announced in July 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

In the United States, Orphan Drug Designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has Orphan Drug Designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. Although the FDA has granted orphan drug exclusivity to Jelmyto for the treatment of UTUC, we may not receive orphan drug exclusivity for any of our other product candidates that have received orphan designation.

Although the FDA has granted Orphan Drug Designation to Jelmyto and UGN-201 for treatment of UTUC and CIS, respectively, we may not receive Orphan Drug Designation for any of our other product candidates. If our competitors are able to obtain orphan drug exclusivity for their products that are the same or similar to our product candidates before our drug candidates are approved, we may not be able to have competing product candidates approved by the FDA for a significant period of time. Any delay in our ability to bring our product candidates to market would negatively impact our business, revenue, cash flows and operations.

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

Our operations are also subject to the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members to CMS, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives made during the previous year. We may also be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, drug pricing, and/or state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidelines promulgated by the federal government. Certain state and local laws also require the registration of pharmaceutical sales representatives.

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

We are subject to stringent and changing privacy and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.*

We are or may become subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our contractual obligations to customers and third parties related to privacy, data protection and data security.

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

Moreover, many foreign laws, including the GDPR and data protection laws in the United Kingdom and Switzerland, impose restrictions on the transfer of personal information to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. A decision by the Court of Justice of the European Union (the “Schrems II” ruling), however, has invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of personal data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal data from the UK to the U.S. If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe. Inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense. In June 2021, the European Commission adopted new SCCs under the GDPR for transfers of personal data outside the EEA to countries that the European Commission has not deemed to provide an adequate level of protection for such personal data. If we elect to rely on the new SCCs for personal data transfers out of Europe, we may be required to expend significant resources to update our contractual arrangements and to meet the obligations the new SCCs impose; for example, we may be required to conduct transfer impact assessments for such cross-border personal data transfers and implement additional security measures. Moreover, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws that require local data residency, which could increase the cost and complexity of operating our business.

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, California enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, and expand the types of data breaches subject to the CCPA’s private right of action. Additionally, Virginia recently passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal information. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Complying with these various laws, regulations and other obligations related to data privacy and protection could require us to incur substantial costs, take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, require us to change our business practices and compliance procedures in a manner adverse to our business, or, in some cases, impact our ability to operate in certain jurisdictions. The actual or perceived failure by us, our customers, our vendors, or other relevant third parties to address or comply with these laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines, civil or criminal penalties, private litigation, cause regulators to reject, limit or disrupt our clinical trial activities, harm our reputation, and otherwise cause a material effect on our business, financial condition, and results of our operations. Moreover, inability to import personal information to the United States or other countries may disrupt or require us to change our business practices, interrupt our business operations, including clinical trials, and otherwise have a material financial impact on our business.

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

•delays between our expenditures to develop and market new or enhanced product candidates and the generation of sales from those products;

•developments concerning intellectual property rights;

•the announcement of, or developments in, any litigation matters, including any product liability claims related to Jelmyto or any of our product candidates;

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

As of the date of this report, the holders of up to approximately 4.5 million ordinary shares are entitled to registration rights. In addition, our sale of additional ordinary shares or similar securities in order to raise capital might have a similar negative impact on the share price of our ordinary shares. A decline in the price of our ordinary shares might impede our ability to raise capital through the issuance of additional ordinary shares or other equity securities and may cause you to lose part or all of your investment in our ordinary shares.

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into a sales agreement with Cowen and Company, LLC pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on December 20, 2019, which was declared effective on January 2, 2020. As of June 30, 2021, we had sold 700,000 shares under the sales agreement for total gross proceeds of $16.6 million, leaving up to $83.4 million available for sale under the sales agreement.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), made many significant changes to the U.S. Internal Revenue Code of 1986, as amended, or the Code. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of June 30, 2021, we had 42 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of June 30, 2021, we had 190 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

10.1

UroGen Pharma Ltd. 2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on June 8, 2021).

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

UroGen Pharma Ltd.

August 4, 2021	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

August 4, 2021	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial Officer (Principal Financial and Accounting Officer)