Form 10-Q
period 2021-09-30
UroGen Pharma Ltd.
filed 2021-11-15
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, the registrant had 22,420,325 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$55,337	$52,864
Marketable securities	50,872	49,154
Restricted cash	1,226	1,226
Accounts receivable	7,784	7,047
Inventories	3,808	1,964
Prepaid expense and other current assets	6,113	3,364
Total current assets	125,140	115,619
Non-current assets:
Property and equipment, net	1,978	2,046
Restricted deposit	223	223
Right of use asset	1,418	2,158
Marketable securities	4,071	1,893
Other non-current assets	1,773	66
Total Assets	$134,603	$122,005
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expense	$11,062	$10,023
Employee related accrued expense	6,476	9,554
Other current liabilities	2,268	1,859
Total current liabilities:	19,806	21,436
Non-current liabilities:
Prepaid forward obligation	79,927	-
Long-term lease liability	616	1,497
Uncertain tax positions liability	2,717	2,717
Total Liabilities	103,066	25,650
Commitments and contingencies (Note 14)
Shareholders' equity:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 22,404,845 and 22,167,791 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	61	60
Additional paid-in capital	470,341	452,525
Accumulated deficit	(438,869)	(356,501)
Accumulated other comprehensive income	4	271
Total Shareholders' Equity	31,537	96,355
Total Liabilities and Shareholders' Equity	$134,603	$122,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$11,351	$3,461	$31,868	$3,833
Cost of revenue	1,244	309	3,568	357
Gross profit	10,107	3,152	28,300	3,476
Operating expense:
Research and development expense	11,923	10,211	34,560	34,905
Selling, general and administrative expense	21,624	22,065	66,117	68,056
Operating loss	(23,440)	(29,124)	(72,377)	(99,485)
Financing on prepaid forward obligation	(6,828)	—	(9,948)	—
Interest and other income, net	57	308	269	1,527
Loss before income taxes	(30,211)	(28,816)	(82,056)	(97,958)
Income tax expense	—	—	312	—
Net Loss	$(30,211)	$(28,816)	$(82,368)	$(97,958)
Statements of Comprehensive Loss
Net loss	$(30,211)	$(28,816)	$(82,368)	$(97,958)
Other comprehensive income
Unrealized (loss) gain on marketable securities	(41)	(268)	(267)	216
Comprehensive Loss	$(30,252)	$(29,084)	$(82,635)	$(97,742)
Net loss per ordinary share basic and diluted	$(1.35)	$(1.31)	$(3.69)	$(4.52)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	22,380,598	22,058,343	22,318,589	21,657,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of July, 1 2021	22,354,533	$61	$464,823	$(408,658)	$45	$56,271
Changes During the Three Months Ended September 30, 2021
Exercise of options into ordinary shares	50,312	—	3			3
Share-based compensation			5,515			5,515
Other comprehensive loss					(41)	(41)
Net loss				(30,211)		(30,211)
Balance as of September 30, 2021	22,404,845	$61	$470,341	$(438,869)	$4	$31,537

Balance as of July, 1 2020	22,001,296	$60	$438,999	$(297,159)	$760	$142,660
Changes During the Three Months Ended September 30, 2020
Exercise of options into ordinary shares	70,136	—	188			188
Share-based compensation			6,763			6,763
Other comprehensive loss					(268)	(268)
Net loss				(28,816)		(28,816)
Balance as of September 30, 2020	22,071,432	$60	$445,950	$(325,975)	$492	$120,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of January 1, 2021	22,167,791	$60	$452,525	$(356,501)	$271	$96,355
Changes During the Nine Months Ended September 30, 2021
Exercise of options into ordinary shares	237,054	1	60			61
Share-based compensation			17,756			17,756
Other comprehensive income					(267)	(267)
Net loss				(82,368)		(82,368)
Balance as of September 30, 2021	22,404,845	$61	$470,341	$(438,869)	$4	$31,537

Balance as of January 1, 2020	21,026,184	$57	$407,986	$(228,017)	276	$180,302
Changes During the Nine Months Ended September 30, 2020
Exercise of options into ordinary shares	345,248	1	690			691
Share-based compensation			21,499			21,499
Issuance of ordinary shares in public offering, net of issuance expense	700,000	2	15,775			15,777
Other comprehensive income					216	216
Net loss				(97,958)		(97,958)
Balance as of September 30, 2020	22,071,432	$60	$445,950	$(325,975)	$492	$120,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(82,368)	$(97,958)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	618	295
Accrued financing on prepaid forward obligation	8,583	—
Amortization on marketable securities	343	386
Share-based compensation	17,756	21,499
Amortization of right of use asset	704	1,134
Lease liability	(914)	(1,157)
Changes in operating assets and liabilities:
Inventory	(1,844)	(1,346)
Accounts receivable	(737)	(2,810)
Prepaid expense and other current assets	(2,749)	(3,261)
Other non-current assets	(1,573)	—
Accounts payable and accrued expense	1,032	(2,506)
Employee related accrued expense	(3,078)	1,080
Other current liabilities	(595)	—
Net cash used in operating activities	(64,822)	(84,644)
Cash Flows From Investing Activities
Purchases of marketable securities	(51,594)	(29,687)
Sales of marketable securities	2,463
Maturities of marketable securities	44,625	74,503
Purchases of property and equipment	(550)	(1,043)
Net cash (used in) provided by investing activities	(5,056)	43,773
Cash Flows From Financing Activities
Proceeds from prepaid forward arrangement	72,417	—
Proceeds from exercise of options into ordinary shares	61	651
Issuances of ordinary shares, net of issuance expense	—	15,853
Issuance cost related to at-the-market issuances	(127)	(55)
Net cash provided by financing activities	72,351	16,449
Increase (Decrease) in Cash and Cash Equivalents	2,473	(24,422)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	54,090	50,211
Cash, Cash Equivalents and Restricted Cash at End of Period	$56,563	$25,789
Supplemental Disclosures of Non-Cash Activities
Non-cash new lease liabilities	$(36)	$51
Non-cash issuance cost	$7	-
Exercise of options	$—	$40

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

UPL and UPI (together the “Company”) is a biopharmaceutical company focused on building and commercializing novel solutions that treat specialty cancers and urologic diseases. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, launching the Company’s first commercial product, Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101 and raising capital to support and expand these activities.

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

The Company has experienced net losses since its inception and has an accumulated deficit of $438.9  million and $356.5 million as of September 30, 2021 and December 31, 2020, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials.

The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan. Based on management’s cash flow projections the Company believes that its cash and cash equivalents and marketable securities are sufficient to fund the Company’s planned operations for at least the next 12 months. The Company anticipates that it will need to raise additional capital in the future. There can be no assurances that the Company will be able to secure such additional financing if at all, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $110.3 million as of September 30, 2021. The Company classifies its marketable securities as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

Property and equipment are depreciated over the following useful lives (in years):

Useful Lives
Computers and software	3
Laboratory equipment	3 - 6.5
Furniture	5 - 16.5
Manufacturing equipment	2

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

Note 4 – Other Financial Information

Accounts Payable and Accrued Expense

Accounts payable and accrued expense consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Accounts payable	$4,060	$3,271
Accrued sales reserves	847	382
Accrued clinical expense	2,504	1,359
Accrued research and development expense	1,406	1,356
Accrued selling, general and administrative expense	1,638	2,440
Accrued other expense	607	1,215
Total accounts payable and accrued expense	$11,062	$10,023

Interest and Other Income (Expense), Net

Interest and other income (expense) consisted of the following as of September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Interest income	$345	$1,719
Other finance (expense), net	(76)	(192)
Total interest and other income, net	$269	$1,527

Note 5 – Inventories

Inventories consist of the following as of  September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials(1)	$4,106	$1,051
Finished goods	1,275	913
Total inventories	$5,381	$1,964

(1)	$1.6 million of raw materials at September 30, 2021 are included within other non-current assets on the condensed consolidated balance sheets.

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of September 30, 2021 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	September 30,	Identical Assets	Inputs
	2021	(Level 1)	(Level 2)
Marketable securities:
US government	$19,401	$19,401	$—
Corporate bonds	12,349	—	12,349
Commercial paper	15,989	—	15,989
Money market funds(1)	35,924	35,924	—
Certificates of deposit	7,204	—	7,204
Total marketable securities	$90,867	$55,325	$35,542

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheets.

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

The Company’s in money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2021 and December 31, 2020.

Note 7 – Marketable Securities

The following table summarizes the Company’s marketable securities as of September 30, 2021 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Marketable securities:
US government	$19,399	$2	$—	$19,401
Corporate bonds	12,348	1	—	12,349
Commercial paper	15,988	1	—	15,989
Money market funds(1)	35,924	—	—	35,924
Certificates of deposit	7,204	—	—	7,204
Total marketable securities	$90,863	$4	$—	$90,867

(1)	Included within cash and cash equivalents on the condensed consolidated balance sheets

The Company classifies its marketable securities as available-for-sale and they consist of all debt securities. The amortized cost basis as of September 30, 2021 includes $0.1 million of accrued interest receivable. As of September 30, 2021 marketable securities were in a net unrealized gain position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  September 30, 2021, the aggregate fair value of marketable securities held by the Company in an unrealized loss position was $11.9 million which consisted of 13 securities. The unrealized loss was primarily driven by minor fluctuations in the fair value of corporate bonds. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  September 30, 2021, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit impairments were recognized in the period.

The Company’s marketable securities as of September 30, 2021 mature at various dates through February 2022. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Maturities within one year	$86,797	$88,898
Maturities after one year through three years	4,070	1,893
Total marketable securities	$90,867	$90,791

Note 8 – Property and Equipment

Property and equipment, consists of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory equipment	$355	$333
Computer equipment and software	2,024	1,676
Furniture	597	597
Leasehold improvements	617	609
Manufacturing equipment	398	226
	3,991	3,441
Less: accumulated depreciation and amortization	(2,013)	(1,395)
Property and equipment, net	$1,978	$2,046

Depreciation and amortization expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2021 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds.

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

In May 2021, following the receipt of necessary regulatory approvals, the Company received the $75.0 million prepaid forward payment ($72.4 million net of transaction costs) from RTW and recognized an associated prepaid forward obligation liability. The subsequent measurement for the liability follows the accounting principles as defined in ASC 835-30, “Imputation of Interest”; each period the Company makes a payment to RTW, and recognizes expense related to financing on the prepaid forward obligation based on an imputed rate derived from the expected future payments. The Company uses a prospective approach for reassessing the effective rate in which a new rate is computed each period based on the current carrying value of the obligation and the revised estimated future payments. Changes in future payments from previous estimates are included in the future financing expense on a prospective basis. The Company does not expect to make any principal payments in the next 12 months.

The following table shows the activity with respect to the carrying value of the prepaid forward liability, in thousands:

Prepaid forward obligation at closing of RTW Transaction	$75,000
Capitalized closing costs	(2,583)
Financing on prepaid forward obligation	9,948
Amounts paid and payable	(2,438)
Carrying value of prepaid forward obligation as of September 30, 2021	$79,927

Note 10 – Leases

Operating Leases

The Company has the following office and laboratory facility leases:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, UPL utilized the agreement extension option and extended the rent period for additional three years until August 2022.

•

In September 2017, UPI entered into a new lease agreement for its office space in New York, which the Company previously used as its headquarters. The lease agreement commenced in October 2017 and terminated in February 2021.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.7 million as of September 30, 2021. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.5 million as of September 30, 2021. The Company accounts for the sublease as on operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The main lease was considered for impairment and the amount was determined to be immaterial.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 and the lease term is 38 months. The Company’s remaining contractual obligation under this lease is approximately $0.7 million as of September 30, 2021.

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

The components of lease cost for the three and nine months ended September 30, 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$259	$424	$786	$1,282
Sublease income	(56)	(56)	(168)	(168)
Variable lease cost	15	28	51	114
	$218	$396	$669	$1,228

The amounts recognized as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30,	December 31,
	2021	2020
Right of use asset	$1,418	$2,158
Long-term lease liabilities	616	1,497
Other current liabilities	1,133	1,202

As of September 30, 2021, no impairment losses have been recognized to date.

Supplemental information related to leases for the nine months ended September 30, 2021 is as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,734
Right-of-use assets obtained in exchange for new operating lease liabilities	135
Weighted-average remaining lease term of operating leases (in years)	1.68
Weighted-average discount rate of operating leases	5.51%

Subleases

As of September 30, 2021, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis were as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2021	$59
2022	243
2023	251
2024	49
2025 and thereafter	—
$602

Sublease income is recognized net within operating expense. Sublease income for the three and nine months ended September 30, 2021 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Sublease income from fixed lease payments	$56	$56	$168	$168

Note 11 – Revenue From Product Sales

Net product sales consist of the following for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Jelmyto	$11,351	$3,461	$31,868	$3,833

Note 12 – License and Collaboration Agreements

Allergan/AbbVie Agreement

In October 2016, the Company entered into a license agreement with Allergan (the "Allergan/AbbVie Agreement") and granted Allergan (now part of AbbVie) an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins (including BOTOX®), alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder who cannot use or do not adequately respond to anticholinergics.

In October 2017, Allergan commenced a Phase 2 clinical trial of BOTOX/RTGel for the treatment of OAB, with the potential to evolve from multiple injections of BOTOX into the bladder to a single instillation of the novel formulation. In August 2020, the Company announced that the Phase 2 APOLLO trial did not meet the primary endpoint. The data suggested that this result may have been due to BOTOX not effectively permeating the urothelium. Over the past year, the Company has been in discussions with AbbVie to determine whether other products in their portfolio would be complementary with RTGel. Based on this review, the Company determined that there was limited interest to pursue combinatorial products, and therefore, have terminated the relationship in order to allow for maximum flexibility for the RTGel intellectual property.

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

MD Anderson Agreement

In January 2021, the Company announced that it entered into a three-year strategic research collaboration agreement with MD Anderson focusing on UGN-302 as an investigational treatment for high-grade NMIBC. Under the agreement, MD Anderson and the Company will collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. The Company will provide funding, developmental candidates, and other support. Pursuant to the agreement, the Company makes bi-annual payments to MD Anderson to fund the collaboration. As of September 30, 2021, the Company has made payments to MD Anderson of $500,000 recognized evenly over the associated period through research and development expense.

Note 13 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of September 30, 2021 and December 31, 2020. The Company had 22.4 million and 22.2 million ordinary shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

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

Employees are typically granted stock options and/or restricted stock units ("RSUs"), upon commencement of employment. Also, eligible employees may receive an annual grant of options or RSUs. Non-employee members of the Board typically receive a grant of stock options and/or RSUs annually. The term of any option granted under the Plan cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s ordinary shares on the grant date, and generally vest over a period of three years. If the individual possesses more than 10% of the combined voting power of all classes of equity of the Company, the exercise price shall not be less than 110% of the fair market value of an ordinary share on the date of grant.

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

In May 2019, the Company adopted the UroGen Pharma Ltd. 2019 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, the Company is authorized to issue up to 900,000 ordinary shares pursuant to awards issued under the Inducement Plan. The only persons eligible to receive grants of Awards (as defined below) under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. Under the Inducement Plan, an “Award” is a nonstatutory stock option, RSU or other right to receive ordinary shares pursuant to the Inducement Plan.

As of September 30, 2021, 3,587,774 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 1,362,156 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development expense	$971	$1,519	$3,119	$5,032
Selling, general and administrative expense	4,544	5,244	14,637	16,467
	$5,515	$6,763	$17,756	$21,499

The total unrecognized compensation cost of options and RSUs at September 30, 2021 is $22.9 million with a weighted average recognition period of 1.76 years.

Note 15 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of September 30, 2021, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2020, 2019 and 2018, and for the nine months ended September 30, 2021. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $2.7 million as of September 30, 2021, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2021, the Company’s liability for uncertain tax positions includes $0.7 million of interest and penalties accrued during 2020.

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

Note 16 – Related Parties

There were no related party transactions for the nine months ended September 30, 2021 or 2020.

Note 17 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2021 and December 31, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Grants from the Israeli Innovation Authority in Israel (“IIA”)

The Company has received grants from the IIA for research and development funding. Up until 2007, the IIA participation in the funding of the Company’s operations was by grants provided to Granot Ventures, a government supported technology incubator, as part of the Israeli Ministry of Industry and Commerce Director General Directive 8.2. Since 2008, the funding was provided directly to the Company.

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

Note 18 – Subsequent Events

See Note 12 for discussion related to the Allergan/AbbVie Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”), which was filed with the SEC on March 18, 2021. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, ureters and kidneys. In the United States, there are approximately 6,000 - 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. Prior to Jelmyto, the current standard of care included endoscopic resection(s) and radical nephroureterectomy, which involves the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery. We are focused on changing the way urothelial cancers are treated, an area in which there has been no significant advancements in recent years. Jelmyto is the first drug therapy of its kind, providing an alternative to endoscopic resection(s) and/or radical nephroureterectomy.

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. Currently, we have a commercial team comprising a field force of approximately 46 territory business managers with deep experience in both urology and oncology. The territory business managers are led by seven regional business managers. Each region is supported by a Clinical Nurse Educator to provide education around instillation, as well as a Field Reimbursement Manager to help ensure access and reimbursement for appropriate patients. In addition, our organization includes seven medical science liaisons who appropriately engage, both in person and virtually, with physicians interested in learning more about UroGen, Jelmyto and our technology.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payors. The majority of large commercial plans have policies in place, covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration safe and seamless for practitioners and patients, including entering into an agreement with a major national pharmacy under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture on our behalf. In October 2020, a Medicare C-Code was issued for Jelmyto. Centers for Medicare & Medicaid Services established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021, and replaced the C-Code.

UGN-102

We are evaluating the safety and efficacy of UGN-102, our novel sustained-release intravesical formulation of mitomycin, for the treatment of low-grade intermediate risk NMIBC.

We have shared final topline data from the Phase 2b OPTIMA II trial for our lead product candidate, UGN-102, in patients with low-grade intermediate risk NMIBC, defined as those with one or two of the following criteria: multifocal disease, large tumors and rapid rates of recurrence. The single-arm, open label trial completed enrollment of 63 patients at clinical sites across the United States and Israel in September 2019. Patients were treated with six weekly instillations of UGN-102 and underwent assessment of CR (the primary endpoint) four to six weeks following the last instillation. The interim data were also published as a supplement to the April 2020 issue of The Journal of Urology. The final topline data were published online in The Journal of Urology in October 2021 and will also be included in the January 2022 print edition.

In October 2021, we reported final topline data consistent with our previous reports showing that 65%, or 41 out of 63 patients, treated with UGN-102 achieved a complete response three months after the start of therapy. In this subset of patients, 39 (95%), 30 (73%), and 25 (61%) remained disease-free at 6, 9, and 12 months after treatment initiation, respectively. The probability of durable response nine months after CR (12 months after treatment initiation) was estimated to be 72.5% by Kaplan-Meier analysis. Thirteen patients had documented recurrences. 57 of 63 (90%) patients completed all six instillations of UGN-102 according to study protocol. Median duration of response was not reached. The most common adverse events, greater than 10%, were most often reported as mild to moderate in severity and include dysuria, hematuria, urinary frequency, fatigue, urgency and urinary tract infection.

Urothelial cancer, which is comprised of bladder cancer and UTUC, affects a large, and what we believe to be, an underserved patient population. Annual expenditures for Medicare alone in the United States for the treatment of urothelial cancer were estimated to be at least $5.0 billion in 2020. The majority of the expenditures are spent on tumor resection surgeries such as transurethral resection of bladder tumor ("TURBT"). The prevalence of bladder cancer in the United States based on most recently published data was approximately 724,000 and estimated 2021 annual incidence of bladder cancer was approximately 85,000. We estimate based upon a review of peer-reviewed literature and publicly available data that there are approximately 80,000 low-grade intermediate risk NMIBC patients in the U.S. annually. We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of low-grade intermediate risk NMIBC patients.

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

We initiated the Phase 3 ATLAS trial in December 2020 and unil recently had been enrolling patients in this trial assessing UGN-102 with or without TURBT compared to standard of care. In parallel, we have continued to engage in discussions with the FDA and, based on this dialogue, have designed an alternative trial in order to demonstrate the efficacy and safety of UGN-102. This new streamlined Phase 3 trial will be a single-arm, multinational, multicenter study evaluating the efficacy and safety of UGN-102 as primary chemoablative therapy in patients with low-grade intermediate risk NMIBC. The design for this new trial will be similar to our Phase 2 OPTIMA II trial in that the patient population will have the same clinical characteristics, receive the same treatment regimen and undergo the same efficacy and safety assessments and qualitative follow-up. This study will also require fewer patients than the ATLAS study. As a result of this new study, we have stopped enrollment in the Phase 3 ATLAS study, however, we have allowed all consented patients to complete screening and, if eligible, to be randomized, and will continue to follow all randomized patients for the duration of the trial in order to gather data and insights in our evaluation of UGN-102 as a primary therapy in the treatment of low-grade intermediate risk NMIBC. We anticipate enrollment for the new Phase 3 trial to begin the first quarter of 2022.

UGN-301

Our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as a combination therapy with multiple potential agents. UGN-301, an immune checkpoint inhibitor, is delivered using our proprietary RTGel platform to increase dwell time, which has been shown to significantly improve the effectiveness of intravesical therapy.

Our initial non-clinical studies involve the sequential use of UGN-201 (imiquimod), a toll-like receptor-7 ("TLR 7") agonist, and UGN-301, as an investigational treatment for high-grade non-muscle invasive bladder cancer (high-grade NMIBC). UGN-201 is a proprietary novel, liquid formulation of imiquimod, a generic TLR 7 agonist, which has been evaluated for the treatment of high-grade NMIBC, which may include carcinoma in situ ("CIS"). Toll-like receptor agonists play a key role in initiating the innate immune response system. We believe that the combination of UGN-201 with UGN-301 could represent a valid alternative to the current standard of care for the post-TURBT adjuvant treatment of high-grade NMIBC. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab, an anti-CTLA-4 antibody, via intravesical delivery in combination with UGN-201 for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

Our Research and Development and License Agreements

Allergan/AbbVie Agreement

In October 2016, we entered into the Allergan/AbbVie Agreement and granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins including BOTOX. The license grants the exclusivity for the RTGel and clostridial toxins including BOTOX alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder ("OAB") who cannot use or do not adequately respond to anticholinergics.

In October 2017, Allergan commenced a Phase 2 clinical trial of BOTOX/RTGel for the treatment of OAB, with the potential to evolve from multiple injections of BOTOX into the bladder to a single instillation of the novel formulation. In August 2020, we announced that the Phase 2 APOLLO trial did not meet the primary endpoint. The data suggested that this result may have been due to BOTOX not effectively permeating the urothelium. Over the past year, we have been in discussions with AbbVie to determine whether other products in their portfolio would be complementary with RTGel. Based on this review, we determined that there was limited interest to pursue combinatorial products, and therefore, have terminated the relationship in order to allow for maximum flexibility for the RTGel intellectual property.

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

For additional information regarding our research and development and license agreements, see Note 12 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Impact of COVID-19 Pandemic

In the event of a prolonged disruption related to COVID-19, there could be detrimental impact to our ongoing and future clinical trials, our ongoing commercial launch and future commercialization activities for Jelmyto, and our ability to access capital markets.

During the first quarter 2021, the staged vaccination rollout in the U.S. prioritized health-care workers, certain other essential workers and high-risk populations, which generally included individuals in their 60s and 70s, and individuals with certain underlying medical conditions. According to the Centers for Disease Control and Prevention, as of the end of October 2021, approximately 85% of people over age 65 in the U.S. have been fully vaccinated to protect against COVID-19. However, as circumstances evolve, in particular related to the emergence of variants, it will be important to understand potential impacts to patients and the hospital system, and the ability for patients to access Jelmyto. Through the third quarter of 2021, we have experienced reduced or limited access to surgery centers and clinics, particularly in regions of the U.S. that have continued to be heavily impacted by COVID-19. While it is difficult to predict the impact of the ongoing COVID-19 pandemic, including associated variants, on our business and the healthcare industry, we continue to monitor the evolving COVID-19 situation, and the potential further impacts that the pandemic and related government response may have on our business throughout the remainder of 2021 and beyond.

Components of Operating Results

Revenue

During the three and nine months ended September 30, 2021 we recognized $11.4 million and $31.9 million of revenue, respectively from sales of our product, Jelmyto.

Cost of Revenue

Cost of revenue consists primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense.

Research and Development Expense

Research and development expense, net consists primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;

•	expense incurred under agreements with third parties, including clinical research organizations (“CROs”), subcontractors, suppliers and consultants, nonclinical studies and clinical trials;

•	expense incurred to acquire, develop and manufacture nonclinical study and clinical trial materials;

•	expense incurred to purchase active pharmaceutical ingredient (“API”) in support of R&D activities and other related manufacturing costs; and

•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (the “R&D Law”), from the Israel Innovation Authority in Israel (the “IIA”), an independent and impartial public entity, for some of our development programs. Through September 30, 2021, we had received grants in the aggregate amount of $2.1 million. On January 12, 2020, the IIA approved the Company’s request to unwind its obligation to the IIA regarding grants that were loaned to the Company between January 2004 and September 2016. The total payment under the IIA approval, net of the royalties already paid, amounts to $6.6 million, which was fully paid during the first quarter of 2020. See Note 17 to the condensed consolidated financial statements included in this Quarterly Report for additional information.

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

Selling and Marketing Expense

To date, selling and marketing expense consists primarily of commercial personnel costs (including share-based compensation) along with pre-commercialization and initial commercialization activities related to Jelmyto, formerly known as UGN-101. We anticipate that our selling and marketing expense remain relatively consistent for the remainder of 2021, and increase going forward as we increase headcount in relation to the continued commercialization of Jelmyto.

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

We anticipate that our general and administrative expense will increase for the remainder of 2021 as a result of compensation related costs, and may also increase in the future to support the potential approval and commercialization of our product candidates and our continued research and development programs.

Financing on prepaid forward obligation

Financing on prepaid forward obligation is comprised of financing expense related to the RTW Transaction (as defined in Note 3 to our condensed consolidated financial statements included in this Quarterly Report).

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenue and expense incurred during the reported periods. In accordance with GAAP, we base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ from these estimates under different assumptions or conditions. We discussed the critical accounting policies used in the preparation of our financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report as well as in the Note 3 to the condensed consolidated financial statements included in this Quarterly Report.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue	$11,351	$3,461	$7,890
Cost of revenue	1,244	309	935
Gross profit	10,107	3,152	6,955
Operating expense:
Research and development	11,923	10,211	1,712
Selling and marketing	12,473	10,992	1,481
General and administrative	9,151	11,073	(1,922)
Total operating expense	33,547	32,276	1,271
Operating loss	(23,440)	(29,124)	5,684
Financing on prepaid forward obligation	(6,828)	—	(6,828)
Interest and other income, net	57	308	(251)
Loss before income taxes	(30,211)	(28,816)	(1,395)
Income tax expense	—	—	—
Net loss	$(30,211)	$(28,816)	$(1,395)

Revenue

Revenue was $11.4  million and $3.5  million for the three months ended September 30, 2021 and 2020, respectively. The increase in revenue of $7.9 million reflects the increased volume of sales of our product Jelmyto following its approval by the FDA in April 2020.

Cost of Revenue

Cost of revenue was $1.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense. We expect this to continue to impact cost of revenue through the second quarter of 2023 as we produce Jelmyto at costs reflecting the full cost of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 88.3% versus 89.0% for the three months ended September 30, 2021, if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expense

Research and development (R&D) expense was $11.9 million and $10.2 million for the three months ended September 30, 2021 and 2020, respectively. The overall increase of $1.7 million is primarily attributable to the launch of our Phase 3 ATLAS study for UGN-102 at the end of 2020, and development cost of UGN-301 partially offset by a decrease in R&D expense related to Jelmyto.

Selling and Marketing Expense

Selling and marketing expense was $12.5 million and $11.0 million for the three months ended September 30, 2021 and 2020, respectively. The increase in selling and marketing expense of $1.5 million is primarily attributable to higher brand marketing expense related to Jelmyto in 2021, including costs relating to advertising, development of marketing materials and promotional speaking programs and conferences..

General and Administrative Expense

General and administrative expense was $9.2 million and $11.1 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in general and administrative expense of $1.9 million resulted primarily from a decrease in compensation expenses in 2021.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $6.8 million and $0 for the three months ended September 30, 2021 and 2020, respectively. The cost in 2021 relates to the financing cost of the RTW Transaction which closed in May 2021.

Interest and Other Income, Net

Interest and other income, net was $0.1 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in interest and other income, net of $0.2 million was primarily due to lower interest earned on cash and marketable securities.

Comparison of the nine months ended September 30, 2021 and 2020

The following table sets forth our results of operations for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue	$31,868	$3,833	$28,035
Cost of revenue	3,568	357	3,211
Gross profit	28,300	3,476	24,824
Operating expense:
Research and development	34,560	34,905	(345)
Selling and marketing	35,418	34,398	1,020
General and administrative	30,699	33,658	(2,959)
Total operating expense	100,677	102,961	(2,284)
Operating loss	(72,377)	(99,485)	27,108
Financing on prepaid forward obligation	(9,948)	—	(9,948)
Interest and other income, net	269	1,527	(1,258)
Loss before income taxes	(82,056)	(97,958)	15,902
Income tax expense	312	—	312
Net loss	$(82,368)	$(97,958)	$15,590

Revenue

Revenue was $31.9 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in revenue of $28.1 million reflects the increased volume of sales of our product Jelmyto following its approval by the FDA in April 2020.

Cost of Revenue

Cost of revenue was $3.6 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense. We expect this to continue to impact cost of revenue through the second quarter of 2023 as we produce Jelmyto at costs reflecting the full cost of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 87.4% versus 88.8% for the nine months ended September 30, 2021 if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expense

R&D expense was $34.6 million and $34.9 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease of $0.3 million is primarily attributable to the one-time payment in the prior year of $6.6 million to unwind our obligation to the IIA and a decrease in compensation attributable to R&D employees, partially offset by higher R&D expense in 2021 related to the Phase 3 ATLAS study for UGN-102 which was initiated at the end of 2020.

Selling and Marketing Expense

Selling and marketing expense was $35.4 million and $34.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in selling and marketing expense of $1.0 million is primarily attributable to higher field sales force expenses related to Jelmyto.

General and Administrative Expense

General and administrative expense was $30.7 million and $33.7 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in general and administrative expense of $3.0 million resulted primarily from a decrease in compensation expenses in 2021.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $9.9 million and $0 for the nine months ended September 30, 2021 and 2020, respectively. The cost in 2021 relates to the financing cost of the RTW Transaction which closed in May 2021.

Interest and Other Income,  Net

Interest and other income, net was an $0.3 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in interest and other income, net of $1.2 million was primarily due to lower interest earned on cash and marketable securities.

Liquidity and Capital Resources

As of September 30, 2021, we had $110.3 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations for at least the next 12 months.

Through September 30, 2021, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangement with RTW Investments (“RTW”).

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

In March 2021, we entered into a prepaid forward agreement with RTW, pursuant to which RTW agreed to provide us with an upfront cash payment of $75.0 million to support the launch of Jelmyto and the development of UGN-102, and we agreed to provide RTW with tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. In May 2021, following the receipt of necessary regulatory approvals, we received the $75.0 million prepaid forward payment ($72.4 million net of transaction costs) from RTW.

We have incurred losses since our inception and negative cash flows from our operations, and as of September 30, 2021 we had an accumulated deficit of $438.9 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, including Jelmyto, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. There can be no assurances that the Company will be able to secure such additional financing if at all, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(64,822)	$(84,644)
Investing activities	(5,056)	43,773
Financing activities	72,351	16,449
Net change in cash and cash equivalents	$2,473	$(24,422)

Operating Activities

Net cash used in operating activities was $64.8 million during the nine months ended September 30, 2021, compared to $84.6 million during the nine months ended September 30, 2020. The $19.8 million decrease was attributable primarily to the decrease of $15.6 million in the net loss driven by revenue from sales of our product Jelmyto during the nine months ended September 30, 2021, as well as lower personnel related costs and the payment to the IIA during the nine months ended September 30, 2020.

Investing Activities

Net cash used in investing activities was $5.1 million during the nine months ended September 30, 2021, compared to $43.8 million provided by investing activities during the nine months ended September 30, 2020. The net decrease of $48.9 million is primarily related to a decrease in maturities of marketable securities, in addition to an increase in purchases of marketable securities as compared to the prior year.

Financing Activities

Net cash provided by financing activities was $72.4 million during the nine months ended September 30, 2021, compared to $16.4 million during the nine months ended September 30, 2020. The increase of $55.9 million is related to the receipt of $72.4 million of net proceeds from the RTW Transaction in the current year, as compared to net proceeds received from sales under the ATM Sales Agreement in 2020.

Off‑Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as defined under SEC rules.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. As of September 30, 2021 we had $110.3 million of cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but also invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on September 30, 2021, this change would not have had a material effect on the fair value of our cash and cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2021.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS. As a result, we are exposed to the risk that the New Israeli Shekel ("NIS") may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, although the dollar appreciated against the NIS in 2018 by 8.1%, the dollar depreciated against the NIS during 2019 and 2020 by a total of 14.2%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the first quarter of 2021, we began the process of implementing a new enterprise resource planning (“ERP”) system which is expected to improve the efficiency of certain financial and related transactional processes. This implementation is ongoing and affects the processes that constitute our internal control over financial reporting and requires testing for effectiveness. We expect to continue to enhance our finance systems and processes for automation and efficiency and strengthen internal control over financial reporting.

There were no further changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-201 and UGN-301 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102 and UGN-201, if approved, as well as UGN-301 if approved as a monotherapy or for any approved product that includes UGN-301. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102 , UGN-201 or UGN-301 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

If the launch or commercialization of Jelmyto is unsuccessful or perceived as disappointing, our share price could decline significantly and the long-term success of the product and our company could be harmed.

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

Additionally, in light of the COVID-19 pandemic, we have developed digital materials and programs for our sales force to use in order to engage virtually with their target physicians when in-person engagement is not safe or feasible. Beginning in the second quarter of 2021, our territory business managers have been able to engage in higher levels of in-person physician interaction than they were previously during the pandemic. However, there can be no assurance that our territory business managers will continue to have in-person access to physicians as a result of the ongoing evolution of the COVID-19 pandemic (including the emergence of variants), or that digital materials and virtual engagement will be effective at growing and sustaining prescription levels of Jelmyto. Disruptions in the prescription volume of Jelmyto could also occur:

•	if patients are physically quarantined or are unable or unwilling to visit healthcare providers;

•	if physicians restrict access to their facilities for a material period of time;

•	if healthcare providers prioritize treatment of acute or communicable illnesses over treatment of low-grade UTUC;

•	if pharmacies are closed or suffering supply chain disruptions;

•	if patients lose access to employer-sponsored health insurance due to periods of high unemployment; or

•	as a result of general disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for Jelmyto to be prescribed and reimbursed.

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

We are aware of several pharmaceutical companies that are developing drugs in the fields of urology and uro-oncology, such as Roche, Vyriad, GSK, Celgene, Samyang biopharma, Merck Sharp & Dohme Corp., Eleven biotherapeutics, Viralytics Limited, AADi, LLC, Biocancell Ltd., ImmunityBio, Seagen Inc., Steba Biotech Ltd., FKD Therapies Oy and Janssen. We do not know whether any potential treatments or indications that are competitors may be or are already developing, or plan to develop for low-grade UTUC or high-grade UTUC will be successful.

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

In addition, we face competition from existing standards of treatment, TURBT surgery for bladder cancer and radical nephroureterectomy. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care, which is first-line tumor surgical procedures. Generic mitomycin injectable drug products, while approved by FDA for gastric and pancreatic cancers, are neither approved for low-grade UTUC nor reconstituted with hydrogel as Jelmyto is, although they may be used off-label by physicians for the treatment of low-grade UTUC, as they have been prior to the approval of Jelmyto.

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

•

the FDA’s timely acceptance of our Investigational New Drug applications ("INDs"), for our product candidates. Without such IND acceptances, we will be unable to commence clinical trials in the United States;

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

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;

•	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

•	the FDA’s acceptance of the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is sufficient for approval;

•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practices ("cGMP");

•	the FDA’s acceptance of the manufacturing processes or facilities of third-party manufacturers with which we contract;

•	our ability to secure supply of the raw materials from TAPI (Teva Active Pharmaceutical Ingredients) or other suppliers for our product candidates to support clinical trials and commercial use;

•	Our ability to manufacture or secure finished product from third-party suppliers for product candidates, including UGN-102, if approved.

•	our ability to obtain, protect and enforce our intellectual property rights with respect to our product candidates; and

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

Many of these clinical, regulatory and commercial risks are beyond our control. Further, these risks and uncertainties impact all of our clinical programs that we pursue and have been amplified by the ongoing COVID-19 pandemic, as described below. Accordingly, we cannot assure you that we will be able to advance any more of our product candidates through clinical development, or to obtain additional regulatory approval of any of our product candidates. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would thus negatively impact our business, results of operations and prospects. Even if we receive approval of any of the product candidates in our pipeline or future product candidates, there is no assurance that we will be able to successful commercialize any of them.

To date we have only generated limited clinical data for our investigational product candidates.*

Positive results in nonclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3 clinical trials, after promising results in nonclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse effects. To date, our clinical trials and other programs have involved small patient populations and because of the small sample size, the results of these clinical trials may be subject to substantial variability and may not be indicative of future results. We initiated the Phase 3 ATLAS trial in December 2020 and until recently were enrolling patients in this trial assessing UGN-102 with or without TURBT compared to standard of care, TURBT. Following discussions with the FDA, we plan to initiate a new single-arm Phase 3 trial of UGN-102 in low-grade, intermediate-risk, non-muscle invasive bladder cancer in the first quarter of 2022. The design for this new trial will be similar to our Phase 2 OPTIMA II trial in that the patient population will have the same clinical characteristics, receive the same treatment regimen and undergo the same efficacy and safety assessments and qualitative follow-up. However, there can be no assurance that the new Phase 3 trial will have a higher probability of clinical or regulatory success notwithstanding similarities in its design to our Phase 2 OPTIMA II trial. If our clinical trials do not ultimately indicate that our product candidates are safe and effective for their intended use, the FDA may not approve any NDA that we may submit to market such product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. We do not know whether our ongoing and future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated for a variety of reasons, including failure to:

•	generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	obtain regulatory approval or feedback on trial design, in order to commence a trial;

•	identify, recruit and train suitable clinical investigators;

•	reach agreement on acceptable terms with prospective CROs and clinical trial sites, and have such CROs and sites effect the proper and timely conduct of our clinical trials;

•	obtain and maintain institutional review board, ("IRB"), approval at each clinical trial site;

•	identify, recruit, enroll and retain suitable patients to participate in a trial;

•	have a sufficient number of patients enrolled, complete a trial or return for post-treatment follow-up;

•	ensure clinical investigators and clinical trial sites observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites;

•	manufacture sufficient quantities at the required quality of product candidate for use in clinical trials; or

•	raise sufficient capital to fund a trial.

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

We may in the future enter into material collaborations with third parties for the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.*

We may utilize a variety of types of licensing, collaboration, distribution and other marketing arrangements with third parties to develop our product candidates and commercialize our approved product candidates, if any. We are not currently party to any such arrangement that we consider material. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Any collaborations that we enter into may pose a number of risks, including the following:

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

Collaborations may not lead to development or commercialization of product candidates in the most efficient manner, or at all, and may otherwise experience challenges. For example, in August 2020, we announced that the Phase 2 APOLLO trial under the Allergan/AbbVie Agreement did not meet the primary endpoint.  The data suggested that this result may have been due to BOTOX not effectively permeating the urothelium. In November 2021, the Allergan/AbbVie Agreement was terminated.

If any future material collaborations that we enter into, do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. All the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-201 and UGN-301 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102 and UGN-201, if approved, as well as UGN-301 if approved as a monotherapy or for any approved product that includes UGN-301. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers and with single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-201 or UGN-301 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-201 and UGN-301 for our nonclinical studies, clinical trials and commercial use, should our drug candidates receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd ("Teva"), as our single-source supplier of mitomycin active pharmaceutical ingredient, or API, for Jelmyto and UGN-102. We rely on Cenexi-Laboratoires Thissen s.a., and Isotopia Molecular Imaging Ltd. as our sole suppliers for the mitomycin and gel contained in Jelmyto and UGN-102, respectively. We also currently depend on a single source supplier for imiquimod for UGN-201. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto. We do not have any control over the availability of raw materials. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

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

We rely on third party transportation to deliver materials to our facilities and ship products to our customers. Transport operators are exposed to various risks, such as extreme weather conditions, natural disasters, work stoppages, personnel shortages, and operating hazards, as well as interstate and international transportation requirements. In addition, transport operators have been affected by the impact of the COVID-19 pandemic and related shipping crisis and backlog, which has led to increased shipping costs and supply chain disruptions that may impact our operations in the future.

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

We have recently increased the size of our organization and will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of September 30, 2021, we had 198 employees, of whom 44 are based in Israel and 154 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

We are exposed to the risk that our employees, independent contractors, clinical investigators, CROs, consultants and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct, breach of contract or other unauthorized activities that violate: FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws; buying or selling of our ordinary shares while in possession of material non-public information; or laws that require the reporting of financial information or data accurately.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.*

A pandemic, including the ongoing COVID-19 pandemic or other public health epidemics, poses the risk that we or our employees, contractors, suppliers, customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The continued spread of COVID-19 and the measures taken or that may be taken by various governments could disrupt the supply chain of material needed for our product candidates and our approved product, Jelmyto, interrupt healthcare services, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our product candidates and have a material adverse effect on our business, financial condition and results of operations. In addition, we and many of our potential customers and partners worldwide have in the past and may in the future be subject to stay-at-home orders as a result of the COVID-19 pandemic. In addition, our ongoing commercial launch of Jelmyto and subsequent commercialization activities could be hindered by the COVID-19 pandemic, although we are currently not able to predict or quantify any such potential impact with any degree of certainty. However, the worldwide spread of the COVID-19 virus has previously resulted and may in the future result in a varying degrees of interruption or slowdown of economic activity, thereby impacting demand for a broad variety of goods and services, including potentially for Jelmyto, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained.

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

Additionally, during most of the COVID-19 pandemic, our sales force has had physical access to hospitals, surgery centers, clinics, healthcare providers and pharmacies curtailed, which we believe has affected our sales to date and may in the future have a material adverse effect on our future sales. Beginning in the second quarter of 2021, our territory business managers have been able to engage in higher levels of in-person physician interaction than they were previously during the pandemic. However, there can be no assurance that our territory business managers will continue to have in-person access to physicians as a result of the ongoing evolution of the COVID-19 pandemic (including the emergence of variants). In addition, while we have developed digital materials and programs for our sales force to use in order to engage virtually with their target physicians when in-person engagement is not safe or feasible, digital materials and virtual engagement may not be effective at growing and maintaining prescription levels of Jelmyto. Additionally, patients who are currently using Jelmyto or who are eligible to use Jelmyto, may be unable to meet with their healthcare providers in person, which may reduce the number of prescription refills or new patient starts, affecting our revenues both in our currently approved indication and potentially impacting our anticipated launches in other indications, if approved.

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

Our business activities may be subject to the U.S. Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.*

We currently dedicate certain resources to comply with numerous laws and regulations in each jurisdiction in which we operate outside of the U.S. Our business activities in these foreign countries may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the SEC and U.S. Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our product in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $128.5 million and $105.1 million for the years ended December 31, 2020 and 2019, respectively. For the nine months ended September 30, 2021 and 2020, we reported net losses of $82.4 and $98.0 million, respectively. As of September 30, 2021, we had an accumulated deficit of $438.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of September 30, 2021, we had cash and cash equivalents and marketable securities of $110.3 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses. During the second quarter of 2020, we sold 700,000 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million. In March 2021, we announced a transaction with RTW totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return of the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved.

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

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity, convertible debt or debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as an ordinary shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring and distributing dividends, and may be secured by all or a portion of our assets.

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

Even if our patents do successfully issue, third parties may challenge the validity, enforceability or scope of such granted patents or any other granted patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Also, patents granted by the United States Patent and Trademark Office ("USPTO") may be subject to reexamination and other challenges.

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

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or the America Invents Act ("AIA"), was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business and financial condition.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for UGN-102 and our other product candidates by potentially decreasing the amount of nonclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that our product candidates are reformulations of existing drugs and, therefore, will not be treated as new chemical entities ("NCEs"), the submission of an NDA under the Section 505(b)(2) pathway does not preclude the FDA from determining that the product candidate that is the subject of such submission is an NCE and therefore not eligible for review under such regulatory pathway.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "ACA") laws intended, among other things, to broaden access to health insurance, improve quality of care, and reduce or constrain the growth of healthcare spending.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear any such challenges, other litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or a Joint Selection Committee, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2030, except for a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, the REFUND Act, which is included in the latest proposed infrastructure bill passed by the Senate, would require drug manufacturers to refund Medicare for any discarded drug that was packaged in a single-dose or single-use container, with the goal of reducing drug waste. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

Additionally, there have been several recent U.S. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump Administration  used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump Administration announced several executive orders related to prescription drug pricing that attempted to implement several of the Administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of President Trump’s importation executive order announced in July 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation Model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

We may be unable to obtain Orphan Drug Designation or exclusivity for future product candidates we may develop. If our competitors are able to obtain orphan drug exclusivity for their products that are for the same indication as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.*

Under the Orphan Drug Act of 1983, (the "Orphan Drug Act"), the FDA may designate a product as an orphan drug if it is intended to treat an orphan disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

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

Federal false claims laws, including the federal civil False Claims Act (the "FCA"), and civil monetary penalties law impose penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent or making a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. The FCA has been used to, among other things, prosecute persons and entities submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims.

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

The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), among other things, imposes civil and criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including public and private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their implementing regulations, impose, among other things, specified requirements on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their business associates as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms and required implementation of certain safeguards of such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways, may not have the same effect and may not be preempted by HIPAA, thus complicating compliance efforts.

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

Also, the FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We cannot assure you that our internal control policies and procedures will protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

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

For example, the European Union ("EU") has established its own data security and privacy legal framework, including but not limited to the European General Data Protection Regulation ("GDPR"), which imposes onerous and comprehensive privacy, data protection, and data security obligations onto data controllers and processors, and contains provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation. Our upcoming clinical trial will include sites in the EU, which will increase our exposure to potential liability under the GDPR. Penalties for non-compliance with the GDPR can be significant and include fines in the amount greater of €20 million or 4% of global turnover and restrictions or prohibitions on data processing, which could impair our ability to do business in the EU, interrupt our clinical trials, reduce demand for our services acnd adversely impact our business and results of operations. We anticipate that over time we may expand our business to include additional operations outside of the United States and Israel. With such expansion, we would be subject to increased governmental regulation in other countries in which we might operate, including the GDPR. Assisting our customers, partners, and vendors in complying with the GDPR or other foreign laws, or complying with such laws ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

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

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, California enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act ("CCPA"), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, proprovides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, and expand the types of data breaches subject to the CCPA’s private right of action. Additionally, Virginia recently passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal information. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government and other third-party payors are increasingly challenging the prices charged for health care products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. Although our experience to date has demonstrated coverage for Jelmyto, we cannot be sure that adequate coverage will be available for UGN-102 or our other product candidates, if approved, or, if coverage is available, the level of reimbursement will be adequate to make our products affordable for patients or profitable for us. In addition, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our product candidates.

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

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into a sales agreement with Cowen and Company, LLC pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on December 20, 2019, which was declared effective on January 2, 2020. As of September 30, 2021, we had sold 700,000 shares under the sales agreement for total gross proceeds of $16.6 million, leaving up to $83.4 million available for sale under the sales agreement.

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

If we are classified as a passive foreign investment company ("PFIC"), our U.S. shareholders may suffer adverse tax consequences.

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

Our tax treatment is subject to changes in tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, as well as tax policy initiatives and reforms related to the Organisation for Economic Co-Operation and Development’s ("OECD") Base Erosion and Profit Shifting ("BEPS Project"), the European Commission’s state aid investigations and other initiatives.

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

Under U.S. federal income tax law, federal net operating losses ("NOLs") incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards and other pre-change tax attributes to offset future its post-change income or taxes may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred for UroGen Pharma, Inc. If we undergo an ownership change, our ability to utilize NOLs and other tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our share ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of September 30, 2021, we had 44 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of September 30, 2021, we had 198 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our share price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

UroGen Pharma Ltd.

November 15, 2021	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

November 15, 2021	By:	/s/ Molly Henderson
Molly Henderson
Chief Financial Officer (Principal Financial and Accounting Officer)