Form 10-K
period 2021-12-31
UroGen Pharma Ltd.
filed 2022-03-21
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to ________________

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2021 totaled approximately $250.6 million based on the closing price for the registrant’s ordinary shares on that day as reported by the Nasdaq Stock Market LLC. Such value excludes ordinary shares held by executive officers, directors and certain entities affiliated with directors as of June 30, 2021.

As of February 21, 2022, there were 22,668,057 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this report.

III

PART I

INTRODUCTION

Unless otherwise indicated, “UroGen Pharma,” "UroGen," “the Company,” “our Company,” “we,” “us” and “our” refer to UroGen Pharma Ltd. and its subsidiary, UroGen Pharma, Inc.

UroGen RTGel and Jelmyto are trademarks of ours that we use in this Annual Report on Form 10-K (this "Annual Report"). This Annual Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to our trademark and tradenames. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

We maintain our books and records in U.S. dollars, and prepare our financial statements in accordance with accounting principles generally accepted in the United States, ("U.S. GAAP"), as issued by the Financial Accounting Standards Board ("FASB").

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report.

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

•	the clinical utility, potential advantages and timing or likelihood of regulatory filings and approvals of UGN-102 and our other product candidates;
•	our expectations regarding timing for application for and receipt of regulatory approval for any of our product candidates;
•	our ongoing and planned discovery and development of product candidates including UGN-201 and UGN-301;
•	our expectations regarding future growth, including our ability to develop, and obtain regulatory approval for, new product candidates;
•	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
•

our ability to maintain our existing collaboration and licensing arrangements and enter into and maintain other collaborations, licensing arrangements or in-license or acquire rights to other products, product candidates or technologies;

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

•	the impact of our research and development expenses as we continue developing investigational product candidates;
•	the future nonclinical and clinical development of licensed products, including the sequential use of UGN-201 and UGN-301, and their commercial opportunity; and
•	the impact of government laws and regulations.

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

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the U.S. Securities and Exchange Commission ("SEC") before making investment decisions regarding our ordinary shares.

•	We are highly dependent on the successful commercialization of our only approved product, Jelmyto.
• •

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto and any of our product candidates that receive regulatory approval.

Our indebtedness resulting from our Loan Agreement could adversely affect our financial condition or restrict our future operations.

•

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

•

We have entered into collaboration and licensing agreements and in the future may enter into collaboration and licensing arrangements with other third parties for the development or commercialization of our product candidates. If our collaboration and licensing arrangements are not successful, we may not be able to capitalize on the market potential of these product candidates.

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

•	Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.
•

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.

•

We will require additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

•

If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to our product candidates and technologies are not adequate, we may not be able to compete effectively, and we otherwise may be harmed.

•

If the FDA does not conclude that UGN-102 satisfies the requirements under 505(b)(2), or if the requirements for our product candidates are not as we expect, the approval pathway for these product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

•

Jelmyto and any of our product candidates that receive regulatory approval will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses, limit or withdraw regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.

•	It may be difficult for us to profitably sell our product candidates if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.
•	Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

Item 1. Business

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel™ reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved product Jelmyto® (mitomycin) for pyelocalyceal solution, and our investigational candidate, UGN-102 (mitomycin) for intravesical solution, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”), respectively. In addition, our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as a combination therapy with multiple potential agents.

RTGel: Our Reverse Thermal Hydrogel Technology

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

RTGel’s components are polymer-based and are inactive ingredients that have been approved by the FDA for use in Jelmyto and other products such as Oraqix, a periodontal gel, Namenda, an oral solution for Alzheimer’s disease, and Xeloda, an oral chemotherapy. We formulate RTGel with an active drug: mitomycin in the case of Jelmyto and UGN-102. The resulting formulations are instilled intravesically in liquid form directly into the bladder or upper urinary tract using standard instillation methodologies via catheters or nephrostomy tube, and thereafter convert into gel form at body temperature. Subsequently, upon contact with urine, RTGel gradually dissolves and releases the active drug over a period of several hours and is less affected by urine creation and voiding cycles as compared to water formulations.

We believe that RTGel, when formulated with an active drug, may allow for the improved efficacy of treatment of various types of urothelial and specialty cancers without compromising the safety of the patient or interfering with the natural flow of fluids in the urinary tract. RTGel achieves this by:

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

Mitomycin—Our Target Active Drug for the Treatment of Low-Grade UTUC and Low-Grade Intermediate Risk NMIBC

Mitomycin is a generic drug currently utilized off-label as an adjuvant chemotherapy for the treatment of low-grade NMIBC after trans-urethral resection of bladder tumor ("TURBT"). Off-label means that while the FDA has not approved mitomycin as adjuvant treatment in the post-TURBT setting for low-grade intermediate risk NMIBC patients, physicians are permitted to utilize it as standard of care for this indication as part of medical practice. In practice in the U.S., adjuvant chemotherapy is only used in 0-30% of the eligible population. Mitomycin, a chemotherapy agent, is administered using a water-based solution, which has a relatively short dwell time in the bladder limited to first voiding. Mitomycin often causes temporary irritation of the urinary tract, including the need to urinate frequently and urgently. In the upper urinary tract, the dwell time is limited to approximately five minutes as urine flows continuously and no active retention by the patient is feasible. Numerous in vitro models, in vivo studies and computer simulations have shown that increased dwell time of mitomycin in the bladder results in increased time to recurrence of urothelial cancer. In one such study, it was shown that mitomycin activity increased with exposure time. Specifically, the MIC90, or mean inhibitory concentration that causes 90% inhibition in cell growth, was 11-fold lower when exposure time was increased from 30 minutes to eight hours.

Mitomycin’s mechanism of action is on the cancer cell’s DNA and has been demonstrated to be most effective when the cancer cell is in its S-phase, or synthesis phase, during which the DNA is replicated. Each cancer cell goes through various phases during the cell cycle. However, the cell cycle is not synchronized in all cancer cells, which means that at any given point in time only a portion of the cancer cells are at their S-phase, or susceptible to the instilled mitomycin in the bladder. Increased dwell time, facilitated by our RTGel preparations Jelmyto and UGN-102, is designed to increase cell killing in vitro when compared to aqueous solutions of mitomycin.

Our Pipeline

The following chart summarizes the current status of our pipeline:

Jelmyto

Jelmyto is our novel sustained-release RTGel-based formulation of mitomycin that we have developed for the treatment of low-grade UTUC. RTGel is liquid at lower temperatures and converts into gel form at body temperature. This temperature-dependent viscosity characteristic allows for simple and convenient instillation of the cooled Jelmyto in its liquid form to the upper urinary tract via nephrostomy tubes, or via standard urinary procedures utilizing a catheter. Once instilled, Jelmyto converts into gel form at body temperature. Subsequently, upon contact with urine, Jelmyto gradually disintegrates and releases the active drug, mitomycin, over a period of four to six hours versus several minutes for mitomycin in its water-based formulation. We believe that this substantial increase in dwell time of mitomycin positions Jelmyto as a chemoablation treatment for low-grade UTUC, potentially sparing patients from repeated tumor resection procedures and potentially reducing the need for upper urinary tract surgeries, including kidney removal.

Upper Tract Urothelial Carcinoma ("UTUC")

UTUC refers to malignant changes of the urothelium (the epithelial lining) of the upper urinary tract of the calyces, renal pelvis and ureter. Low-grade UTUC managed with endoscopic resection typically exhibits a high rate of local recurrence. High-grade UTUC is associated with renal parenchymal invasion and the development of metastases. UTUC accounts for approximately 5% to 10% of all new cases of urothelial cancer, which together with recurrent cases, results in an estimated annual incidence in the United States of up to 7,000 cases. UTUC is nearly three times more common in men than women and is typically diagnosed in patients in their 60s and 70s. Tumor grade is the key prognostic factor at the time of diagnosis of UTUC and is assigned based upon microscopic examination of tumor tissue. Approximately 40% of the patients diagnosed annually with UTUC in the United States have low-grade UTUC.

Limitations of Other Treatments for Low-Grade Upper Tract Urothelial Carcinoma

Before the approval of Jelmyto in April 2020, there were no drugs approved by the FDA for the treatment of low-grade UTUC, representing a significant unmet medical need. The current standard of care for the treatment of low-grade UTUC is radical nephroureterectomy ("RNU"), which is complete kidney and upper urinary tract removal. Recent advances in resection instrument technology have allowed physicians in some cases to treat patients with low-grade UTUC using endoscopic tumor resection, a kidney-sparing treatment, rather than nephroureterectomy followed by adjuvant chemotherapy, typically mitomycin, treatment. However, the specific anatomy and physiology of the upper urinary tract make the performance of organ-sparing endoscopic tumor resection and instillation of adjuvant chemotherapy challenging, leading to high recurrence rates. Patients often undergo multiple endoscopic resection procedures, which increases the probability of potential complications of resection, including perforation and ureteral stricture, or a narrowing of the ureter. Endoscopic tumor resection, which aims to be a kidney sparing surgical procedure, is conducted only in patients with low-grade disease and with limited tumor burden (unifocal tumor, low grade histology, less than 2 cm in greatest dimension). Ultimately,70% to 80% of patients with low-grade UTUC undergo an RNU. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and other comorbidities such as cardiovascular disease, diabetes and pulmonary disease and may suffer further complications as a result of a major surgery.

Our Solution: Jelmyto (mitomycin) for pyelocalyceal solution

On April 15, 2020, the FDA approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto exists through April 15, 2023, Orphan Drug exclusivity through April 15, 2027 as well as a composition of matter patent through 2031. The main patents that protect Jelmyto in the United States are set to expire on January 20, 2031. These patents were listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

The FDA evaluated the Jelmyto NDA under Priority Review, which is reserved for medicines that may represent significant improvements in safety or efficacy in treating serious conditions. Jelmyto was also granted Breakthrough Therapy Designation by the FDA, which was created to expedite the development and review of drugs developed for serious or life-threatening conditions with high unmet need.

The FDA approval is based on results from our Phase 3 OLYMPUS trial showing Jelmyto achieved clinically significant disease eradication in adults with low-grade UTUC. Findings from the final study results include:

•	Complete response (“CR”) (primary endpoint) of 58% (41/71) in the intent-to-treat population and in the sub-population of patients who were deemed not capable of surgical removal at diagnosis.
•	At the 12-month time point for assessment of durability, 23 patients remained in CR of a total of 41 patients, eight had experienced recurrence of disease and 10 patients were unable to be evaluated.
•	Durability of response was estimated to be 81.8% at 12 months by Kaplan-Meier analysis. The median duration of response was not reached.
•

The most commonly reported adverse events (≥ 20%) were ureteric obstruction, flank pain, urinary tract infection, hematuria, abdominal pain, fatigue, renal dysfunction, nausea, dysuria and vomiting. Most adverse events were mild to moderate and manageable using well established treatments. No treatment-related deaths occurred.

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team comprising territory business managers with deep experience in both urology and oncology. These territory business managers are led by seven regional business managers. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a Field Reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, our organization includes seven medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 representatives.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payers. The majority of large commercial plans have policies in place, covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration safe and seamless for practitioners and patients, including entering into an agreement with a major national pharmacy under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture on our behalf. In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code. We are also launching a registry to capture data and evaluate real world outcomes in patients with UTUC that have been or will be treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

Uro-Oncological Indications Targeted by Our Product Candidates

UGN-102

UGN-102 is our sustained-release formulation of mitomycin that we are developing for the treatment of low-grade intermediate risk NMIBC. It is administered locally using standard urinary procedures utilizing a catheter inserted into the bladder, and is designed to conform to the bladder’s anatomy and persist in the bladder despite urine flow and bladder movement. Once instilled, UGN-102 converts into gel form at body temperature. Subsequently, upon contact with urine, UGN-102 gradually dissolves and releases the active drug, mitomycin, over a period of several hours. In contrast, mitomycin in its current water-based formulation, is released at the time of first voiding, which is often less than an hour. We believe that the resulting significantly increased dwell time of mitomycin in the bladder prolongs exposure of mitomycin to the tumor tissue and therefore has the potential to chemoablate both visible and unseen tumors.

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

Bladder cancer accounts for approximately 90% to 95% of all new cases of urothelial cancer in the United States (annual US incidence 85,000, prevalence 748,000). Bladder cancer is nearly three to four times more common in men than women, and, is most commonly diagnosed in their 70s. Bladder cancers are described as non-muscle invasive or muscle-invasive based on how far into the wall of the bladder they have invaded. The physical extent and anatomic location of a tumor is described by clinical staging. The American Joint Committee on Cancer has established an accepted staging system called the tumor, nodes, metastasis, or TNM System. NMIBC includes the clinical stages Ta (papillary urothelial cancer confined to the urothelium), T1 (urothelial cancer invading the lamina propria) and CIS (carcinoma in situ, a form of high-grade NMIBC). NMIBC is associated with high rates of relapse following endoscopic surgery and treatment with aqueous adjuvant topical chemo and immunotherapy. Progression rates to muscle invasion approach 30-50% in patients with high-grade T1 disease associated with CIS. Patients with low-grade NMIBC are treated by chronic endoscopic resection of visible lesions, typically over a period of many years. Patients with low-grade intermediate risk NMIBC have frequent recurrences of disease that can be difficult to control using contemporary standards of care. Muscle-invasive bladder cancer ("MIBC") which is described as >T2 in the TNM U.C. system, is treated with systemic chemo- and/or immunotherapy followed by consolidative radiation therapy or bladder removal surgery (radical cystectomy) in patients with clinically organ-confined disease. Patients presenting with advanced/metastatic bladder cancer have a limited life expectancy.

Low Grade Non-Muscle Invasive Bladder Cancer

NMIBC can be characterized as low, intermediate, or high risk and can also be characterized as low- or high-grade. Low-grade, intermediate risk tumors are defined as having one of more of following characteristics: tumor larger than 3 cm, multiple tumors in the bladder and a recurrence in less than one year from the prior tumor. The standard of care for treating low-grade intermediate risk NMIBC patients is TURBT. TURBT is a surgical procedure for tumor removal usually conducted under general anesthesia in a hospital setting and may require an overnight stay. There are known risks associated with the surgical procedure itself, including bleeding, hospitalization and an increased risk of death in patients in their 60s and 70s. Moreover, TURBT’s success is tied to the physician’s ability to overcome challenges in properly identifying, reaching and resecting all tumors. No drugs have been approved by the FDA for the primary treatment of low-grade NMIBC. Efficacy of drug treatments has historically been limited due to challenges presented by bladder physiology, specifically the fact that urine is produced and voided frequently, thus diluting the concentration of the drug almost immediately and causing the excretion of the drug from the bladder at first urine voiding. A subset of low-grade NMIBC patients is at risk for frequent local recurrences. Due to lack of treatment options to reduce recurrences in these patients, they are managed with repeat TURBT for each subsequent recurrence. We estimate based upon a review of peer-reviewed and publicly available data that approximately 20% of the prevalent low-grade NMIBC population in the United States (80,000) may be described as intermediate risk in any given year.

Limitations of Current Therapies for Low-Grade Non-Muscle Invasive Bladder Cancer

Tumor grade and stage are the most important variables for determining the likelihood of progression from NMIBC to MIBC. The three stages of NMIBC are: Ta (70%), T1 (20%) and CIS (10%). Tumors are graded as low or high, and approximately 70% of NMIBC patients have a tumor that is classified as low-grade. Tumors classified as Ta and CIS are limited to the urothelial layer, and T1 tumors extend to the layer below, which is the lamina propria.

Recurrence, which occurs in approximately 80% of patients, is the primary threat for patients with low-grade NMIBC. Multiplicity, or number of tumors, tumor size and prior recurrence rate are the most important variables in determining the likelihood and potential severity of recurrence. The current standard of care for low-grade NMIBC is TURBT. The most common complications, risks and limitations of TURBT include:

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

Post-operative adjuvant treatments for low-grade NMIBC, which are given to prevent reimplantation of the cancerous cells, consist primarily of chemotherapy in the case of low-grade tumors and immunotherapy in the case of high-grade tumors, and are administered intravesically via catheter. Adjuvant intravesical chemotherapy is used in low-grade tumors following TURBT in order to try to delay tumor recurrence but is not used as a chemoablation agent. The rationale is to expose tumors to high local drug concentrations while minimizing the systemic exposure, thereby enhancing the treatment effect and reducing the drug toxicity. In practice, in the U.S., adjuvant chemotherapy in this setting is only used in 0-30% of the eligible population.

No drugs have been approved by the FDA for the primary treatment of low-grade NMIBC. Mitomycin is the drug used most often for intravesical chemotherapy in this patient population. It is used off-label as an adjuvant treatment in the post-operative setting for low-grade tumors with high risk of recurrence. Other drugs that have been used off-label include docetaxel and gemcitabine.

Our Solution: UGN-102 (mitomycin gel) for intravesical solution

We are evaluating the safety and efficacy of UGN-102, our novel sustained-release formulation of mitomycin for the treatment of low-grade intermediate risk NMIBC.

In October 2021, we reported final data from the Phase 2b OPTIMA II trial. The single-arm, open label trial completed enrollment of 63 patients at clinical sites across the United States and Israel in September 2019. Patients were treated with six weekly instillations of UGN-102 and underwent assessment of CR (the primary endpoint) four to six weeks following the last instillation. Consistent with our previous reports, 65%, or 41 out of 63 patients, treated with UGN-102 achieved a complete response three months after the start of therapy. In this subset of patients, 39 (95%), 30 (73%), and 25 (61%) remained disease-free at six, nine, and 12 months after treatment initiation, respectively. The probability of durable response nine months after CR (12 months after treatment initiation) was estimated to be 72.5% by Kaplan-Meier analysis. Thirteen patients had documented recurrences. Fifty-seven of 63 (90%) patients completed all six instillations of UGN-102 according to study protocol. Median duration of response was not reached. The most common adverse events, greater than 10%, were most often reported as mild to moderate in severity and include dysuria, hematuria, urinary frequency, fatigue, urgency and urinary tract infection. The final data was published online in The Journal of Urology in October 2021 and was included in the January 2022 print edition.

Urothelial cancer, which is comprised of bladder cancer and UTUC, affects a large, and what we believe to be, an underserved patient population. Annual expenditures for Medicare alone in the United States for the treatment of urothelial cancer were estimated to be at least $5.0 billion in 2020. The majority of the expenditures are spent on tumor resection surgeries such as TURBT. The prevalence of bladder cancer in the United States based on most recently published data was approximately 724,000 and estimated 2021 annual incidence of bladder cancer was approximately 85,000. We estimate based upon a review of peer-reviewed literature and publicly available data that there are approximately 80,000 low-grade intermediate risk NMIBC patients in the U.S. annually. We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of low-grade intermediate risk NMIBC patients.

UGN-102 is administered locally using the standard practice of intravesical instillation directly into the bladder via a catheter. The instillation into the bladder is expected to take place in a physician’s office as a non-operative outpatient treatment, in comparison with TURBT or similar surgical procedures, which are operations conducted under general anesthesia and may require an overnight stay. Complete surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by removing the need for surgery, patients may avoid potential complications associated with surgery.

We initiated the Phase 3 ATLAS trial in December 2020 and until November 2021, were enrolling patients in this trial assessing UGN-102 with or without TURBT compared to standard of care (TURBT). In parallel, we continued to engage in discussions with the FDA and, based on this dialogue, we designed a trial in order to demonstrate the efficacy and safety of UGN-102. This new Phase 3 ENVISION trial is a single-arm, multinational, multicenter study evaluating the efficacy and safety of UGN-102 as primary chemoablative therapy in patients with low-grade intermediate risk NMIBC. The design for the Phase 3 ENVISION trial is similar to our Phase 2 OPTIMA II trial in that the patient population will have similar clinical characteristics, receive the same treatment regimen and undergo the same efficacy and safety assessments and qualitative follow-up. Study participants will receive six once-weekly intravesical instillations of UGN-102. The planned primary endpoint will evaluate the complete response rate at three months after the first instillation, and the key secondary endpoint will evaluate durability over time in patients who achieve complete response at the three-month assessment.

In February 2022, we announced the initiation of the Phase 3 ENVISION trial, which is expected to enroll approximately 220 patients across 90 sites, with completion of enrollment expected by the end of 2022. Assuming positive findings, we anticipate submitting a NDA for UGN-102 in 2024. As a result of the FDA's acceptance of a single arm approach, we have stopped enrollment of the Phase 3 ATLAS study. However, at the time enrollment was stopped, any patients who had signed an informed consent were able to complete screening, and if eligible were randomized into the trial. Patients continue to be followed in the Phase 3 ATLAS study, and clinical results from these patients are expected to generate additional safety data and other insights in our evaluation of UGN-102 as a primary therapy in the treatment of low-grade intermediate risk NMIBC.

We have also initiated a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. Patients in the ongoing Phase 3b study will receive six once-weekly intravesical instillations of UGN-102. The Phase 3b study aims to enroll up to 10 patients across four centers. The initial treatment visit will occur at the investigative site and instillation will be performed by a qualified physician. Treatment visits two to six will take place at the patient's home and instillation will be performed by a properly trained and qualified home health professional. The primary endpoint of the study is the incidence of treatment-emergent adverse events ("TEAEs"), serious TEAEs, TEAEs of special interest, discontinuations from at home study treatment, and clinically significant abnormalities in laboratory tests (hematology, serum chemistry, and urinalysis). We believe the ease and convenience of home instillation has the potential to transform care and facilitate alternative access to treatment.

UGN-301

Our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as a combination therapy with multiple potential agents. Our initial approach, currently in nonclinical development, involves the sequential use of UGN-201 (imiquimod), a toll-like receptor-7 ("TLR 7") agonist, and UGN-301, as an investigational treatment for high-grade non-muscle invasive bladder cancer ("high-grade NMIBC"). UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapies.

High-Grade Non-Muscle Invasive Bladder Cancer

High-grade NMIBC is a highly aggressive form of bladder cancer. TURBT followed by adjuvant intravesical immunotherapy with Bacillus of Calmette and Guerin ("BCG") is the current standard of care therapy for high-grade NMIBC. However, the high rates of recurrence and significant risk of progression to muscle-invasive tumors are particularly dangerous. Radical cystectomy, or bladder removal is strongly advocated in patients with BCG-unresponsive NMIBC (i.e. patients with BCG-refractory and BCG-relapsing tumors in whom further BCG therapy is not recommended) or for patients who cannot tolerate BCG. Drugs such as Keytruda have been recently approved for the BCG refractory population.

Limitations of Current Therapies for High-Grade NMIBC

Only four drugs have been approved for high-grade NMIBC, all used as adjuvant treatment: Thiotepa, which was approved in 1959, and is no longer used in practice, BCG, which was approved in 1989; Valstar® (valrubicin) which was approved in 1998; and Keytruda, approved by the FDA in 2020. BCG, an immunotherapy-based drug, is used as an adjuvant treatment for patients with high-grade NMIBC. Upon recurrence, which occurs in approximately 70% of patients, the patients undergo another round of BCG therapy with a response rate of approximately 30%. Radical cystectomy, or surgical removal of the bladder, is also a common treatment option for patients who fail multiple intravesical BCG therapies. However, treatment with BCG is associated with undesirable side effects (including local irritation, systemic symptoms of immune activation and a small but serious risk of systemic absorption leading to mycobacterial sepsis and death), as evidenced by a boxed warning on the label, which is a warning placed on a prescription drug’s label by the FDA and is designed to call attention to serious or life-threatening risks.

Our Solution: UGN-301 (zalifrelimab) intravesical solution

We are exploring the use of immunotherapy for the treatment of high-grade NMIBC, and have pursued a series of pre-clinical studies to determine whether our proprietary RTGel technology might provide a method for delivering highly potent immunomodulators directly to the bladder surface thereby avoiding toxicity associated with systemic administration. Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 antibody, which we intend to study as a combination therapy with multiple potential agents. The completion of non-human primate toxicity studies support the initiation of a multi-arm Phase 1 study of UGN-301 in combination with other agents planned to begin in the first half of 2022. We believe that this approach leverages our unique drug delivery technology and provides an opportunity to evaluate intravesical delivery of UGN-301 in combination with other immuno-modulators, chemotherapies, gene therapy and innate immune stimulators.

The first combination we are seeking to investigate clinically involves the sequential use of UGN-201 (imiquimod), a TLR 7 agonist, and UGN-301 in high-grade NMIBC. Toll-like receptors are pattern recognition receptors whose importance in stimulating innate and adaptive immunity has been established by recent studies. Toll-like receptors are able to sense microbial components as well as host-derived endogenous molecules released by injured tissues and play a critical role in defending against invading pathogens. Imiquimod, in its topical formulation, is FDA approved for several indications, including superficial basal cell carcinoma. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. We believe that UGN-201 may elicit an adaptive immune response in the presence of released bladder cancer antigens, which may translate into a long lasting acquired immune response. We acquired UGN-201 from Telormedix SA, a private Swiss-based biotechnology company, in the fourth quarter of 2015. Telormedix conducted all of the previous studies related to UGN-201, including the Phase 1 and Phase 1b studies. We have have obtained Orphan Drug Designation for UGN-201 for the treatment of CIS in the bladder. We have an active Investigational New Drug Application ("IND") for UGN-201, which has been effective since 2013.

We believe the combination of UGN-301 and UGN-201 could further increase the adaptive immune response and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapy. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab via intravesical delivery in combination with UGN-201 for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

Research and Development and License Agreements

Allergan/AbbVie Agreement

In October 2016, we entered into an exclusive license agreement (the "Allergan/AbbVie Agreement") with Allergan Pharmaceuticals International Limited ("Allergan"), a wholly owned subsidiary of Allergan plc, which is now a part of AbbVie Inc. ("AbbVie") and granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins including BOTOX. The license granted the exclusivity for the RTGel and clostridial toxins including BOTOX alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder ("OAB") who cannot use or do not adequately respond to anticholinergics.

In October 2017, Allergan commenced a Phase 2 clinical trial of BOTOX/RTGel for the treatment of OAB, with the potential to evolve from multiple injections of BOTOX into the bladder to a single instillation of the novel formulation. In August 2020, we announced that the Phase 2 APOLLO trial did not meet the primary endpoint. The data suggested that this result may have been due to BOTOX not effectively permeating the urothelium. Over the past year, we have been in discussions with AbbVie to determine whether other products in their portfolio would be complementary with RTGel. Based on this review, there was limited interest to pursue combinatorial products, and therefore, in November 2021 the Allergan/AbbVie Agreement was terminated.

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus Inc. (“Agenus”). Pursuant to the agreement, Agenus granted us an exclusive, worldwide license (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody (AGEN2034) in solid tumors. UGN-301 is a formulation of RTGel and zalifrelimab (AGEN1884) that is in early-stage development for high-grade NMIBC.

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

MD Anderson Agreement

Based on nonclinical studies conducted by us, UGN-201 in combination with anti-CTLA-4 antagonists have shown encouraging results for the potential treatment of high-grade NMIBC. In January 2021, we announced that we entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Under the agreement, we and MD Anderson will collaborate on the design and conduct of nonclinical and clinical studies with oversight from a joint steering committee. We will provide funding, developmental candidates, and other support.

Our Competitive Strengths

We believe our approved product and lead product candidates for uro-oncology, which are being developed by leveraging our expertise in drug development and our proprietary formulation technology, have the ability to replace the repetitive, costly, sub-optimal and burdensome tumor resection procedures that represent the current standards of care. Furthermore, we believe our proprietary formulation technology has broad applications and may allow us to develop additional product candidates for indications within and beyond the urinary tract.

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

Streamlined development risks and efficiencies for our pipeline product candidates. Jelmyto was approved with the FDA’s 505(b)(2) regulatory pathway, which provides a streamlined, capital efficient pathway when compared to traditional drug development. We also expect to use the 505(b)(2) regulatory pathway for our second product candidate, UGN-102. Furthermore, Jelmyto and UGN-201 have received Orphan Drug Designation from the FDA for the treatment of low-grade UTUC and CIS, respectively, which provides seven years of regulatory exclusivity following FDA approval.

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

Strong intellectual property position. We have a robust intellectual property portfolio that includes 40 granted patents worldwide and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Mexico and Australia. In the United States, we currently have 18 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, UGN-302 (the sequential use of UGN-201 and UGN-301) and our future product candidates that are under company research. These patents claim methods, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. Our issued patents are set to expire between 2024 and 2037.

Experienced and accomplished leadership team with proven track record. We have an experienced management team, with each member possessing deep experience in the biotechnology and related industries. Our President and Chief Executive Officer, Liz Barrett was CEO of Novartis Oncology and a member of the Executive Committee of Novartis. She previously served as Global President of Oncology at Pfizer Inc. At Pfizer, she held numerous leadership positions, including President of Global Innovative Pharma for Europe, President of the Specialty Care Business Unit for North America, and President of United States Oncology. Prior to Pfizer, she was Vice President and General Manager of the Oncology Business Unit at Cephalon Inc. Ms. Barrett also worked at Johnson & Johnson. In addition, our Chairman, Arie Belldegrun, M.D., is a seasoned biotech executive and was the founder, Chairman, Chief Executive Officer and President of Kite Pharma, Inc., which was sold to Gilead Sciences, Inc. Dr. Belldegrun is also a urologist by training. We believe that our leadership team is well-positioned to lead us through clinical development, regulatory approval and commercialization for our product candidates.

Our Growth Strategy

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. Some key growth drivers are as follows:

Establish our approved product, Jelmyto, as standard of care in low-grade UTUC.

We secured FDA approval of Jelmyto in April 2020 and launched in June 2020. Our current priority is to continue our efforts to ensure the successful commercialization of Jelmyto and to establish Jelmyto as standard of care in low-grade UTUC.

Advance our product candidate UGN-102 and establish it as the first primary non-surgical chemoablative therapy in its target indication following regulatory approval.

We submitted an IND for UGN-102 in June 2018. In November 2020 we reported final topline data from an open-label, single-arm Phase 2b clinical trial to evaluate the efficacy and safety of UGN-102 for the treatment of patients with low-grade intermediate risk NMIBC and are currently enrolling patients in a Phase 3 trial. We believe that this local drug treatment has the potential to become the standard of care in this patient population.

Expand our uro-oncology product pipeline.

We believe that UGN-301 in combination with other potential agents could represent an option for the post-TURBT adjuvant treatment of high-grade NMIBC. In November 2019, we entered into a worldwide license agreement with Agenus to develop and commercialize zalifrelimab, an anti-CTLA-4 antibody, via intravesical delivery. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects. In January 2021, we entered into a strategic research collaboration with MD Anderson, a world-renowned cancer research institution, to advance the development program for UGN-301 for the treatment of high-grade NMIBC.

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

Intellectual Property

Our patent estate includes patents and patent applications with claims directed to our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, UGN-302 (the sequential use of UGN-201 and UGN-301) and our future product candidates that are under company research.

In the United States, we currently have 18 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201 and our future product candidates that are under company research. These patents claim methods, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 40 granted patents worldwide, and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Mexico and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2041.

As noted earlier, companies are required as part of the NDA submission process to list patents with the FDA whose claims cover the applicant’s product. Accordingly, we have listed two patents for Jelmyto in the FDA’s Orange Book upon approval of Jelmyto for commercial sale, as part of the NDA process.

Our worldwide intellectual property portfolio includes patents and patent applications filed in many jurisdictions such as the US, Europe, Israel, Japan, Canada, China, Mexico and Australia of which are expected to remain in effect until 2037:

•	Hydrogel-based pharmaceutical compositions for optimal delivery of various therapeutic agents to internal cavities such as the bladder and/or urinary tract.

•	The method for treating bladder cancer, upper urinary tract cancer and urothelial cancer using hydrogel-based compositions.

•	The method for treating overactive bladder and interstitial cystitis topically without a need for injections in the bladder wall.

•	Special catheters and in-dwelling ureter-catheter systems for optimal delivery of a drug into the renal cavity.

•	Pharmaceutical compositions comprising an imidazoquinolin-amine (specifically imiquimod) and lactic acid for treating bladder cancer diseases.

•	Composition comprising immunomodulators such as anti-PD1 and/or anti-CTLA4 for topical/intravesical administration as a monotherapy or a combo-therapy.

•	Novel phospholipid drug analogs (new chemical entities) for treating cancer or infections.

In addition to patents, we have filed applications for trademark registration with the United States Patent and Trademark Office ("the USPTO"), as well as certain other international jurisdictions for Jelmyto ®, RTGel™, UroGen ® and Cystoject ™and for certain other tradenames and logos. In addition, we have a registered trademark in the U.S. covering a stylized design of our UroGen Pharmaceutical logo.

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

Prior to Jelmyto, there were no approved drugs used to treat the low-grade UTUC. Tumor resection surgeries are conducted in some cases of low-grade UTUC; however, complete kidney and upper urinary tract removal is the standard of care for recurring UTUC. We are aware of a company called Steba Biotech with an IND granted in December 2020 who has initiated a Phase 3 study of padeliporfin ImPACT for the treatment of adult patients with low-grade and unifocal high-grade UTUC in the first quarter of 2021. We do not know whether other competitors in the NMIBC space are already developing, or plan to develop, UTUC treatments. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product candidates.

The standard of care for treating low-grade NMIBC is repeated TURBT procedures. While effective, patients with low-grade intermediate risk NMIBC experience frequent recurrences and repeated surgical procedures. Mitomycin is sometimes used off-label as adjuvant treatment in the post-TURBT setting for low-grade NMIBC patients. However, off-label usage as a standard of care does not change the FDA’s approval criteria and does not suggest that FDA approval is more likely than for other investigational drugs. Companies such as Janssen and Lipac are conducting, or have recently conducted clinical trials for product candidates for the treatment of low-grade intermediate risk NMIBC.

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

We are aware of several pharmaceutical companies that are developing drugs in the fields of urology and uro-oncology, such as Roche, Vyriad, GSK, Celgene, Samyang biopharma, Merck Sharp & Dohme Corp., Sesen Bio, Viralytics Limited, AADi, LLC, Biocancell Ltd., ImmunityBio, Seagen Inc., Steba Biotech Ltd., FKD Therapies Oy and Janssen. In addition, we face competition from existing standards of treatment, surgical tumor resection procedures. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care.

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our potential competitors include large and experienced companies that enjoy significant competitive advantages over us, such as greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition, and more experience and expertise in obtaining marketing approvals from the FDA and foreign regulatory authorities. These companies may develop new drugs to treat the indications that we target or seek to have existing drugs approved for use for the treatment of the indications that we target.

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	nonclinical laboratory and animal tests that must be conducted in accordance with good laboratory practices ("GLPs");

•	submission of an IND, which must become effective before clinical trials may begin;

•	approval by an independent institutional review board ("IRB"), for each clinical site or centrally before each trial may be initiated;

•

adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended use, performed in accordance with good clinical practices ("GCPs");

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with current good manufacturing practices ("cGMP") and GCPs; and

•	FDA approval of an NDA to permit commercial marketing for particular indications for use.

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

The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the Federal Food, Drug and Cosmetic Act ("FDCA"). Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and the IRB and more frequently if serious adverse events ("SAEs") occur.

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

505(b)(2) Regulatory Approval Process

Section 505(b)(2) of the FDCA ("505(b)(2)"), provides an alternate regulatory pathway to FDA approval for new or improved formulations or new uses of previously approved drug products. Specifically, 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The applicant may rely upon the FDA’s prior findings of safety and efficacy for an approved product that acts as the reference listed drug for purposes of a 505(b)(2) NDA. The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support any changes from the reference listed drug. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Orange Book Listing

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy, but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an abbreviated new drug application, ("ANDA"). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical and clinical data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and under Part D, can often be substituted by pharmacists under prescriptions written for the reference listed drug.

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

If the competitor has provided a Paragraph IV certification to the FDA, the competitor must also send notice of the Paragraph IV certification to the holder of the NDA for the reference listed drug and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, a decision in the infringement case that is favorable to the applicant or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a Paragraph IV certification, the NDA holder or patent owner regularly takes action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation. The applicant may also elect to submit a statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

Exclusivity

The FDA provides periods of regulatory exclusivity, which provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to New Chemical Entities ("NCEs"). An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent, or not involving the sharing of electron pairs between atoms, derivatives, such as a complex (i.e., formed by the chemical interaction of two compounds), chelate (i.e., a chemical compound), or clathrate (i.e., a polymer framework that traps molecules), of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed.

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

In addition, under the Pediatric Research Equity Act ("PREA"), an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements.

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

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA’s NDA review times may differ based on whether the application is a standard review or priority review application. The FDA may give a priority review designation to drugs that are intended to treat serious conditions and provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act ("PDUFA"), the FDA has set the review goal of 10 months from the 60-day filing date to complete its initial review of a standard NDA for a New Molecular Entity ("NME") and make a decision on the application. For non-NME standard applications, the FDA has set the review goal of 10 months from the submission date to complete its initial review and to make a decision on the application. For priority review applications, the FDA has set the review goal of reviewing NME NDAs within six months of the 60-day filing date and non-NME applications within six months of the submission date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal and the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding the submission.

Once the FDA’s review of the application is complete, the FDA will issue either a Complete Response Letter ("CRL"), or approval letter. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or nonclinical testing, or other information or analyses in order for the FDA to reconsider the application. The FDA has the goal of reviewing 90% of application resubmissions in either two or six months of the resubmission date, depending on the kind of resubmission. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product, or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a risk evaluation and mitigation strategy ("REMS"), as a condition of approval or following approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The FDA may prevent or limit further marketing of a product, or impose additional post-marketing requirements, based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements, FDA notification and FDA review and approval. Further, should new safety information arise, additional testing, product labeling or FDA notification may be required.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in withdrawal of marketing approval, mandatory revisions to the approved labeling to add new safety information or other limitations, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REMS program, among other consequences.

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

In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the Prescription Drug Marketing Act ("PDMA"), which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act also imposes obligations on manufacturers of pharmaceutical products related to product tracking and tracing.

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

Other Healthcare Regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services, ("HHS"), and its various divisions, including the Centers for Medicare & Medicaid Services ("CMS"), and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense and state and local governments. Our business activities must comply with numerous federal, state, and foreign healthcare laws and regulations, including those described below.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for, or purchasing, leasing, ordering, or arranging for the purchase, lease or order of, any good, facility, item or service reimbursable, in whole or in part, by Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value, including unlawful financial inducements paid to prescribers and beneficiaries, as well as impermissible promotional practices. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "ACA"), amended the intent requirement of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute, or the specific intent to violate it, to have violated the statute. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

As a condition of receiving Medicaid coverage for prescription drugs, the Medicaid Drug Rebate Program requires manufacturers to calculate and report to CMS their Average Manufacturer Price ("AMP"), which is used to determine rebate payments shared between the states and the federal government and, for some multiple source drugs, Medicaid payment rates for the drug, and for drugs paid under Medicare Part B, to also calculate and report their average sales price, which is used to determine the Medicare Part B payment rate for the drug. In January 2016, CMS issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP for single source and innovator multiple source drugs beginning January 1, 2024. Drugs that are approved under a biologics license application ("BLA"), or an NDA, including a 505(b)(2) NDA, are subject to an additional requirement to calculate and report the manufacturer’s best price for the drug and inflation penalties which can substantially increase rebate payments. For BLA and NDA drugs, the Veterans Health Care Act requires manufacturers to calculate and report to the Department of Veterans Affairs a different price called the Non-Federal AMP, offer the drugs for sale on the Federal Supply Schedule, and charge the government no more than a statutory price referred to as the Federal Ceiling Price, which includes an inflation penalty. A separate law requires manufacturers to pay rebates on these drugs when paid by the Department of Defense under its TRICARE Retail Pharmacy Program. Knowingly submitting false pricing information to the government could result in significant penalties and creates potential federal civil False Claims Act liability.

The Federal Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), created additional federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including public and private payors, or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. The ACA amended the federal health care fraud criminal statute implemented under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have violated the statute.

Additionally, the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with specified exceptions) to report annually information related to specified payments or other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually specified ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report such information regarding its payments and other transfer of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates as well as their covered subcontractors, including mandatory contractual terms and the implementation of certain safeguards of such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways, may not have the same effect and may not be preempted by HIPAA, thus complicating compliance efforts.

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

Coverage and Reimbursement

Our ability to commercialize any products successfully, including Jelmyto, UGN-102 and our other product candidates, if approved, also will depend in part on the extent to which coverage and adequate reimbursement for our products, once approved, and related treatments will be available from third-party payors, such as government health administration authorities, private health insurers and managed care organizations. Third-party payors determine which medications they will cover and separately establish reimbursement levels. Even if we obtain coverage for a given product by a third-party payor, the third-party payor’s reimbursement rates may not be adequate to make the product affordable to patients or profitable to us, or the third-party payors may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Additionally, reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product is:

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

In the United States, decisions about reimbursement for new medicines under Medicare are made by CMS, as the administrator for the Medicare program. Private third-party payors often use CMS as a model for their coverage and reimbursement decisions,but also have their own methods and approval process apart from CMS’s determinations. Our experience to date has demonstrated coverage with CMS and commercial payors for Jelmyto, and we have established written policies with certain commercial providers. For example, in October 2020, a Medicare C-Code was issued for Jelmyto and we obtained pass-through status for two years, no more than three. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021.

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

There have been judicial and Congressional challenges, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2031 unless additional U.S. Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Congress is also considering additional health reform measures.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. Presidential executive orders. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the former administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. Further, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act. A provision within the act requires manufacturers of certain single-dose container or single-use package drugs payable under part B of the Medicare program to provide refunds with respect to discarded amounts of such drugs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional health reform measures may continue and affect our business in unknown ways. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act ("FCPA"), prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the companies to maintain books and records that accurately and fairly reflect all transactions of the companies, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Manufacturing, Supply and Production

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active ingredients and finished products for our nonclinical research and clinical trials. We have signed commercial supply agreements for Jelmyto with its primary third-party vendors. We are in the process of negotiating commercial supply agreements for product candidate UGN-102 with its primary third-party vendors. We anticipate that these agreements will be executed in advance of the potential FDA approval of UGN-102. We also intend to negotiate, and have negotiated in certain instances, back-up supply agreements with other third-party manufacturers for the commercial production of any approved products, including Jelmyto, and UGN-102 if approved.

Development and commercial quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors. The relevant manufacturers of our drug products for our current nonclinical and clinical trials have advised us that they are compliant with both current good laboratory practice ("cGLP"), and cGMP.

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

Marketing, Sales and Distribution

Our U.S. subsidiary, UroGen Pharma, Inc., was formed to support our U.S. development and potential commercialization efforts. Our commercial management team is comprised of experienced professionals in sales, sales operations, market access, marketing and medical affairs. In addition, we have established a field-based organization comprised of approximately 70 individuals, including a sales team, reimbursement support team, clinical nurse educators, national account managers and medical liaisons.

Our sales force is focused on promoting Jelmyto, and educating potential prescribers to identify patients, activate accounts and gain formulary access, as applicable. In the event that we receive regulatory approvals for our products in markets outside of the United States, we intend, where appropriate, to pursue commercialization relationships, including strategic alliances and licensing, with pharmaceutical companies and other strategic partners, which are equipped to market or sell our products through their well-developed sales, marketing and distribution organizations in such countries.

In addition, we may out-license some or all of our worldwide patent rights to more than one party to achieve the fullest development, marketing and distribution of any products we develop.

Employees

As of January 31, 2022, we had 195 employees worldwide, 153 in the United States and 42 in Israel, many of whom hold advanced degrees. None of our employees are subject to a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our relationships with our employees are good.

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

Unless the context requires otherwise, references in this Annual Report to “UroGen Pharma,” “UroGen,” “the Company,” “our Company,” “we,” “us”, and “our” and “UroGen” refer to UroGen Pharma, Ltd. and its subsidiary.

.

Item 1A. Risk Factors

RISK FACTORS

An investment in our ordinary shares involves a high degree of risk. You should carefully consider all of the information set forth in this Annual Report and in our other filings with the SEC, including the following risk factors which we face. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our results could materially differ from those anticipated in these forward-looking statements, as a result of certain factors including the risks described below and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” above.

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

Successful commercialization of Jelmyto is subject to many risks. We initiated our commercial launch of Jelmyto in June 2020, and prior to that, we had never, as an organization, launched or commercialized any product. There is no guarantee that our ongoing commercial launch of Jelmyto or our future commercialization efforts will be successful, or that we will be able to successfully launch and commercialize any other product candidates that receive regulatory approval. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain, further train and develop our team in order to be prepared to successfully coordinate the ongoing launch and commercialization of Jelmyto. Even if we are successful in maintaining and further developing our commercial team, there are many factors that could cause the ongoing launch and commercialization of Jelmyto to be unsuccessful, including a number of factors that are outside our control. We must also properly educate physicians and nurses on the skillful preparation and administration of Jelmyto, and develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

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

Jelmyto has been administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal Phase 3 OLYMPUS clinical trial for the treatment of adult patients with low-grade UTUC. While the FDA granted approval of Jelmyto based on the data included in the NDA, including data from the Phase 3 OLYMPUS clinical trial, we do not know whether the results when a large number of patients and broader populations are exposed to Jelmyto, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of Jelmyto that served as the basis for the approval of Jelmyto. New data relating to Jelmyto, including from spontaneous adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of Jelmyto from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto and any of our product candidates that receive regulatory approval.

Our strategy is to build and maintain a fully integrated biotechnology company to successfully execute the commercialization of Jelmyto in the United States. Jelmyto is our only product that has been approved for sale by any regulatory body, and it became available in the United States in June 2020. While we have established a commercial management team and have also established a field-based organization comprised of approximately 80 individuals, including a sales team, reimbursement support team, clinical nurse educators, national account managers and medical science liaisons, we currently have very limited experience commercializing pharmaceutical products as an organization. In order to successfully commercialize Jelmyto, we must continue to develop our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully further develop these capabilities. Additionally, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize Jelmyto would be limited, and we would not be able to generate product revenues successfully. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

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

•

as a result of general disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for Jelmyto to be prescribed, reconstituted, instilled and reimbursed.

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

The commercial success of Jelmyto and any other product candidates that receive regulatory approval will depend significantly on their broad adoption and use by physicians, for approved indications, including, in the case of Jelmyto, for the treatment of low-grade UTUC, and in the case of UGN-102, for the treatment of low-grade intermediate risk NMIBC, and for other therapeutic indications that we may seek to pursue with any of our product candidates. Physicians treating low-grade UTUC and low-grade intermediate risk NMIBC have never had to consider treatments other than surgery. The degree and rate of physician and patient adoption of Jelmyto, UGN-102 or any of our other product candidates, if approved, will depend on a number of factors, including:

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

If Jelmyto, UGN-102 or any of our other product candidates are approved for use but fails to achieve the broad degree of physician adoption and market acceptance necessary for commercial success, our operating results and financial condition would be adversely affected.

Jelmyto and our product candidates, if approved, will face significant competition with competing technologies and our failure to compete effectively may prevent us from achieving significant market penetration.

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our potential competitors include large and experienced companies that enjoy significant competitive advantages over us, such as greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and foreign regulatory authorities. These companies may develop new drugs to treat the indications that we target or seek to have existing drugs approved for use for the treatment of the indications that we target.

The FDA has approved five immunotherapy drugs known as checkpoint inhibitors; Tecentriq (atezolizumab), Bavenico (avelumab), Imfinzi (durvalumab), Opdivo (nivolumab) and Keytruda (pembrolizumab) for the treatment of locally advanced or metastatic bladder cancer, a form of muscle invasive bladder cancer.

We are aware of several pharmaceutical companies that are developing drugs in the fields of urology and uro-oncology, such as Roche, Vyriad, GSK, Celgene, Samyang biopharma, Merck Sharp & Dohme Corp., Sesen Bio, Viralytics Limited, AADi, LLC, Biocancell Ltd., ImmunityBio, Seagen Inc., Steba Biotech Ltd., FKD Therapies Oy and Janssen. We are aware of a company called Steba Biotech with an IND granted in December 2020 who has initiated a Phase 3 study of padeliporfin ImPACT for the treatment of adult patients with low-grade and unifocal high-grade UTUC in the first quarter of 2021. We are also aware that other companies, such as Janssen and Lipac are conducting, or have recently conducted clinical trials for product candidates for the treatment of low-grade intermediate risk NMIBC. Outside of these indications where we are developing products, we are aware of other companies doing work in both bladder and upper tract cancers, but these are with agents or on targets in high-grade, metastatic, or muscle invasive cancers. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing products that are more effective, easier to administer or less costly than our product candidates.

In addition, we face competition from existing standards of treatment, surgical tumor resection procedures. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care. Generic mitomycin injectable drug products, while approved by FDA for gastric and pancreatic cancers, are neither approved for low-grade UTUC nor reconstituted with hydrogel as Jelmyto is, although they may be used off-label by physicians for the treatment of low-grade UTUC, as they have been prior to the approval of Jelmyto.

Our ability to market Jelmyto and any of our product candidates that receive marketing approval is and will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.

Jelmyto is indicated for adult patients with low-grade UTUC. We are currently developing UGN-102, UGN-201 and UGN-301 for the treatment of various forms of bladder cancer. The FDA and other applicable regulatory agencies will restrict our ability to market or advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop and, if approved, promote and commercialize new treatment indications for our products in the future, but we cannot predict when or if we will receive the regulatory approvals required to do so. Failure to receive such approvals will prevent us from promoting or commercializing new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

If we are found to have improperly promoted off-label uses of Jelmyto or any of our product candidates that receive regulatory approval, or if physicians misuse our products, we may become subject to prohibitions on the sale or marketing of our products, significant sanctions, and product liability claims, and our image and reputation within the industry and marketplace could be harmed.

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

•

our ability to successfully complete the FDA requirements related to chemistry, manufacturing and controls ("CMC"), for UGN-102 and our other product candidates, and if completed, their sufficiency to support an NDA;

•	the FDA’s timely acceptance of our INDs, for our product candidates. Without such IND acceptances, we will be unable to commence clinical trials in the United States;

•	the FDA’s acceptance of the number, design, size, conduct and implementation of our clinical trials, our trial protocols and the interpretation of data from nonclinical studies or clinical trials;

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

•

our success in educating physicians and patients about the benefits, risks, administration and use of our product candidates, if approved, particularly in light of the fact that there are no drugs that have been approved by the FDA for the primary treatment of low-grade NMIBC, and only a limited number of drugs have been approved by the FDA as adjuvant treatment for high-grade NMIBC;

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;

•	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

•	the FDA’s acceptance of the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is sufficient for approval;

•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP;

•	the FDA’s acceptance of the manufacturing processes or facilities of third-party manufacturers with which we contract;

•	our ability to secure supply of the raw materials from TAPI (Teva Active Pharmaceutical Ingredients) or other suppliers for our product candidates to support clinical trials and commercial use;

•	our ability to manufacture or secure finished product from third-party suppliers for product candidates, including UGN-102, if approved.

•	our ability to obtain, protect and enforce our intellectual property rights with respect to our product candidates; and

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

Many of these clinical, regulatory and commercial risks are beyond our control. Further, these risks and uncertainties impact all of our clinical programs that we pursue and have been amplified by the ongoing COVID-19 pandemic, as described below. Accordingly, we cannot assure you that we will be able to advance any more of our product candidates through clinical development, or to obtain additional regulatory approval of any of our product candidates. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would thus negatively impact our business, results of operations and prospects. Even if we receive approval of any of the product candidates in our pipeline or future product candidates, there is no assurance that we will be able to successfully commercialize any of them.

To date we have only generated limited clinical data for our investigational product candidates.

Positive results in nonclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3 clinical trials, after promising results in nonclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse effects. To date, our clinical trials and other programs have involved small patient populations and because of the small sample size, the results of these clinical trials may be subject to substantial variability and may not be indicative of future results. We initiated the Phase 3 ATLAS trial in December 2020 and until recently were enrolling patients in this trial assessing UGN-102 with or without TURBT compared to standard of care, TURBT. Following discussions with the FDA,we initiated our Phase 3 ENVISION trial, a new single-arm Phase 3 trial of UGN-102 in low-grade, intermediate-risk, NMIBC in the first quarter of 2022. The design for the Phase 3 ENVISION trial is similar to our Phase 2 OPTIMA II trial in that the patient population will have similar clinical characteristics, receive the same treatment regimen and undergo the same efficacy and safety assessments and qualitative follow-up. However, there can be no assurance that the Phase 3 ENVISION trial will have a higher probability of clinical or regulatory success notwithstanding similarities in its design to our Phase 2 OPTIMA II trial. If our clinical trials do not ultimately indicate that our product candidates are safe and effective for their intended use, the FDA may not approve any NDA that we may submit to market such product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

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

Before we can submit an NDA to the FDA or comparable similar applications to foreign regulatory authorities, we must conduct Phase 3 clinical trials, or a pivotal/registration trial equivalent, for each product candidate. After submission of an NDA, the FDA may raise additional questions on any data contained in the application. These questions may come in the form of information requests or in the NDA 74-day letter as review issues. We must address these questions during the review, but we do not know whether our responses will be acceptable to the FDA. We cannot assure you that the FDA will not decide to require us to perform additional clinical trials, including potentially requiring us to perform an additional pivotal study with a control arm, before approving, or as a condition of approving, NDAs for our product candidates.

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

•

reach agreement on acceptable terms with prospective contract research organizations ("CROs") and clinical trial sites, and have such CROs and sites effect the proper and timely conduct of our clinical trials;

•	obtain and maintain institutional review board ("IRB") approval at each clinical trial site;

•	identify, recruit, enroll and retain suitable patients to participate in a trial;

•	have a sufficient number of patients enrolled, complete a trial or return for post-treatment follow-up;

•	ensure clinical investigators and clinical trial sites observe trial protocol or continue to participate in a trial;

•	address any patient safety concerns that arise during the course of a trial;

•	address any conflicts with new or existing laws or regulations;

•	add a sufficient number of clinical trial sites;

•	manufacture sufficient quantities at the required quality of product candidate for use in clinical trials; or

•	raise sufficient capital to fund a trial.

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

As with most pharmaceutical products, Jelmyto and our product candidates may be associated with side effects or adverse events that can vary in severity and frequency. Side effects or adverse events associated with the use of Jelmyto or any of our product candidates, including UGN-102, may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. To date, in our nonclinical testing, Compassionate Use Program for Jelmyto, clinical trials and post-marketing experience, we have observed several adverse events and SAEs, including ureteric obstruction, ureteral stenosis, inhibition of urine flow, rash, flank pain, kidney swelling, kidney infection, renal dysfunction, hematuria, fatigue, nausea, abdominal pain, dysuria, vomiting, urinary tract infection, urgency in urination and pain during urination. In addition, we have observed transient perturbation of laboratory measures of renal and hematopoietic function. These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. However, we cannot assure you that we will not observe additional drug or procedure-related SAEs in the future or that the FDA will not determine them as such. Side effects such as toxicity or other safety issues associated with the use of Jelmyto or our product candidates could require us to perform additional studies or halt development or sale of Jelmyto or our product candidates or expose us to product liability lawsuits, which will harm our business.

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

We may continue to face future developmental and regulatory difficulties related to Jelmyto and any of our product candidates that receive marketing approval. In addition, we are subject to government regulations and we may experience delays in obtaining required regulatory approvals to market our proposed product candidates.

We are subject to certain post-marketing commitments related to Jelmyto, including a requirement for a period of five years to provide annual updates for the duration of response for all patients with ongoing complete responses enrolled in the Phase 3 OLYMPUS trial. With respect to our current and future candidates, even if we complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or applicable foreign regulatory agency may grant approval contingent on the performance of additional costly post-approval clinical trials, risk mitigation requirements and surveillance requirements to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable. Absence of long-term safety data may further limit the approved uses of our products, if any.

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

We have entered into collaboration and licensing agreements and in the future may enter into collaboration and licensing arrangements with other third parties for the development or commercialization of our product candidates. If our collaboration and licensing arrangements are not successful, we may not be able to capitalize on the market potential of these product candidates

We may utilize a variety of types of licensing, collaboration, distribution and other marketing arrangements with third parties to develop our product candidates and commercialize our approved product candidates, if any. We are not currently party to any such arrangement that we consider material. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Collaborations may not lead to development or commercialization of product candidates in the most efficient manner, or at all, and may otherwise experience challenges. For example, in August 2020, we announced that the Phase 2 APOLLO trial did not meet the primary endpoint. The data suggested that this result may have been due to BOTOX not effectively permeating the urothelium. In November 2021 the arrangement was terminated.

If any future material collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. All the risks relating to product development, regulatory approval and commercialization described in this report also apply to the activities of our collaborators.

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

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-201 and UGN-301 for our nonclinical studies and clinical trials, and expect to rely on third party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd ("Teva"), as our single-source supplier of mitomycin active pharmaceutical ingredient ("API") for Jelmyto and UGN-102. We rely on Cenexi-Laboratoires Thissen s.a., and Isotopia Molecular Imaging Ltd. as our sole suppliers for the mitomycin and gel contained in Jelmyto and UGN-102, respectively. We also currently depend on a single source supplier for imiquimod for UGN-201 and zalifrelimab for UGN-301. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto. We do not have any control over the availability of raw materials. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements for Jelmyto, as well as UGN-102 or any of our other product candidates if approved for marketing by the FDA or foreign regulatory authorities. We also rely on a single third-party manufacturer to produce our proprietary drug product, or final mitomycin formulation, necessary for our clinical trial and commercial requirements. We plan to continue to rely on third parties for the production of mitomycin API, the gel contained in Jelmyto, UGN-102 and UGN-301, and for imiquimod for UGN-201, and for zalifrelimab for UGN-301, as well as for the raw materials, compounds and components necessary to produce our product candidates and for nonclinical studies and clinical trials.

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

While we currently have over 12 months of mitomycin API and/or Jelmyto finished product on hand to continue our commercial and clinical operations as planned, depending on the duration of the COVID-19 pandemic and whether further disruptions occur, we may face such delays or costs in future years. Although we believe we have sufficient quantities of mitomycin API for planned manufacturing operations during 2022, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from the ongoing COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto for commercial sales and our product candidates for our clinical trials and research and development operations.

In addition, before we can begin to commercially manufacture any product candidates that receive regulatory approval in the future other than Jelmyto, whether in a third-party facility or in our own facility, once established, we must obtain regulatory approval from the FDA for our manufacturing process and facility in order to sell such products in the United States. A manufacturing authorization would also have to be obtained from the appropriate European Union regulatory authorities in order to sell such products in the European Union. In order to obtain approval, we will need to ensure that all of the processes, methods and equipment of such manufacturing facilities are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any vendors, contract laboratories or suppliers are found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.

Our continuing reliance on third party subcontractors and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third party subcontractors and suppliers may not be able to comply with cGMP or quality system regulation ("QSR") or similar regulatory requirements outside the United States. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay our clinical trials or the manufacture and commercial sale of our in-line or investigational product candidates, if approved.

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

In order to market and sell our products in the European Union and other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. Regulatory approval processes outside the United States generally include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be commercialized in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing approvals and may not receive the necessary approvals to commercialize our product candidates in any particular market. For example, have entered into an exclusive license agreement with Neopharm Ltd. ("Neopharm"), pursuant to which Neopharm is leading the process for seeking regulatory approval of Jelmyto in Israel. Neopharm initiated the regulatory approval process in June 2021. Although the submission is supported by the results from our Phase 3 OLYMPUS trial, there can be no assurance that Jelmyto will be approved for marketing in Israel in the timeframe we expect, or at all. Even if Jelmyto is approved for marketing in Israel, there can be no assurance that it will achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.

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

We and the third parties upon whom we rely are required to comply with Good Clinical Practice ("GCP"), regulations, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or our third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed, or the regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, our clinical trials must be conducted with material produced under current GMP regulations, which are enforced by regulatory authorities. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be impacted if our CROs, clinical investigators or other third parties violate federal or state fraud and abuse or false claims laws and regulations; healthcare privacy and security laws; and bribery and anti-corruption laws.

In order for our clinical trials to be carried out effectively and efficiently, it is imperative that our CROs and other third parties communicate and coordinate with one another. Moreover, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. Our CROs and other third parties may terminate their agreements with us upon as few as 30 days’ notice under certain circumstances. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs, clinical investigators or other third parties on commercially reasonable terms, or at all. Switching or adding CROs, clinical investigators or other third parties can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can impact our ability to meet our desired clinical development timelines. Although we carefully manage our relationship with our CROs, clinical investigators and other third parties, there can be no assurance that we will not encounter such challenges or delays in the future or that these delays or challenges will not have a negative impact on our business, prospects, financial condition or results of operations.

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

As of January 31, 2022, we had 195 employees, of whom 42 are based in Israel and 153 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and face or will face an even greater risk with the commercialization of Jelmyto and any investigational product candidates that receive marketing approval. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in New Israeli Shekels ("NIS"), which is the lawful currency of the State of Israel. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. For example, the dollar depreciated against the NIS during 2021 by a total of 3.2%. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.

A pandemic, including the ongoing COVID-19 pandemic or other public health epidemics, poses the risk that we or our employees, contractors, suppliers, customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The continued spread of COVID-19 and the measures taken or that may be taken by various governments could disrupt the supply chain of material needed for our product candidates and our approved product, Jelmyto, interrupt healthcare services, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our product candidates and have a material adverse effect on our business, financial condition and results of operations. In addition, we and many of our potential customers and partners worldwide have in the past and may in the future be subject to stay-at-home orders as a result of the COVID-19 pandemic. In addition, our ongoing commercial launch of Jelmyto and subsequent commercialization activities could be hindered by the COVID-19 pandemic, although we are currently not able to predict or quantify any such potential impact with any degree of certainty. However, the worldwide spread of the COVID-19 virus has previously resulted and may in the future result in a varying degree of interruption or slowdown of economic activity, thereby impacting demand for a broad variety of goods and services, including potentially for Jelmyto, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained.

The timelines and conduct of our ongoing clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic and patients’ ability or willingness to participate in clinical trials. For those patients who are enrolled and desire to continue in the clinical trials, some patients may not be able or willing to comply with clinical trial protocols if quarantines or governmental orders impede patient movement or interrupt healthcare services. Similarly, we may face increased challenges with the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which could adversely impact our clinical trial operations, timelines and outcomes. While we remain in close contact with our clinical sites and suppliers to attempt to assess the impacts that COVID-19 may have on our clinical trials and projected timelines and we have reviewed and acknowledged recent FDA guidance in our protocols, and follow such guidance where possible, with in an effort to ensure the ongoing safety of the patients in our clinical trials and the continued collection of high quality data, there is no guarantee that such efforts will be successful. As challenging as conducting clinical trials is during normal times, the risks, operational challenges and costs of conducting clinical trials have increased substantially during the pandemic.

Additionally, during most of the COVID-19 pandemic, our sales force has had physical access to hospitals, surgery centers, clinics, healthcare providers and pharmacies curtailed, which we believe has affected our sales to date and may in the future have a material adverse effect on our future sales. Beginning in the second quarter of 2021, our territory business managers have been able to engage in higher levels of in-person physician interaction than they were previously during the pandemic. However, there can be no assurance that our territory business managers will continue to have in-person access to physicians as a result of the ongoing evolution of the COVID-19 pandemic (including the emergence of variants). In addition, while we have developed digital materials and programs for our sales force to use in order to engage virtually with their target physicians when in-person engagement is not safe or feasible, digital materials and virtual engagement may not be effective at growing and maintaining prescription levels of Jelmyto. Additionally, patients who are currently using Jelmyto or who are eligible to use Jelmyto, may be unable to meet with their healthcare providers in person, which may reduce the number of new patient starts and hinder the ability of healthcare providers to complete the recommended number of Jelmyto instillations, affecting our revenues both in our currently approved indication and potentially impacting our anticipated launches in other indications, if approved.

Moreover, the COVID-19 pandemic continues to evolve, including as a result of the emergence of SARS-CoV-2 variants, and the extent to which the COVID-19 pandemic may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain, prevent and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this report.

Certain of our clinical trials and other significant operations (including our Israeli corporate offices and contract manufacturers) are located outside of the U.S. and, therefore, our results may be adversely affected by geopolitical, economic and military instability.

Certain of our clinical trials, such as the Phase 3 ATLAS trial, are operated outside of the U.S., including in the Ukraine and Russia. Additionally, we had anticipated utilizing the Phase 3 ATLAS trial clinical trial sites in Eastern Europe, such as the Ukraine and Russia, among other clinical trial sites, for the UGN-102 Phase 3 ENVISION trial. However, due to the current military conflict in the region, we may not have the ability to continue follow up of patients already enrolled or initiate clinical sites in these same locations for our current and planned clinical trials, and we may need to identify alternative potential clinical sites in other geographies outside Eastern Europe. The failure to identify and operationalize any alternative clinical sites may have an adverse effect on patient enrollment, and could result in delays in enrolling, carrying out, and/or completing our clinical trials. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $110.8 and $128.5 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $467.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

• •	the timing, receipt and amount of sales of, or royalties on, future approved products, if any; the repayment of outstanding debt;

•	any product liability or other lawsuits related to our products or business arrangements;

•	scientific breakthroughs in the field of urothelial cancer treatment and diagnosis that could significantly diminish the demand for our product candidates or make them obsolete; and

•	changes in reimbursement or other laws, regulations or policies that could have a negative impact on our future revenue stream.

In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained regulatory approval for or commercialized any product except Jelmyto and we have not commercialized any of our products or generated any revenue from product sales.

Our indebtedness resulting from our Loan Agreement could adversely affect our financial condition or restrict our future operations.

On March 7, 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower (“Borrower”), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ( “Guarantors” and, collectively with UroGen Pharma Ltd. and Borrower, “Credit Parties”) entered into a loan agreement (“Loan Agreement”) with funds managed by Pharmakon
Advisors, L.P., including BPCR Limited Partnership (as a “Lender”), BioPharma Credit Investments V (Master) LP (as a “Lender”), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, “Collateral Agent), pursuant to which the Lenders agreed to make term loans to the Borrower in an aggregate principal amount of up to $100 million ("Term Loans"), to be funded in two tranches: (i) the first tranche (“Tranche A Loan”) was advanced in the amount of $75 million, in March, 2022 (“Tranche A Closing Date”) and (ii) the second tranche (“Tranche B Loan”) of $25 million will be advanced at the Borrower’s election, subject to the customary bring down conditions and deliverables, and in no event later than December 31, 2022. There is no assurance that the Tranche B Loan will be funded as expected or at all.

The obligations of the Borrower under the Loan Agreement are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other Guarantor and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

The Loan Agreement contains negative covenants that, among other things and subject to certain exceptions, restrict our ability to:

• sell or dispose of assets, including certain intellectual property;
• amend, modify or waive certain material agreements or organizational documents;
• consummate certain change in control transactions;
• incur certain additional indebtedness;
• incur any non-permitted lien or other encumbrance on the Credit Parties’ assets;
• pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests; and
• make payments of certain subordinated indebtedness.

In addition, we are required under the Loan Agreement to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable, including a makewhole amount and prepayment premium.

If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively affect our business operations and financial condition.

We will require additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of December 31, 2021, we had cash and cash equivalents and marketable securities of $89.8 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses. During the second quarter of 2020, we sold 700,000 ordinary shares under the sales agreement ("ATM Sales Agreement") with Cowen and Company, LLC ("Cowen"), for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million. In March 2021, we announced a transaction with RTW Investments ("RTW") totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. In addition, in March 2022, we entered into the Loan Agreement, pursuant to which the Lenders agreed to make the Term Loans to Borrower in an aggregate principal amount of up to $100 million to be funded in two tranches.

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

Covenants under our Pre-Paid Forward Contract with RTW restrict our ability to borrow additional capital.

In March 2021, we entered into a Pre-Paid Forward Contract (the “Forward Contract”) with RTW, pursuant to which we are obligated to make tiered cash payments to RTW, based on the worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-102 (together, the “Products”), subject to an aggregate revenue cap of $300 million.

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

The Forward Contract requires us to use a significant portion of our cash flow to make payments to RTW, limits our ability to borrow additional funds for working capital, capital expenditures or other general business purposes, limits our flexibility to plan for, or react to, changes in our business and industry, places us at a competitive disadvantage compared to our competitors not subject to similar restrictions and increases our vulnerability to the impact of adverse economic industry conditions.

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity, convertible debt or debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM Sales Agreement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as an ordinary shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring and distributing dividends, and may be secured by all or a portion of our assets.

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

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, pending patent applications and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently hold 18 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, UGN-302 (the sequential use of UGN-201 and UGN-301) and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 40 granted patents worldwide, and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Mexico and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2041.

Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are known compounds and our patents and pending patent applications are directed inter alia to novel formulations of these known compounds with our proprietary RTGel technology. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our patent claims, but which may contain the same active ingredients, or by seeking to invalidate our patents. Any disclosure of or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market.

We will not necessarily seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

One or more of the patent applications that we filed, or license may fail to result in granted patents in the United States or foreign jurisdictions, or if granted may fail to prevent a potential infringer from marketing its product or be deemed invalid and unenforceable by a court. Competitors in the field of reverse thermal gel therapies have created a substantial amount of scientific publications, patents and patent applications and other materials relating to their technologies. Our ability to obtain and maintain valid and enforceable patents depends on various factors, including interpretation of our technology and the prior art and whether the differences between them allow our technology to be patentable. Patent applications and granted patents are complex, lengthy and highly technical documents that are often prepared under limited time constraints and may not be free from errors that make their interpretation uncertain. The existence of errors in a patent may have an adverse effect on the patent, its scope and its enforceability. Our pending patent applications may not issue, and the scope of the claims of patent applications that do issue may be too narrow to adequately protect our competitive advantage. Also, our granted patents may be subject to challenges or narrowly construed and may not provide adequate protection.

We may be subject to claims that we infringe, misappropriate or otherwise violate the intellectual property rights of third parties.

Even if our patents do successfully issue, third parties may challenge the validity, enforceability or scope of such granted patents or any other granted patents we own or license, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant. Also, patents granted by the USPTO may be subject to reexamination and other challenges.

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

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. The interpretation and breadth of claims allowed in some patents covering pharmaceutical compositions may be uncertain and difficult to determine and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. Furthermore, even if they are not challenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. To meet such challenges, which are part of the risks and uncertainties of developing and marketing product candidates, we may need to evaluate third party intellectual property rights and, if appropriate, to seek licenses for such third party intellectual property or to challenge such third party intellectual property, which may be costly and may or may not be successful, which could also have an adverse effect on the commercial potential for Jelmyto, UGN-102 and any of our other product candidates.

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

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates or (ii) invent any of the inventions claimed in our patents or patent applications.

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

We filed applications for trademarks (Jelmyto ®, RTGel™, UroGen ® and Cystoject ™) that identify our branding elements, such as Jelmyto and our unique technology in the United States, Europe, Japan and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property rights or the patents of our licensors, which could be expensive and time consuming.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, for example, the intellectual property rights of competitors. Our commercialization activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our product candidates may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates will not infringe existing or future patents. We may unknowingly infringe existing patents by commercialization of our product candidates. It is also possible that patents of which we are aware, but which we do not believe are relevant to our product candidates, could nevertheless be found to be infringed by our product candidates. Nevertheless, we are not aware of any issued patents that we believe would prevent us from marketing our product candidates, if approved. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us.

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

Risks Related to Government Regulation

If the FDA does not conclude that UGN-102 satisfies the requirements under 505(b)(2) or if the requirements for our product candidates are not as we expect, the approval pathway for these product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act"), added 505(b)(2) to the FDCA. 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for UGN-102 and our other product candidates by potentially decreasing the amount of nonclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that our product candidates are reformulations of existing drugs and, therefore, will not be treated as NCEs, the submission of an NDA under the 505(b)(2) pathway does not preclude the FDA from determining that the product candidate that is the subject of such submission is an NCE and therefore not eligible for review under such regulatory pathway.

If the FDA does not allow us to pursue the 505(b)(2) pathway as anticipated, we may need to conduct additional nonclinical experiments and clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely increase significantly. Moreover, inability to pursue the 505(b)(2) pathway could result in new competitive products reaching the market more quickly than our product candidates, which would likely harm our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) pathway, our product candidates may not receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under 505(b)(2) certain competitors and others have objected to the FDA’s interpretation of 505(b)(2). If the FDA’s interpretation of 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our potential future NDAs for up to 30 months depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the 505(b)(2) regulatory pathway for our product candidates, there is no guarantee this would ultimately lead to faster product development or earlier approval.

Moreover, even if these product candidates are approved under the 505(b)(2) pathway, as the case may be, the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

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

For example, in March 2010, President Obama signed into law the ACA laws intended, among other things, to broaden access to health insurance, improve quality of care, and reduce or constrain the growth of healthcare spending.

Provisions of the ACA relevant to the pharmaceutical industry included the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, not including orphan drug sales;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price ("AMP") for most branded and generic drugs, respectively;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or a Joint Selection Committee, to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of an amount greater than $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump Administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump Administration announced several executive orders related to prescription drug pricing that attempted to implement several of the Administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of President Trump’s importation executive order announced in July 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation Model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

These laws may result in additional reductions in healthcare funding, which could have an adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether regulations, guidance or interpretations will be changed, or what the impact of such changes on our operations, including the marketing approvals of UGN-102 or our other product candidates may be.

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

Jelmyto and UGN-201 have been granted Orphan Drug Designation for the treatment of UTUC and CIS, respectively, in the United States. Even if we obtain Orphan Drug Designation for our other product candidates, we may not be the first to obtain regulatory approval for any particular orphan indication due to the uncertainties associated with developing biotechnology products. Further, even if we obtain Orphan Drug Designation for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. Conversely, even if we are granted orphan exclusivity, a competitor that demonstrates clinical superiority with the same active moiety may obtain approval prior to expiration of our exclusivity. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate, we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded our product candidates in ways that are difficult to predict.

Jelmyto and any of our product candidates that receive regulatory approval will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses, limit or withdraw regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.

Jelmyto and any of our product candidates that receive regulatory approval will be subject to continual regulatory review by the FDA and/or foreign regulatory authorities. Additionally, Jelmyto and any of our product candidates that receive regulatory approval will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

The FDA approval of Jelmyto is, and any regulatory approvals that we receive for our product candidates may be, subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval. In addition, any regulatory approvals that we receive for our current or future product candidates may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Jelmyto is, and any of our product candidates that receive regulatory approval will be, subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval.

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

Our relationships with healthcare professionals, independent contractors, clinical investigators, CROs, consultants and vendors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face significant penalties.

We are subject to various U.S. federal, state and foreign health care laws, including those intended to prevent health care fraud and abuse. These laws may impact, among other things, our clinical research, sales and marketing activities, and constrain the business or financial arrangements with healthcare providers, physicians, and other parties that have the ability to directly or indirectly influence the prescribing, ordering, marketing, or distribution of products for which we obtain marketing approval.

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

Additionally, HIPAA, as amended by HITECH, and their implementing regulations, impose, among other things, specified requirements on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their business associates as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms and required implementation of certain safeguards of such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways, may not have the same effect and may not be preempted by HIPAA, thus complicating compliance efforts.

Our operations are also subject to the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healhthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members to CMS, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives made during the previous year. We may also be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, drug pricing, and/or state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidelines promulgated by the federal government. Certain state and local laws also require the registration of pharmaceutical sales representatives.

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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of UGN-102 or any of our other product candidates and to produce, market, and distribute Jelmyto or any of our product candidates that receive clearance or approval.

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

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on December 20, 2019, which was declared effective on January 2, 2020. As of December 31, 2021, we had sold 700,000 shares under the sales agreement for total gross proceeds of $16.6 million, leaving up to $83.4 million available for sale under the ATM Sales Agreement.

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

Based on our analysis of our estimated income, estimated assets, activities and market capitalization, we do not believe that we were a PFIC for the taxable  year ended December 31, 2021. However, because the determination of whether or not we are a PFIC is a fact-intensive determination made on an annual basis, and because the applicable law is subject to varying interpretation, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. Our U.S. tax counsel has not provided any opinion regarding our PFIC status in any taxable year.

If we are characterized as a PFIC, our U.S shareholders may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. shareholders who are individuals, having interest charges apply to distributions by us and gains from the sales of our shares, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. Holder that (i) owns our ordinary shares at any point during a year in which we are characterized as a PFIC and (ii) does not timely make a QEF election (as described below) will treat such ordinary shares as stock in a PFIC for all subsequent tax years, even if we no longer qualify as a PFIC under the relevant tests in such subsequent tax years. A U.S. shareolder of a PFIC generally may mitigate these adverse U.S. federal income tax consequences by making a qualified electing fund (“QEF”) election, or, in some circumstances, a “mark to market” election. However, there is no assurance that we will provide the information required by the IRS in order to enable U.S. shareholders to make a timely QEF election. Moreover, there is no assurance that we will have timely knowledge of our status as a PFIC in the future. Accordingly, U.S. shareholders may be unable to make a timely QEF election with respect to our ordinary shares.

Changes to tax laws could have a material adverse effect on us and reduce net returns to our shareholders.

Our tax treatment is subject to changes in tax laws, regulations and treaties, or the interpretation thereof, as well as tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate including those related to the Organisation for Economic Co-Operation and Development’s ("OECD") Base Erosion and Profit Shifting ("BEPS") Project (including "BEPS 2.0"), and the European Commission’s state aid investigations and other initiatives.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

If a U.S. person (as defined by the Internal Revenue Code of 1986, as amended (the “Code”)) is treated as owning (directly, indirectly or constructively) at least 10% of the total combined voting power of all classes of our stock entitled to vote or 10% or more of the total value of all classes of our stock, such United States person may be treated as a “United States shareholder” with respect to each controlled foreign corporation (CFC) in our group (if any). Each United States shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by controlled foreign corporations, regardless of whether the CFC makes any distributions. In addition, a United States shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual who is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if United States shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. Because our group includes at least one U.S. subsidiary (Urogen Pharma, Inc.), if we were to form or acquire any non-U.S. subsidiaries in the future, attribution rules could cause them to be treated as CFCs with respect to any United States person owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares.

We cannot provide any assurances that we will assist investors in determining whether we or any non-U.S. subsidiaries that we may form or acquire in the future would be treated as a CFC or whether such investor would be treated as a United States shareholder with respect to any such CFC. Further, we cannot provide any assurances that we will furnish to any U.S. shareholder information that may be necessary to comply with the reporting and tax paying obligations discussed above. Failure to comply with these reporting obligations may subject you to significant monetary penalties and may prevent the statute of limitations with respect to your U.S. federal income tax return for the year for which reporting was due from starting. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares.

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be limited.

Under U.S. federal income tax law, federal net operating losses ("NOLs") incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards and other pre-change tax attributes to offset future its post-change income or taxes may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred for UroGen Pharma, Inc. If we undergo an ownership change, our ability to utilize NOLs and other tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our share ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of January 31, 2022, we had 42 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

We are incorporated in Israel. One of our directors resides outside of the United States, and most of the assets of this director are located outside of the United States. Therefore, a judgment obtained against us, or this director, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not be enforced by an Israeli court. It may also be difficult for you to effect service of process on this director in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law.

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

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of January 31, 2022, we had 196 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Recent Sales of Unregistered Securities

None.

Holders

As of February 21, 2022, there were approximately 18 registered holders of record of our ordinary shares.

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

Item 6. [Reserved]

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

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel™ reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved product Jelmyto® (mitomycin) for pyelocalyceal solution, and our investigational candidate, UGN-102 (mitomycin) for intravesical solution, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”), respectively. In addition, our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as a combination therapy with multiple potential agents.

RTGel is a novel proprietary polymeric biocompatible, reverse thermal gelation hydrogel, which, unlike the general characteristics of most forms of matter, is liquid at lower temperatures and converts into gel form when warmed to body temperature. We believe that these characteristics promote ease of delivery into and retention of drugs in body cavities, including the bladder and the upper urinary tract, forming a transient reservoir of drug that disintegrates over time while preventing rapid excretion, providing for increased dwell time. RTGel leverages the physiologic flow of urine to provide a natural exit from the body. We believe that RTGel, when formulated with an active drug, may allow for the improved efficacy of treatment of various types of urothelial and specialty cancers without compromising the safety of the patient or interfering with the natural flow of fluids in the urinary tract.

Jelmyto

Jelmyto is our novel sustained-release RTGel-based formulation of mitomycin that we have developed for the treatment of low-grade UTUC. On April 15, 2020, the FDA approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto exists through April 15, 2023, Orphan Drug exclusivity through April 15, 2027 as well as a composition of matter patent through 2031. The main patents that protect Jelmyto in the United States are set to expire on January 20, 2031. These patents were listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

The FDA evaluated the Jelmyto NDA under Priority Review, which is reserved for medicines that may represent significant improvements in safety or efficacy in treating serious conditions. Jelmyto was also granted Breakthrough Therapy Designation by the FDA, which was created to expedite the development and review of drugs developed for serious or life-threatening conditions with high unmet need.

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team comprising territory business managers with deep experience in both urology and oncology. These territory business managers are led by seven regional business managers. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a Field Reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, our organization includes seven medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 representatives.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payers. The majority of large commercial plans have policies in place, covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration safe and seamless for practitioners and patients, including entering into an agreement with a major national pharmacy under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture on our behalf. In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code. We are also launching a registry to capture data and evaluate real world outcomes in patients with UTUC that have been or will be treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

UGN-102

We are evaluating the safety and efficacy of UGN-102, our novel sustained-release formulation of mitomycin for the treatment of low-grade intermediate risk NMIBC.

In October 2021, we reported final data from the Phase 2b OPTIMA II trial. The single-arm, open label trial completed enrollment of 63 patients at clinical sites across the United States and Israel in September 2019. Patients were treated with six weekly instillations of UGN-102 and underwent assessment of CR (the primary endpoint) four to six weeks following the last instillation. We initiated the Phase 3 ATLAS trial in December 2020 and until November 2021, were enrolling patients in this trial assessing UGN-102 with or without TURBT compared to standard of care (TURBT). In parallel, we continued to engage in discussions with the FDA and, based on this dialogue, we designed a trial in order to demonstrate the efficacy and safety of UGN-102. This new Phase 3 ENVISION trial is a single-arm, multinational, multicenter study evaluating the efficacy and safety of UGN-102 as primary chemoablative therapy in patients with low-grade intermediate risk NMIBC. The design for the Phase 3 ENVISION trial is similar to our Phase 2 OPTIMA II trial in that the patient population will have similar clinical characteristics, receive the same treatment regimen and undergo the same efficacy and safety assessments and qualitative follow-up. Study participants will receive six once-weekly intravesical instillations of UGN-102. The planned primary endpoint will evaluate the complete response rate at three months after the first instillation, and the key secondary endpoint will evaluate durability over time in patients who achieve complete response at the three-month assessment.

We initiated the Phase 3 ATLAS trial in December 2020 and until recently had been enrolling patients in this trial assessing UGN-102 with or without TURBT compared to standard of care. In parallel, we continued to engage in discussions with the FDA and, based on this dialogue, have designed an alternative trial in order to demonstrate the efficacy and safety of UGN-102. This new streamlined Phase 3 ENVISION trial is a single-arm, multinational, multicenter study evaluating the efficacy and safety of UGN-102 as primary chemoablative therapy in patients with low-grade intermediate risk NMIBC. The design for this new Phase 3 ENVISION trial will be similar to our Phase 2 OPTIMA II trial in that the patient population will have the same clinical characteristics, receive the same treatment regimen and undergo the same efficacy and safety assessments and qualitative follow-up, but with different endpoints. Study participants will receive 6 once-weekly intravesical instillations of UGN-102. The planned primary endpoint is the complete response rate at three months after the first instillation, and the key secondary endpoint will be durability over time in patients who achieve complete response at the three-month assessment.

In February 2022, we announced the initiation of the Phase 3 ENVISION trial, which is expected to enroll approximately 220 patients across 90 sites, with completion of enrollment expected by the end of 2022. Assuming positive findings, we anticipate submitting an NDA for UGN-102 in 2024. As a result of the FDA's acceptance of a single arm approach, we have stopped enrollment of the Phase 3 ATLAS study. However, at the time enrollment was stopped, any patients who had signed an informed consent were able to complete screening, and if eligible were randomized into the trial. Patients continue to be followed in Phase 3 ATLAS study, and clinical results from these patients are expected to generate additional safety data and other insights in our evaluation of UGN-102 as a primary therapy in the treatment of low-grade intermediate risk NMIBC.

We have also initiated a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. Patients in the ongoing Phase 3b study will receive six once-weekly intravesical instillations of UGN-102. The Phase 3b study aims to enroll up to 10 patients across four centers. The initial treatment visit will occur at the investigative site and instillation will be performed by a qualified physician. Treatment visits two to six will take place at the patient's home and instillation will be performed by a properly trained and qualified home health professional. The primary endpoint of the study is the incidence of treatment-emergent adverse events (TEAEs), serious TEAEs, TEAEs of special interest, discontinuations from at home study treatment, and clinically significant abnormalities in laboratory tests (hematology, serum chemistry, and urinalysis). We believe the ease and convenience of home instillation has the potential to transform care and facilitate alternative access to treatment.

UGN-301

Our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as a combination therapy with multiple potential agents. UGN-301, an immune checkpoint inhibitor, is delivered using our proprietary RTGel technology , which has been designed to significantly improve the effectiveness of intravesical therapy.

Our initial nonclinical studies involve the sequential use of UGN-201 (imiquimod), a TLR 7 agonist, and UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, as an investigational treatment for high-grade NMIBC. Toll-like receptors are pattern recognition receptors whose importance in stimulating innate and adaptive immunity has been established by recent studies. Toll-like receptors are able to sense microbial components as well as host-derived endogenous molecules released by injured tissues and play a critical role in defending against invading pathogens. Imiquimod, in its topical formulation, is FDA approved for several indications, including superficial basal cell carcinoma. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. UGN-201 does not use our RTGel technology. We believe that UGN-201 may elicit an adaptive immune response in the presence of released bladder cancer antigens, which may translate into a long lasting acquired immune response.

Our Research and Development and License Agreements

Allergan/AbbVie Agreement

In October 2016, we entered into an exclusive license agreement (the "Allergan/AbbVie Agreement") with Allergan Pharmaceuticals International Limited ("Allergan"), a wholly owned subsidiary of Allergan plc, which is now a part of AbbVie Inc. ("AbbVie") and granted Allergan an exclusive worldwide license to research, develop, manufacture and commercialize pharmaceutical products that contain RTGel and clostridial toxins including BOTOX. The license granted the exclusivity for the RTGel and clostridial toxins including BOTOX alone or in combination with certain other active ingredients, referred to as the Licensed Products, which are approved for the treatment of adults with overactive bladder ("OAB") who cannot use or do not adequately respond to anticholinergics.

In October 2017, Allergan commenced a Phase 2 clinical trial of BOTOX/RTGel for the treatment of OAB, with the potential to evolve from multiple injections of BOTOX into the bladder to a single instillation of the novel formulation. In August 2020, we announced that the Phase 2 APOLLO trial did not meet the primary endpoint. The data suggested that this result may have been due to BOTOX not effectively permeating the urothelium. Over the past year, we have been in discussions with AbbVie to determine whether other products in their portfolio would be complementary with RTGel. Based on this review, there was limited interest to pursue combinatorial products, and therefore, in November 2021 the Allergan/AbbVie Agreement was terminated.

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus Inc. (“Agenus”). Pursuant to the agreement, Agenus granted us an exclusive, worldwide license (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import and otherwise commercialize products incorporating a proprietary antibody of Agenus known as AGEN1884 for the treatment of cancers of the urinary tract via intravesical delivery. AGEN1884 is an anti-CTLA-4 antagonist that is currently being evaluated by Agenus as a monotherapy in PD-1 refractory patients and in combination with Agenus’ anti-PD-1 antibody (AGEN2034) in solid tumors. UGN-301 is a formulation of RTGel and zalifrelimab (AGEN1884) that is in early-stage development for high-grade NMIBC.

MD Anderson Agreement

Based on nonclinical studies conducted by us, UGN-201 in combination with anti-CTLA-4 antagonists have shown encouraging results for the potential treatment of high-grade NMIBC. In January 2021, we announced that we entered into a three-year strategic research collaboration agreement with MD Anderson focusing on sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Under the agreement, MD Anderson and UroGen will collaborate on the design and conduct of nonclinical and clinical studies with oversight from a joint steering committee. UroGen will provide funding, developmental candidates, and other support.

For additional information regarding our research and development and license agreements, see Note 12 to our financial statements appearing elsewhere in this Annual Report.

Impact of COVID-19 Pandemic

In the event of continuing disruptions related to COVID-19 variants, there could be detrimental impact to our ongoing and future clinical trials, our ongoing commercial launch and future commercialization activities for Jelmyto, and our ability to access capital markets.

According to the Centers for Disease Control and Prevention, as of the end of January 2022, over 75% of the U.S. population has had at least one dose of the COVID-19 vaccine, and over 64% are fully vaccinated. However, as circumstances evolve, in particular related to the emergence of variants, it will be important to understand potential impacts to patients and the hospital system, and the ability for patients to access Jelmyto. Throughout 2021, we have experienced reduced or limited access to surgery centers and clinics, particularly in regions of the U.S. that have continued to be heavily impacted by COVID-19. While it is difficult to predict the impact of the ongoing COVID-19 pandemic, including associated variants, on our business and the healthcare industry, we continue to monitor the evolving COVID-19 situation, and the potential further impacts that the pandemic and related government response may have on our business.

Components of Operating Results

Revenues

During the year ended December 31, 2021 and December 31, 2020, we recognized $48.0 million and $11.8 million of revenues, respectively, from sales of our product, Jelmyto, which we launched in June 2020.

Cost of Revenues

Cost of revenues consist primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses.

Research and Development Expenses

Research and development expenses consist primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;

•	expenses incurred under agreements with third parties, including CROs, subcontractors, suppliers and consultants, nonclinical studies and clinical trials;

•	expenses incurred to acquire, develop and manufacture nonclinical study and clinical trial materials;

•	expenses incurred to purchase API and other related manufacturing costs related to Research and Development activities; and

•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs.

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

We have received grants under the Israeli Law for the Encouragement of Industrial Research, Development and Technological Innovation, 5754-1984 (the “R&D Law”), from the Israel Innovation Authority in Israel (the “IIA”), an independent and impartial public entity, for some of our development programs. Through December 31, 2021, we had received grants in the aggregate amount of $2.1 million. On January 12, 2020, the IIA approved the Company’s request to unwind its obligation to the IIA regarding grants that were loaned to the Company between January 2004 and September 2016. The total payment under the IIA approval, net of the royalties already paid, amounts to $6.6 million, which was fully paid during the first quarter of 2020. See Note 18 to the Consolidated Financial Statements included in this report for additional information.

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

Selling and Marketing Expenses

To date, selling and marketing expenses consist primarily of commercial personnel costs (including share-based compensation) along with pre-commercialization and commercialization activities related to Jelmyto, formerly known as UGN-101.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs (including share-based compensation related to directors, employees and consultants). Other significant costs include medical affairs services, external professional service costs, facility costs, accounting and audit services, legal services, and other consulting fees.

Financing on prepaid forward obligation

Financing on prepaid forward obligation is comprised of financing expense related to the RTW Transaction, as defined in Note 3 to the Consolidated Financial Statements.

Interest and Other Income, Net

Interest and other income, net, consisted primarily of interest income, net losses on foreign exchange and bank commissions.

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $335.8 million as of December 31, 2021. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. See Note 16 to the Consolidated Financial Statements for further information.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Revenues	$48,042	$11,799	$36,243
Cost of revenue	5,157	1,009	4,148
Gross profit (loss)	42,885	10,790	32,095
Operating expenses:
Research and development	47,642	47,310	332
Selling and marketing	47,592	46,514	1,078
General and administrative	39,943	43,705	(3,762)
Total operating expenses	135,177	137,529	(2,352)
Operating loss	(92,292)	(126,739)	34,447
Financing on prepaid forward obligation	(17,291)	—	(17,291)
Interest and other income, net	212	1,629	(1,417)
Loss before income taxes	(109,371)	(125,110)	15,739
Income tax expense	1,449	3,374	(1,925)
Net loss	$(110,820)	$(128,484)	$17,664

Revenues

Revenues were $48.0 million and $11.8 million for the years ended December 31, 2021 and 2020, respectively. The increase of $36.2 million reflects the increased volume of sales of our product Jelmyto following its approval by the FDA in April 2020 commercial launch which commenced in June 2020.

Cost of Revenues

Cost of revenues were $5.2 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. We expect this to continue to impact cost of revenues through the second quarter of 2023 as we produce Jelmyto at costs reflecting the full costs of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin was 89.3% and 91.4% for the years ended December 31, 2021 and 2020, respectively.

Research and Development Expenses

Research and development expenses increased by $0.3 million to $47.6 million in the year ended December 31, 2021 from $47.3 million in the year ended December 31, 2020. The increase is primarily attributable to higher research and development expense in 2021 related to the Phase 3 ATLAS study for UGN-102 which was initiated at the end of 2020, partially offset by the one-time payment in the prior year of $6.6 million to unwind our obligation to the IIA, and a decrease in personnel costs within research and development departments.

Selling and Marketing Expenses

Selling and marketing expenses were $47.6 million and $46.5 million for the years ended December 31, 2021 and 2020, respectively. The increase in selling and marketing expenses of $1.1 million resulted primarily attributable to higher field sales force expenses related to the launch and commercialization of Jelmyto.

General and Administrative Expenses

General and administrative expenses were $39.9 million and $43.7 million for the years ended December 31, 2021 and 2020, respectively. The decrease in general and administrative expenses of $3.8 million resulted primarily from a decrease in consulting and personnel costs in 2021.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $17.3 million and $0 for the years ended December 31, 2021 and 2020, respectively, related to the closing of the RTW agreement.

Interest and Other Income, Net

Interest and other income, net was income of $0.2 million and income of $1.6 million for the years ended December 31, 2021 and 2020, respectively. The decrease of $1.4 million was primarily due to a decrease in our cash and cash equivalents and marketable securities.

Liquidity and Capital Resources

As of December 31, 2021, we had $89.8 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our existing cash and cash equivalents and marketable securities, in addition to our recently announced Loan Agreement (see Note 19 to the Consolidated Financial Statements for additional details) are sufficient to fund our planned operations for at least the next 12 months.

Through December 31, 2021, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangement with RTW.

During the second quarter of 2020 we sold 700,000 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million.

In March 2021, we entered into the Forward Contract with RTW, pursuant to which RTW agreed to provide us with an upfront cash payment of $75.0 million to support the launch of Jelmyto and the development of UGN-102, and we agreed to provide RTW with tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. In May 2021, following the receipt of necessary regulatory approvals, we received the $75.0 million prepaid forward payment ($72.4 million net of transaction costs) from RTW. As of December 31, 2021, the amounts paid and payable to RTW amounted to $4.0 million.

On March 7, 2022, we entered into the Loan Agreement, pursuant to which the Lenders agreed to make the Term Loans to Borrower in an aggregate principal amount of up to $100 million to be funded in two tranches: (i) Tranche A Loan was advanced in the amount of $75 million ($72.6 million net of transaction costs) in March, 2022, and (ii) the Tranche B Loan of $25 million will be advanced at the Borrower's election, subject to the customary bring down conditions and deliverables, and in no event later than December 31, 2022. See Note 19 to the Consolidated Financial Statements for additional details.

We have incurred losses since our inception and negative cash flows from our operations, and as of December 31, 2021 we had an accumulated deficit of $467.3 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expenses and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, including Jelmyto, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.There can be no assurances that we will be able to secure such additional financing if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet its needs. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(84,892)	$(105,886)
Investing activities	4,069	93,238
Financing activities	72,319	16,527
Net change in cash and cash equivalents	$(8,504)	$3,879

Operating Activities

Net cash used in operating activities was $84.9 million during the year ended December 31, 2021, compared to $105.9 million used in operating activities during the year ended December 31, 2020. The $21.0 million decrease was attributable primarily to the decrease of $17.7 million in the net loss driven by revenue from sales of our product Jelmyto during 2021, as well as lower personnel related costs and the payment to the IIA during 2020.

Investing Activities

Net cash provided by investing activities was $4.1 million during the year ended December 31, 2021, compared to net cash provided by investing activities of $93.2 million during the year ended December 31, 2020. The decrease of $89.1 million is primarily related to a decrease in maturities of marketable securities, in addition to an increase in purchases of marketable securities as compared to the prior year.

Financing Activities

Net cash provided by financing activities was $72.3 million during the year ended December 31, 2021, compared to net cash provided by financing activities of $16.5 million during the year ended December 31, 2020. The increase of $55.8 is primarily due to the receipt of $72.4 million of net proceeds from the RTW Transaction in 2021, as compared to net proceeds received from sales under the ATM Sales Agreement in 2020.

.

Funding and Cash Requirements

Our present and future funding and cash requirements will depend on many factors, including, among other things:

•	the progress, timing and completion of clinical trials for UGN-102;

•	nonclinical studies and clinical trials for UGN-301 or any of our other product candidates;

•

the costs related to obtaining regulatory approval UGN-102 and UGN-301 and any of our other product candidates, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to any of these product candidates;

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

• •

revenues we may derive either directly or in the form of royalty payments from future sales of Jelmyto, UGN-102, UGN-301, RTGel reverse thermal hydrogel and any other product candidates; and

the repayment of outstanding debt.

Accordingly, we will need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of any additional securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants that further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the terms of the Forward Contract and Loan Agreement limit our ability to take certain actions, including incurring additional indebtedness.

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

For more information as to the risks associated with our future funding needs, see “Item 1.A – Risk Factors.”We will require additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Contractual Obligations and Commitments

In April 2016, the Company signed an addendum to its November 2014 lease agreement for our executive offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, we utilized the agreement extension option and extended the rent period for an additional three years until August 2022.

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

The total obligation for future minimum lease payments under our operating leases is $1.6 million as of December 31, 2021. See Note 10 to the Consolidated Financial Statements for further information.

On March 7, 2022, UroGen Pharma Ltd., the Borrower and the Guarantors party thereto from time to time entered into the Loan Agreement with the Lenders and Collateral Agent pursuant to which the Lenders agreed to make the Term Loans to the Borrower in an aggregate principal amount of up to $100 million to be funded in two tranches: (i) the Tranche A Loan of $75 million was advanced in March, 2022 and (ii) the Tranche B Loan of $25 million will be advanced at Borrowers election, subject to certain conditions, subject to the customary bring down conditions and deliverables, and in no event later than December 31, 2022. The Term Loans will mature on the fifth-year anniversary of the Tranche A Closing Date (the “Maturity Date”). The Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the Loan Agreement. Interest is payable quarterly in arrears. Repayment of outstanding principal of the Term Loans will be made in four equal quarterly payments of principal commencing after the 17th-quarter anniversary of the Tranche A Closing Date. The obligations of the Borrower under the Loan Agreement are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other Guarantor and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, are reflected in our financial statements prospectively from the date of the change in estimate.

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

Prepaid Forward Obligation

Under the RTW Transaction, we received funds to support the continued launch of Jelmyto and the development of UGN-102 in return for tiered, future cash payments based on net sales of Jelmyto and UGN-102, if approved by the FDA. The net proceeds received under the RTW Transaction were recognized as a long-term liability. The subsequent measurement for the liability follows the accounting principles defined in ASC Topic 835-30, “Imputation of Interest”. See Note 9 for further discussion related to the prepaid forward obligation.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of December 31, 2021, we had $89.8 million in cash, cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on December 31, 2021, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 or 2020.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS. As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar depreciated against the NIS during 2021 by a total of 3.2%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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

Item 8. Financial Statements and Supplementary Data

UroGen Pharma, Ltd.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UroGen Pharma Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UroGen Pharma Ltd. and its subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of shareholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Prepaid Forward Agreement - Obligation Liability

As described in Notes 3 and 9 to the consolidated financial statements, in March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received funds to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto.  In May 2021, following the receipt of necessary regulatory approvals, the Company received the $75.0 million prepaid forward payment ($72.4 million net of transaction costs) from RTW and recognized an associated prepaid forward obligation liability.  Each period the Company makes a payment to RTW an expense is recognized related to financing on the prepaid forward obligation based on an imputed rate derived from the expected future payments. Management reassesses the effective rate each period based on the current carrying value of the obligation and the revised estimated future payments. Changes in future payments from previous estimates are included in current and future financing expense. The carrying value of the prepaid forward obligation liability was $85.7 million as of December 31, 2021.

The principal consideration for our determination that performing procedures relating to the prepaid forward agreement obligation liability is a critical audit matter is the significant audit effort in evaluating the accounting for the prepaid forward agreement and determining liability classification.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for determining the accounting for the prepaid forward agreement.  Testing management’s process for determining the accounting for the prepaid forward agreement included (i) reading the prepaid forward agreement; (ii) assessing the appropriateness of the accounting analysis used by management, (iii) assessing whether the terms of the prepaid forward agreement are accurately reflected within the accounting analysis, and (iv) evaluating the appropriateness of management’s determination of the liability classification of the prepaid forward obligation.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 21, 2022

We have served as the Company’s auditor since 2020.

UROGEN PHARMA, LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$44,360	$52,864
Marketable securities	44,779	49,154
Restricted cash	1,226	1,226
Accounts receivable	11,717	7,047
Inventories	4,832	1,964
Prepaid expense and other current assets	7,476	3,364
Total current assets	114,390	115,619
Non-current assets:
Property and equipment, net	1,967	2,046
Restricted deposit	223	223
Right of use asset	1,180	2,158
Marketable securities	675	1,893
Other non-current assets	1,311	66
Total Assets	$119,746	$122,005
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$12,102	$10,023
Employee related accrued expenses	6,948	9,554
Other current liabilities	3,330	1,859
Total current liabilities:	22,380	21,436
Non-current liabilities:
Prepaid forward obligation	85,713	—
Long-term lease liabilities	398	1,497
Uncertain tax positions liability	2,842	2,717
Total Liabilities	111,333	25,650
Commitments and contingencies (Note 18)
Shareholders' equity:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at December 31, 2021 and 2020; 22,462,995 and 22,167,791 shares issued and outstanding as of December 31, 2021 and 2020, respectively	61	60
Additional paid-in capital	475,698	452,525
Accumulated deficit	(467,321)	(356,501)
Accumulated other comprehensive income	(25)	271
Total Shareholders' Equity	8,413	96,355
Total Liabilities and Shareholders' Equity	$119,746	$122,005

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$48,042	$11,799
Cost of revenue	$5,157	1,009
Gross profit	42,885	10,790
Operating expense:
Research and development expenses	47,642	47,310
Selling, general and administrative expenses	87,535	90,219
Operating loss	(92,292)	(126,739)
Financing on prepaid forward obligation	(17,291)	—
Interest and other income, net	212	1,629
Loss before income taxes	(109,371)	(125,110)
Income tax expense	1,449	3,374
Net Loss	$(110,820)	$(128,484)

Statements of Comprehensive Loss
Net loss	$(110,820)	$(128,484)
Other comprehensive income
Unrealized (loss) on marketable securities, net of tax	$(296)	$(5)
Comprehensive Loss	$(111,116)	$(128,489)
Loss per ordinary share basic and diluted	$(4.96)	$(5.90)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	22,347,481	21,780,826

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Amounts
Balance as of January 1, 2020	21,026,184	$57	$407,986	$(228,017)	$276	$180,302
Changes During 2020
Exercise of options into ordinary shares	441,607	1	739			740
Share-based compensation			28,025			28,025
Issuance of ordinary shares in public offering, net of issuance expenses	700,000	2	15,775			15,777
Other comprehensive loss					(5)	(5)
Net loss				(128,484)		(128,484)
Balance as of January 1, 2021	22,167,791	$60	$452,525	$(356,501)	$271	$96,355
Changes during 2021
Exercise of options into ordinary shares	295,204	1	60			61
Share-based compensation			23,113			23,113
Other comprehensive loss					(296)	(296)
Net loss				(110,820)		(110,820)
Balance as of December 31, 2021	22,462,995	$61	$475,698	$(467,321)	$(25)	$8,413

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(110,820)	$(128,484)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	831	416
Accrued financing on prepaid forward obligation	14,848	—
Amortization on marketable securities	476	439
Share-based compensation	23,113	28,025
Amortization of right of use asset	942	1,628
Lease liabilities	(1,176)	(1,541)
Changes in operating assets and liabilities:
Inventory	(2,868)	(1,964)
Accounts receivable	(4,671)	(7,047)
Prepaid expense and other current assets	(4,111)	(2,330)
Other non-current assets	(1,020)	—
Accounts payable and accrued expense	1,998	(1,245)
Employee related accrued expense	(2,606)	2,843
Other current liabilities	47	657
Uncertain tax positions	125	2,717
Net cash used in operating activities	(84,892)	(105,886)
Cash Flows From Investing Activities
Purchase of marketable securities	(51,898)	(29,688)
Sales of marketable securities	2,463	—
Maturities of marketable securities	54,256	124,141
Purchases of property and equipment	(752)	(1,215)
Net cash provided by investing activities	4,069	93,238
Cash Flows From Financing Activities
Proceeds from prepaid forward arrangement	72,402	—
Proceeds from exercise of options into ordinary shares	61	740
Issuances of ordinary shares, net of issuance expenses	—	15,853
Issuance cost related to at-the-market issuances	(144)	(66)
Net cash provided by financing activities	72,319	16,527
Increase (Decrease) in Cash and Cash Equivalents	(8,504)	3,879
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	54,090	50,211
Cash, Cash Equivalents and Restricted Cash at End of Year	$45,586	$54,090
Supplemental Disclosures of Non-Cash Activities
Purchase of property and equipment	$—	$270
Accrued issuance cost	$81	$—
New lease liabilities	$(36)	$51

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

UPL and UPI (together the “Company”) is a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, launching the Company’s first commercial product, Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, clinical development of UGN-102, and raising capital to support and expand these activities.

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

The Company has experienced net losses since its inception and has an accumulated deficit of $467.3 million and $356.5 million as of December 31, 2021 and 2020, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting nonclinical studies and clinical trials.

The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan. Based on management’s cash flow projections the Company believes that its cash and cash equivalents and marketable securities, in addition to our recently announced debt financing agreement (see Note 19 for additional details) are sufficient to fund the Company’s planned operations for at least the next 12 months. The Company anticipates that it will need to raise additional capital in the future. There can be no assurances that the Company will be able to secure such additional financing if at all, or at terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

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

Accordingly, transactions in currencies other than the Dollar are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the Dollar are measured using the official exchange rate at the balance sheet date. The effects of foreign currency re-measurements are recorded in the consolidated statements of operations in “Interest and other income, net”.

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

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. After concluding that a particular filing position can be recognized (i.e., has a more-likely-than-not chance of being sustained), ASC 740-10-30-7 requires that the amount of benefit recognized be measured using a methodology based on the concept of cumulative probability. Under this methodology, the amount of benefit recorded represents the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority that has full knowledge of all relevant information. See Note 16 for further discussion related to income taxes.

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

UROGEN PHARMA, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted loss per common share for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Basic and diluted:
Loss attributable to equity holders of the Company	$110,820	$128,484
Weighted-average number of ordinary shares	22,347,481	21,780,826
Loss per ordinary share	$4.96	$5.90

Recently Adopted Accounting Pronouncements

The Company has reviewed the Accounting Standards Updates recently issued by the Financial Accounting Standards Board, and determined that they are not applicable to the Company.

NOTE 4 - oTHER fINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Accounts payable	$5,786	$3,271
Accrued sales reserves	497	382
Accrued clinical expenses	1,377	1,359
Accrued research and development costs	1,748	1,356
Accrued general and administrative expenses	1,965	2,440
Accrued other expense	729	1,215
Accounts payable and accrued expenses	$12,102	$10,023

Interest and Other Income, Net

Interest and other income consisted of the following as of December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Interest income	365	1,986
Other finance expense	(153)	(357)
Total interest and other income, net	$212	$1,629

NOTE 5 - INVENTORIES

Inventories consist of the following as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Raw materials (1)	$3,894	1,051
Finished goods	1,958	913
Total inventories	$5,852	$1,964

(1) $1.0 million of raw materials at December 31, 2021 are included within other non-current assets on the condensed consolidated balance sheets.

NOTE 6 - FAIR VALUE MEASUREMENTS

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

UROGEN PHARMA, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2021	(Level 1)	(Level 2)
Marketable securities:
US government	$19,307	$19,307	$—
Corporate bonds	8,652	—	8,652
Commercial paper	14,492	—	14,492
Money market funds(1)	21,402	21,402	—
Certificates of deposit	3,003	—	3,003
Total marketable securities	$66,856	$40,709	$26,147

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheets.

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

The Company’s investments in US government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of December 31, 2021 and 2020. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

NOTE 7 - MARKETABLE SECURITIES

The following table summarizes the Company’s marketable securities as of December 31, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
US government	$19,325	$—	$(18)	$19,307
Corporate bonds	8,657	—	(5)	8,652
Commercial paper	14,494	—	(2)	14,492
Money market funds(1)	21,402	—	—	21,402
Certificates of deposit	3,004	—	(1)	3,003
Total marketable securities	$66,882	$—	$(26)	$66,856

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheets.

UROGEN PHARMA, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s marketable securities as of December 31, 2020 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
US government	$ 28,970	$ 216	$ —	$ 29,186
Corporate bonds	21,806	55	—	21,861
Money market funds(1)	39,744	—	—	39,744
Total marketable securities	$ 90,520	$ 271	$ —	$ 90,791

The Company classifies its marketable securities as available-for-sale, and they consist of all debt securities. As of December 31, 2021, they were in a net unrealized loss position of approximately $26,000. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of December 31, 2021, the aggregate fair value of marketable securities held by the Company in an unrealized loss position was $37.0 million which consisted of 23 securities. The unrealized loss was primarily driven by minor fluctuations in the fair value of corporate bonds. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  December 31, 2021, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no allowance for credit loss has been recognized in the period.

The Company’s marketable securities as of December 31, 2021 mature at various dates through July 2023. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	December 31, 2021	December 31, 2020
Maturities within one year	$66,181	$88,898
Maturities after one year through three years	675	1,893
Total marketable securities	$66,856	$90,791

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$360	$333
Computer equipment and software	2,064	1,676
Furniture	597	597
Leasehold improvements	617	609
Manufacturing equipment	555	226
	4,193	3,441
Less: accumulated depreciation and amortization	(2,226)	(1,395)
Property and equipment, net	$1,967	$2,046

Depreciation and amortization expense was $0.8 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

Note 9 – Prepaid Forward Obligation

In  March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received funds to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and  may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. Based on this provision, RTW will receive 13.0% of annual net sales up to $200 million in 2022.

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

In  May 2021, following the receipt of necessary regulatory approvals, the Company received the $75.0 million prepaid forward payment ($72.4 million net of transaction costs) from RTW and recognized an associated prepaid forward obligation liability. Each period the Company makes a payment to RTW, an expense is recognized related to financing on the prepaid forward obligation based on an imputed rate derived from the expected future payments. Management reassesses the effective rate each period based on the current carrying value of the obligation and the revised estimated future payments. Changes in future payments from previous estimates are included in current and future financing expense. The carrying value of the prepaid forward obligation liability was $85.7 million as of December 31, 2021. The Company does not expect to make any principal payments in the next 12 months.

The following table shows the activity with respect to the carrying value of the prepaid forward liability (in thousands):

Prepaid forward obligation at closing of RTW Transaction	$75,000
Capitalized closing costs	(2,599)
Financing on prepaid forward obligation	17,291
Amounts paid and payable (1)	(3,979)
Carrying value of prepaid forward obligation as of December 31, 2021	$85,713

(1) $1.5M of the Amounts paid and payable are included as current portion of the prepaid forward obligation within other current liabilities on the balance sheet

UROGEN PHARMA, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LEASES

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

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.6 million as of December 31, 2021. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.5 million as of December 31, 2021. The Company accounts for the sublease as on operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The ROU asset associated with the head lease was assessed for impairment; the Company concluded that there was no material impairment.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 and the lease term is 38 months. The Company’s remaining contractual obligation under this lease is approximately $0.6 million as of December 31, 2021.

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

The components of lease cost for the year ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	$1,045	$1,812
Sublease income	(224)	(224)
Variable lease cost	66	129
	$887	$1,717

The amounts recognized as of December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Right of use asset	$1,180	$2,158
Long-term lease liabilities	398	1,497
Other current liabilities	1,089	1,202

Supplemental information related to leases for the periods reported is as follows (in thousands, except for lease term and discount rate amounts):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,026	1,726
Right-of-use assets obtained in exchange for new operating lease liabilities	135	135
Weighted-average remaining lease term of operating leases (in years)	1.46 years	2.26 years
Weighted-average discount rate of operating leases	5.62%	5.38%

UROGEN PHARMA, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2022	1,141
2023	357
2024	58
2025 and thereafter	—
Total future minimum lease payments	$1,556
Less: Interest	(69)
Present value of lease liabilities	$1,487

As of December 31, 2020, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2021	$1,307
2022	1,150
2023	357
2024	58
2025 and thereafter	—
Total future minimum lease payments	$2,872

Subleases

As of December 31, 2021, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis was as follows (in thousands):

Operating Leases
Years ending December 31,
2022	243
2023	251
2024	49
2025 and thereafter	—
Total future minimum sublease payments	$543

As of December 31, 2020 undiscounted cash flows to be received under the Company’s operating sublease on an annual basis was as follows (in thousands):

Operating Leases
Years ending December 31,
2021	$ 235
2022	243
2023	251
2024	49
2025 and thereafter	—
Total future minimum sublease payments	$ 778

Sublease income is recognized net within operating expenses. Sublease income for the year ended December 31, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Sublease income from fixed lease payments	$224	$224

NOTE 11 - REVENUE FROM PRODUCT SALES

Net product sales consist of the following for the year ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020
Jelmyto	$48,042	$11,799

Net revenue recognized includes management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and the Company’s copay assistance program, which are estimated based on industry benchmarking studies as well as the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivables. The Company had sales reserves within accounts receivable of $1.2 million and $0.5 million as of  December 31, 2021 and 2020, respectively. The remaining reserves are recognized as accrued expenses. The Company had sales reserves within accrued expenses of $0.5 million and $0.4 million as of December 31, 2021 and 2020, respectively. The following table shows the activity with respect to sales reserves for the year ended December 31, 2021 and 2020, in thousands:

	Reserves related to government sponsored programs	Other reserves	Total accrued sales reserves
Balance as of January 1, 2020			-
Changes during 2020
Accruals	1,444	1,250	2,694
Utilizations	(1,121)	(731)	(1,852)
Balance as of December 31, 2020	323	519	842
Changes during 2021
Accruals	3,824	4,415	8,239
Utilizations	(3,774)	(3,599)	(7,373)
Balance as of December 31, 2021	373	1,335	1,708

UROGEN PHARMA, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LICENSE AND COLLABORATION AGREEMENTS

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

In  October 2017, Allergan commenced a Phase 2 clinical trial of BOTOX/RTGel for the treatment of OAB, with the potential to evolve from multiple injections of BOTOX into the bladder to a single instillation of the novel formulation. In  August 2020, the Company announced that the Phase 2 APOLLO trial did not meet the primary endpoint. The data suggested that this result  may have been due to BOTOX not effectively permeating the urothelium. Over the past year, the Company has been in discussions with AbbVie to determine whether other products in their portfolio would be complementary with RTGel. Based on this review, the Company determined that there was limited interest to pursue combinatorial products, and therefore, in November 2021 the Allergan/AbbVie Agreement was terminated.

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

MD Anderson Agreement

In  January 2021, the Company announced that it entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Under the agreement, MD Anderson and the Company will collaborate on the design and conduct of nonclinical and clinical studies with oversight from a joint steering committee. The Company will provide funding, developmental candidates, and other support. Pursuant to the agreement, the Company makes bi-annual payments to MD Anderson to fund the collaboration. As of  December 31, 2021, the Company has made payments to MD Anderson of $1,000,000 recognized evenly over the associated period through research and development expense.

NOTE 13 - EMPLOYEE RIGHTS UPON RETIREMENT

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

UROGEN PHARMA, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SHAREHOLDERS’ EQUITY

Ordinary Shares

The Company had 100.0 million ordinary shares authorized for issuance as of December 31, 2021 and 2020. The Company had 22.5 million and 22.2 million ordinary shares issued and outstanding as of December 31, 2021 and 2020, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors. Since its inception, the Company has not declared any dividends.

NOTE 15 - SHARE-BASED COMPENSATION

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

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan was 1,400,000. On  January 1, 2018, the share reserve increased by 250,167 to 1,650,167. On  October 12, 2018, the Company increased the amount of registered ordinary shares of the Company’s 2017 Plan by 1,900,000 to 3,550,167. On  June 8, 2020 the Company’s shareholders approved an increase to the amount of registered ordinary shares of the Company’s 2017 Plan by 400,000 to 3,950,167. On  June 7, 2021, the Company’s shareholders approved an increase of the amount of registered ordinary shares of the Company’s 2017 Plan by 400,000 to 4,350,167.

In  May 2019, the Company adopted the UroGen Pharma Ltd. 2019 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, the Company is authorized to issue up to 900,000 ordinary shares pursuant to awards issued under the Inducement Plan. The only persons eligible to receive grants of Awards (as defined below) under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. Under the Inducement Plan, an “Award” is a nonstatutory stock option, RSU or other right to receive ordinary shares pursuant to the Inducement Plan. In December 2021, the Board approved a 300,000 increase in the share reserve of the Inducement plan.

As of December 31, 2021, 3,722,831 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans, and 1,168,949 ordinary shares remain available for future awards.

UROGEN PHARMA, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Options granted:

Set forth below are grants made by the Company as of December 31, 2021. The majority of options vest over three years and expire on the tenth anniversary of the date of grant.

a)	During 2021, the Company granted 593,000 options with exercise prices ranging from $11.92 to $22.07 per share.

b)	During 2020, the Company granted 400,600 options with exercise prices ranging from $16.50 to $29.41 per share.

The fair value of options granted during 2021 and 2020 was $7.0 and $6.7 million, respectively.

The total unrecognized compensation cost of options as of December 31, 2021 was $7.3 million, which is expected to be recognized over a weighted average period of 1.92 years.

The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	2021	2020
Value of ordinary shares	11.92222.077	16.50029.411
Dividend yield	0%	0%
Expected volatility	73.76%-79.16%	71.43%-79.80%
Risk-free interest rate	0.60%-1.62%	0.37%-1.35%
Expected term (in years)	6.0-10 years	5.9-10 years

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

The following table summarizes the number of employee and non-employee options outstanding under the Plan for the years ended December 31, 2021 and 2020, and related information:

	Number of options	Weighted Average price per share
Outstanding as of January 1, 2020	2,871,335	$32.93
Granted	400,600	24.33
Canceled/Forfeited	(408,534)	44.68
Exercised	(137,070)	5.40
Outstanding as of December 31, 2020	2,726,331	$31.29
Granted	593,000	17.29
Canceled/Forfeited	(337,717)	39.18
Exercised	(12,057)	5.00
Outstanding as of December 31, 2021	2,969,557	27.70
Vested and expected to vest, December 31, 2021	2,969,557	27.70
Exercisable, December 31, 2021	2,149,699	$29.69

UROGEN PHARMA, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of stock options exercised was $0.2 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the outstanding and exercisable options as of December 31, 2021:

	Options outstanding		Options exercisable
Exercise price per share	Number of options outstanding at end of year	Weighted average remaining contractual life	Number of options exercisable at end of year	Weighted average remaining contractual life
$0.00 - 10.00	576,267	1.01	576,267	1.01
$10.01 - 20.00	590,500	8.86	178,165	7.44
$20.01 - 30.00	503,300	8.16	215,798	7.15
$30.01 - 40.00	351,000	5.41	338,667	5.34
$40.01 - 50.00	852,490	6.37	744,802	6.27
$50.01 - 59.23	96,000	6.43	96,000	6.43
	2,969,557		2,149,699

The aggregate intrinsic value of the total vested and exercisable options as of December 31, 2021 is $2.4 million.

The following table summarizes information about RSU activity as of December 31, 2021:

Outstanding Restricted Stock Units
Outstanding as of January 1, 2020	519,427
Granted	591,480
Vested and released	(85,954)
Forfeited	(304,537)
Outstanding as of December 31, 2020	720,416
Granted	501,125
Vested and released	(185,120)
Forfeited	(283,147)
Outstanding as of December 31, 2021	753,274

The fair value of RSUs granted during 2021 and 2020 was $9.9 million and $15.6 million, respectively. The total unrecognized compensation cost of RSUs as of December 31, 2021 is $11.1 million with a weighted average recognition period of 1.84 years.

The following table illustrates the effect of share-based compensation on the Statements of Operations:

	Year ended December 31,
	2021	2020
Research and development expenses	$4,009	$6,432
Selling, general and administrative expenses	19,104	21,593
Total share-based compensation expense	$23,113	$28,025

UROGEN PHARMA, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES

The Company is taxed under Israeli tax laws:

Corporate tax rate

The applicable Israeli tax rate relevant to the Company for 2020 and thereafter is 23%.

For financial reporting purposes, the expense for current income taxes consists of the following (in thousands):

	2021	2020
Current taxes:
U.S. Federal	$1,454	$3,218
U.S. State	(5)	156
Total current taxes	$1,449	$3,374

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiary deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
In respect of:
Net operating loss carryforward	$77,277	$57,607
Research and development expenses	8,988	5,362
Stock-based compensation	10,958	9,278
Issuance costs	65	978
In-process research and development	1,909	2,329
Right of use asset	(228)	(372)
Lease Liabilities	282	473
Accrued expenses	1,207	1,589
Depreciation of fixed assets	(158)	(299)
Other	319	18
Less—valuation allowance	(100,619)	(76,963)
Net deferred tax assets	$—	$—

The change in valuation allowance for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Balance at the beginning of the year	$(76,963)	$(50,593)
Changes during the year	(23,656)	(26,370)
Balance at the end of the year	$(100,619)	$(76,963)

The main reconciling item between the statutory tax rates of the Company and the effective rate is the share-based compensation, the provision for a full valuation allowance in respect of tax benefits from carryforward tax losses due to the uncertainty of the realization of such tax benefits, and expense related to uncertain tax positions. A reconciliation of the Company’s statutory tax rate to effective tax is as follows (in thousands, except statutory rate):

	December 31,
	2021	2020
Pretax loss	$(109,371)	$(125,110)
Statutory rate	23%	23%
Income tax expense/(benefit) at statutory rate	(25,155)	(28,775)
Additional tax (tax saving) in respect of:
Non-deductible compensation expense (1)	2,264	2,940
Different tax rate of foreign subsidiaries	(58)	17
Uncertain tax positions	125	2,717
Change in valuation allowance	23,656	26,370
Other (1)	617	105
Income tax expense	$1,449	$3,374

(1) Certain prior period amounts have been reclassified to conform with the current period presentation

UROGEN PHARMA, LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pretax loss for December 31, 2021 and 2020 includes pretax loss from foreign (U.S.) jurisdictions of $10.1 million and $17.0 million, respectively

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

Losses for tax purposes carried forward to future years

As of December 31, 2021, and December 31, 2020, the Company had approximately $335.8 million and $250.2 million of carryforward tax losses, prior to tax effecting, respectively, available to reduce future taxable income without limitation of use.

Uncertain tax positions

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

	2021	2020
Uncertain tax positions at the beginning of the year	$2,717	$—
Gross increases — tax positions in current period	—	2,717
Gross increases — tax positions in prior period	125	—
Uncertain tax positions at the end of the year	$2,842	$2,717

The balances of uncertain tax positions as of December 31, 2021 would affect the Company’s effective tax rate if recognized.

The Company has recorded liabilities for uncertain tax positions of $2.8 million as of December 31, 2021 for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2021, the Company has accrued $0.9 million of interest and penalties related to uncertain tax positions.

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

NOTE 17 - RELATED PARTIES

There were no related party transactions for the year ended  December 31, 2021 or 2020.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2021 and 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

NOTE 19 - SUBSEQUENT EVENTS

On March 2, 2022, the Company signed an amendment to its supply agreement with Cenexi-Laboratoires Thissen S.A. ("Cenexi"). Under the amendment, Cenexi will reserve sufficient capacity in order to fulfill certain minimum annual order quantities based on forecasts provided by the Company. To the extent the Company does not order the minimum annual quantity for any given year, the Company will make shortfall payments for any manufacturing capacity that Cenexi is not able to refill with replacement manufacturing services to other customers.

On March 7, 2022, the Company entered into a loan agreement with funds managed by Pharmakon Advisors, L.P. (“Pharmakon”) for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million ($72.6 million net of transaction costs) was funded in March 2022. At its option, the Company  may draw up to an additional $25 million before December 31, 2022, subject to customary bring down conditions and deliverables. The facility will mature five years from initial funding and can be prepaid in whole at UroGen’s discretion, at any time, subject to prepayment premiums and makewhole amounts. The loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month London Inter-Bank Offered Rate (“LIBOR”) (with a 1.25% floor) plus 8.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2021, we implemented certain enhancements to our finance systems intended to improve the efficiency of certain financial and related transactional processes, some of which are part of our internal control over financial reporting and require testing for effectiveness. We expect to continue to enhance our finance systems and processes for automation and efficiency and strengthen internal control over financial reporting.

There were no further changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC by May 2, 2022 ("Proxy Statement"), and is incorporated in this Annual Report by reference.

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

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

4.1	Reference is made to Exhibit 3.1.

4.2	Description of the Registrant’s Ordinary Shares (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 2, 2020).

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

10.3*	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on June 8, 2021)

10.4*

2017 Israeli Equity Incentive Sub Plan to the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form F-1 (File No. 333-217201), filed with the SEC on April 7, 2017).

10.5	UroGen Pharma Ltd. 2019 Inducement Plan, as amended.

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

10.9*	Amendment 1 to Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.10*	Omnibus Amendment to Equity Awards by and between the Registrant and Elizabeth Barrett, dated as of January 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.11*	Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of December 5, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on February 28, 2019).

10.12*	Amendment 1 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-8079), filed with the SEC on May 13, 2021).

10.13*	Amendment 2 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of March 15, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.14*	Employment Agreement between the Registrant and Jason Smith, dated August 12, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on November 9, 2020).

10.15*	Amendment 1 to Employment Agreement between the Registrant and Jason Smith, dated January 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.16 ††	License Agreement, dated November 8, 2019, by and between the Registrant and Agenus Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 2, 2020).

10.17	Lease Agreement, dated November 4, 2019, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 2, 2020).

21.1	Subsidiary of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Annual Report on Form 10-K of UroGen Pharma Ltd. for the year ended December 31, 2021, formatted in Inline XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

UROGEN PHARMA, LTD.

March 21, 2022	By:	/s/ Elizabeth Barrett
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

Name	Title	Date

/s/ Elizabeth Barrett	Chief Executive Officer, Director	March 21, 2022
Elizabeth Barrett	(Principal Executive Officer)

/s/ Molly Henderson	Chief Financial Officer	March 21, 2022
Molly Henderson	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Chair	March 21, 2022
Arie Belldegrun, M.D.

/s/ Cynthia Butitta	Director	March 21, 2022
Cynthia Butitta

/s/ Fred E. Cohen	Director	March 21, 2022
Fred E. Cohen

/s/ Kathryn Falberg	Director	March 21, 2022
Kathryn Falberg

/s/ Stuart Holden	Director	March 21, 2022
Stuart Holden, M.D.

/s/ Ran Nussbaum	Director	March 21, 2022
Ran Nussbaum

/s/ Shawn C. Tomasello	Director	March 21, 2022
Shawn C. Tomasello