Form 10-Q
period 2022-03-31
UroGen Pharma Ltd.
filed 2022-05-10
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, the registrant had 22,693,170 ordinary shares, par value NIS 0.01 per share, outstanding.

UroGen Pharma Ltd.

Trademarks and Trade Names

Unless the context requires otherwise, references in this Quarterly Report to the “Company,” "UroGen," “we,” “us” and “our” refer to UroGen Pharma Ltd. and its subsidiary, UroGen Pharma, Inc.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$105,379	$44,360
Marketable securities	31,065	44,779
Restricted cash	550	1,226
Accounts receivable	9,499	11,717
Inventories	4,756	4,832
Prepaid expense and other current assets	9,275	7,476
Total current assets	160,524	114,390
Non-current assets:
Property and equipment, net	1,777	1,967
Restricted deposit	223	223
Right of use asset	945	1,180
Marketable securities	674	675
Other non-current assets	1,572	1,311
Total Assets	$165,715	$119,746
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expense	$9,936	$12,102
Employee related accrued expense	5,146	6,948
Other current liabilities	4,009	3,330
Total current liabilities:	19,091	22,380
Non-current liabilities:
Prepaid forward obligation	89,782	85,713
Long-term debt	70,797	—
Long-term lease liability	277	398
Uncertain tax positions liability	2,842	2,842
Total Liabilities	182,789	111,333
Commitments and contingencies (Note 18)
Shareholders' equity:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 22,682,221 and 22,462,995 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	62	61
Additional paid-in capital	478,646	475,698
Accumulated deficit	(495,713)	(467,321)
Accumulated other comprehensive income (loss)	(69)	(25)
Total Shareholders' Equity (Deficit)	(17,074)	8,413
Total Liabilities and Shareholders' Equity (Deficit)	$165,715	$119,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenue	$13,564	$7,485
Cost of revenue	1,525	897
Gross profit	12,039	6,588
Operating expense:
Research and development expense	12,696	10,513
Selling, general and administrative expense	21,300	22,189
Operating loss	(21,957)	(26,114)
Financing on prepaid forward obligation	(5,826)	—
Interest expense on long-term debt	(282)
Other income (expense)	(2)	179
Loss before income taxes	(28,067)	(25,935)
Income tax expense	(325)	—
Net Loss	$(28,392)	$(25,935)
Statements of Comprehensive Loss
Net loss	$(28,392)	$(25,935)
Other comprehensive income
Unrealized (loss) gain on marketable securities	(44)	(128)
Comprehensive Loss	$(28,436)	$(26,063)
Net loss per ordinary share basic and diluted	$(1.25)	$(1.17)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	22,631,509	22,242,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of January 1, 2022	22,462,995	$ 61	$ 475,698	$ (467,321)	$ (25)	$ 8,413
Changes During the Three Months Ended March 31, 2022
Exercise of options into ordinary shares	219,226	1	(1)			—
Share-based compensation			2,949			2,949
Other comprehensive income					(44)	(44)
Net loss				(28,392)		(28,392)
Balance as of March 31, 2022	22,682,221	$ 62	$ 478,646	$ (495,713)	$ (69)	$ (17,074)

Balance as of January 1, 2021	22,167,791	$ 60	$ 452,525	$ (356,501)	271	$ 96,355
Changes During the Three Months Ended March 31, 2021
Exercise of options into ordinary shares	112,603	1	3			4
Share-based compensation			6,195			6,195
Other comprehensive income					(128)	(128)
Net loss				(25,935)		(25,935)
Balance as of March 31, 2021	22,280,394	$ 61	$ 458,723	$ (382,436)	$ 143	$ 76,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(28,392)	$(25,935)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	215	191
Accrued financing on prepaid forward obligation	4,289	—
Amortization on marketable securities	50	191
Share-based compensation	2,949	6,195
Interest expense on long-term debt	282	—
Amortization of right of use asset	241	237
Lease liability	(286)	(400)
Changes in operating assets and liabilities:
Inventory	76	(1,367)
Accounts receivable	2,218	746
Prepaid expense and other current assets	(1,800)	(2,952)
Other non-current assets	(169)	—
Accounts payable and accrued expense	(2,169)	535
Employee related accrued expense	(1,801)	(4,842)
Other current liabilities	301	—
Net cash used in operating activities	(23,996)	(27,401)
Cash Flows From Investing Activities
Maturities of marketable securities	13,621	15,311
Purchases of property and equipment	(25)	(287)
Net cash (used in) provided by investing activities	13,596	15,024
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	—	4
Proceeds from issuance of long-term debt	70,831	—
Issuance cost related to at-the-market issuances	(89)	—
Net cash provided by financing activities	70,742	4
Increase (Decrease) in Cash and Cash Equivalents	60,342	(12,373)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	45,587	54,090
Cash, Cash Equivalents and Restricted Cash at End of Period	$105,929	$41,717
Supplemental Disclosures of Non-Cash Activities
Non-cash new lease liabilities	$6	$(20)
Non-cash issuance cost	$3	$—

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

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for fair statement of its financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2022.

The Company has experienced net losses since its inception and has an accumulated deficit of $495.7 million and $467.3 million as of March 31, 2022 and December 31, 2021, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials.

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

Cash and Cash Equivalents; Marketable Securities

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of money market funds and bank money market accounts and are stated at cost, which approximates fair value. Restricted cash is related primarily to cash held to secure corporate credit cards; restricted deposits are related to cash held to secure leases.

Cash and cash equivalents and marketable securities totaled $137.1 million as of March 31, 2022. The Company classifies its marketable securities as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

Property and equipment are depreciated over the following useful lives (in years):

Useful Lives
Computers and software	3
Laboratory equipment	3 - 6.5
Furniture	5 - 16.5
Manufacturing equipment	2 - 10

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

Long-Term Debt

The Company is party to a loan agreement with funds managed by Pharmakon Advisors, L.P. (“Pharmakon”). The Company recognizes interest expense in current earnings, and accrued interest within other current liabilities on the condensed consolidated balance sheet. The Company recognizes capitalized financing expenses as a direct offset to the long-term debt on the Company's condensed consolidated balance sheet, and amortizes them over the term of the debt using the effective interest method. See Note 10 for further discussion related to long-term debt.

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

Research and Development Expense

Research and development costs are expensed as incurred and consist primarily of the cost of salaries, share-based compensation expense, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including nonclinical studies, clinical trials, manufacturing costs and professional services. The costs of services performed by others in connection with the research and development activities of the Company, including research and development conducted by others on behalf of the Company, shall be included in research and development costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when such development milestone results are achieved.

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

Note 4 – Other Financial Information

Accounts Payable and Accrued Expense

Accounts payable and accrued expense consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Accounts payable	$4,234	$5,786
Accrued sales reserves	361	497
Accrued clinical expense	1,129	1,377
Accrued research and development expense	1,186	1,748
Accrued selling, general and administrative expense	2,042	1,965
Accrued other expense	984	729
Total accounts payable and accrued expense	$9,936	$12,102

Interest and Other Income (Expense), Net

Interest and other income (expense) consisted of the following as of March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$2	$167
Other finance (expense), net	(4)	12
Total other income (expense)	$(2)	$179

Note 5 – Inventories

Inventories consist of the following as of  March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials (1)	$3,663	$3,894
Finished goods	2,365	1,958
Total inventories	$6,028	$5,852

(1) $1.3 million and $1.0 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively .

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

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of the short-term nature of these instruments. The carrying value of the prepaid forward obligation (See Note 9 - Prepaid Forward Obligation) approximates its fair value as the effective interest rate approximates the market rate for loans with similar terms and risk characteristics. Likewise, the carrying value of long-term debt on the Company’s balance sheet (see Note 10 – Long-Term Debt), approximates its fair value as the interest rate approximates the market rate for loans with similar terms and risk characteristics. No transfers between levels have occurred during the periods presented.

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of March 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	March 31,	Identical Assets	Inputs
	2022	(Level 1)	(Level 2)
Marketable securities:
US government	$19,251	$19,251
Corporate bonds	5,296		5,296
Commercial paper	5,192		5,192
Certificates of deposit	2,000		2,000
Total marketable securities	$31,739	$19,251	$12,488

Additionally, as of March 31, 2022 there were approximately $75.0 million of money market funds included within cash and cash equivalents on the condensed consolidated balance sheet that are measured at fair value based on Level 1 fair value measurement criteria.

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2021	(Level 1)	(Level 2)
Marketable securities:
US government	$19,307	$19,307	$—
Corporate bonds	8,652	—	8,652
Commercial paper	14,492	—	14,492
Certificates of deposit	3,003	—	3,003
Total marketable securities	$45,454	$19,307	$26,147

Additionally, as of December 31, 2021 there were approximately $21.4 million of money market funds included within cash and cash equivalents on the condensed consolidated balance sheet that are measured at fair value based on Level 1 fair value measurement criteria.

Note 7 – Marketable Securities

The following table summarizes the Company’s marketable securities (excluding cash and cash equivalents) as of March 31, 2022 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Marketable securities:
US government	$19,302		(51)	$19,251
Corporate bonds	5,305		(9)	5,296
Commercial paper	5,198		(6)	5,192
Certificates of deposit	2,003		(3)	2,000
Total marketable securities	$31,808	$—	$(69)	$31,739

The Company classifies its marketable securities as available-for-sale and they consist of all debt securities. The amortized cost basis as of March 31, 2022 includes $0.1 million of accrued interest receivable. As of March 31, 2022 marketable securities were in a net unrealized loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  March 31, 2022, the aggregate fair value of marketable securities held by the Company in an unrealized loss position was $31.7 million which consisted of 17 securities. The unrealized loss was primarily driven by minor fluctuations in the fair value of corporate bonds driven by changes in market interest rates. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  March 31, 2022, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit losses were recognized in the period.

The Company’s marketable securities as of March 31, 2022 mature at various dates through July 2023. The fair values of marketable securities by contractual maturity consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Maturities within one year	$31,065	$44,779
Maturities after one year through three years	674	675
Total marketable securities	$31,739	$45,454

Note 8 – Property and Equipment

Property and equipment, consists of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory equipment	$374	$360
Computer equipment and software	2,072	2,064
Furniture	597	597
Leasehold improvements	617	617
Manufacturing equipment	558	555
	4,218	4,193
Less: accumulated depreciation and amortization	(2,441)	(2,226)
Property and equipment, net	$1,777	$1,967

Depreciation and amortization expense was $0.2 million for the three months ended March 31, 2022 and $0.2 million for the three months ended March 31, 2021.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the three months ended March 31, 2022 for annual sales up to $200 million was 13.0%.

In addition, subject to FDA approval of UGN-102, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of UGN-102 in an amount equal to: (i) 2.5% of annual net sales up to $200 million, (ii) 1.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 0.5% of annual net sales for annual net sales above $300 million. If the Company does not receive FDA approval for UGN-102 by a specified date, the future cash payments to RTW with respect to aggregate worldwide annual net sales of Jelmyto across all Jelmyto annual net sales tiers will increase by 1.5%. The rate in effect for 2022 for sales up to $200 million is 13%.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability, in thousands:

Prepaid forward obligation at closing of RTW Transaction	$75,000
Capitalized closing costs	(2,599)
Financing on prepaid forward obligation	17,291
Amounts paid and payable	(3,979)
Carrying value of prepaid forward obligation as of December 31, 2021	85,713
Financing on prepaid forward obligation	5,826
Amounts paid and payable	(1,757)
Carrying value of prepaid forward obligation as of March 31, 2022	$89,782

Note 10 – Long-Term Debt

On  March 7, 2022, the Company entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million was funded in  March 2022. At its option, the Company  may draw up to an additional $25 million before  December 31, 2022, subject to customary bring down conditions and deliverables. The facility will mature five years from initial funding and can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums and makewhole amounts. The loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month London Inter-Bank Offered Rate (“LIBOR”) (with a 1.25% floor) plus 8.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York. The Company is not required to maintain any financial covenants.

The Company incurred financing expenses of $4.2 million which are recognized as a direct offset to the long-term debt on the Company's condensed consolidated balance sheet. These debt issuance costs are  amortized over the term of the debt using the effective interest method, and are recorded in the condensed consolidated statements of operations as “Interest expense".

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Long-term debt at closing of Pharmakon loan	$ 75,000
Capitalized costs and discounts	(4,169)
Interest expense	282
Amounts paid and payable	(316)
Carrying value of Pharmakon loan as of March 31, 2022	70,797

Note 11 – Leases

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

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.6 million as of March 31, 2022. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.5 million as of March 31, 2022. The Company accounts for the sublease as on operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The main lease was considered for impairment and the amount was determined to be immaterial.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 and the lease term is 38 months. The Company’s remaining contractual obligation under this lease is approximately $0.5 million as of March 31, 2022.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s leases expire at various dates from 2022 through 2024, with varying renewal and termination options.

The components of lease cost for the three months ended March 31, 2022  and 2021 were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$259	$267
Sublease income	(56)	(56)
Variable lease cost	17	22
	$220	$233

The amounts recognized as of March 31, 2022 and  December 31, 2021 were as follows (in thousands):

	March 31,	December 31,
	2022	2021
Right of use asset	$945	$1,180
Long-term lease liabilities	277	398
Other current liabilities	930	1,089

As of March 31, 2022, no impairment losses have been recognized to date.

Supplemental information related to leases for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,322	2,157
Right-of-use assets obtained in exchange for new operating lease liabilities	144	135
Weighted-average remaining lease term of operating leases (in years)	1.28	2.13
Weighted-average discount rate of operating leases	5.78%	5.36%

As of March 31, 2022, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2022	$ 841
2023	358
2024	58
2025	—
2026 and thereafter	—
Total future minimum lease payments	$ 1,257
Less: Interest	50
Present value of lease liabilities	$ 1,207

Subleases

As of March 31, 2022, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis were as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2022	$182
2023	243
2024	251
2025	49
2026 and thereafter	—
$725

Sublease income is recognized net within operating expense. Sublease income for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021

Sublease income from fixed lease payments	$56	$56

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Jelmyto	$13,564	$7,485

Net revenue recognized includes management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and the Company’s copay assistance program, which are estimated based on industry benchmarking studies as well as the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivables. The following table shows the activity with respect to sales reserves for period ended March 31, 2022 (in thousands):

	Reserves related to government sponsored programs	Other reserves	Total accrued sales reserves
Balance as of December 31, 2021	373	1,335	1,708
Changes during Q1 22
Accruals	873	1,220	2,093
Utilizations	(1,001)	(1,411)	(2,412)
Balance as of March 31, 2022	245	1,144	1,389

Note 13 – License and Collaboration Agreements

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

MD Anderson Agreement

In January 2021, the Company announced that it entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Under the agreement, MD Anderson and the Company will collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. The Company will provide funding, developmental candidates, and other support. Pursuant to the agreement, the Company makes bi-annual payments to MD Anderson to fund the collaboration. As of March 31, 2022, the Company has made payments to MD Anderson of $1,000,000 recognized evenly over the associated period through research and development expense.

Note 14 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of March 31, 2022 and December 31, 2021. The Company had 22.7 million and 22.5 million ordinary shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

Note 15 – Share-Based Compensation

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

As of March 31, 2022, 3,949,544 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 722,810 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development expense	$726	$1,107
Selling, general and administrative expense	2,223	5,088
	$2,949	$6,195

The total unrecognized compensation cost of options and RSUs at March 31, 2022 is $17.5 million with a weighted average recognition period of 1.96 years.

Note 16 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of March 31, 2022, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2021, 2020 and 2019, and for the three months ended March 31, 2022. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $2.8 million as of March 31, 2022, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2022, the Company’s liability for uncertain tax positions includes $0.9 million of accrued interest and penalties.

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

Note 17 – Related Parties

There were no related party transactions for the three months ended March 31, 2022 or 2021.

Note 18 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2022 and December 31, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

See Note 11 for further discussion regarding lease commitments.

Note 19 – Subsequent Events

The Company has evaluated and determined there were no subsequent events through May 10, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021(“Annual Report”), which was filed with the SEC on March 21, 2022. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

We believe that RTGel, when formulated with an active drug, may allow for the improved efficacy of treatment of various types of urothelial and specialty cancers and urologic diseases without compromising the safety of the patient or interfering with the natural flow of fluids in the urinary tract. RTGel achieves this by:

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team comprising territory business managers with deep experience in both urology and oncology. These territory business managers are led by seven regional business managers. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a Field Reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, our organization includes seven medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 representatives

.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payors. The majority of large commercial plans have policies in place, covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration safe and seamless for practitioners and patients, including entering into an agreement with a major national specialty pharmacy under which the pharmacy, following receipt of a patient prescription, prepares the Jelmyto admixture on our behalf. In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021, and replaced the C-Code. We are also launching a registry to capture data and evaluate real world outcomes in patients with UTUC that have been or will be treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

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

UGN-301

Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 antibody, which we intend to study as a combination therapy with multiple potential agents. The completion of non-human primate toxicity studies support the initiation of a multi-arm Phase 1 study of UGN-301 in combination with other agents. We believe that this approach leverages our unique drug delivery technology and provides an opportunity to evaluate intravesical delivery of UGN-301 in combination with other immuno-modulators, chemotherapies, gene therapy and innate immune stimulators.

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

The first combination we are seeking to investigate clinically involves the sequential use of UGN-201 (imiquimod), a toll-like receptor-7 ("TLR 7") agonist, and UGN-301 in high-grade NMIBC ("high-grade NMIBC"). UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. We believe that UGN-201 may elicit an adaptive immune response in the presence of released bladder cancer antigens, which may translate into a long lasting acquired immune response. We believe the combination of UGN-301 and UGN-201 could further increase the adaptive immune response and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapy. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab via intravesical delivery in combination with UGN-201 for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In March 2022, we announced FDA clearance of our Investigational New Drug application ("IND") to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design will utilize a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow the Company to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study was initiated in April 2022 and is expected support the development of UGN-301 in high-grade NMIBC.

.

Our Research and Development and License Agreements

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

MD Anderson Agreement

Based on nonclinical studies conducted by us, UGN-201 in combination with anti-CTLA-4 antagonists have shown encouraging results for the potential treatment of high-grade NMIBC. In January 2021, we announced that we entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Under the agreement, we will collaborate with MD Anderson on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. We will provide funding, developmental candidates, and other support.

For additional information regarding our research and development and license agreements, see Note 13 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Impact of COVID-19 Pandemic

In the event of a prolonged disruption related to COVID-19, there could be detrimental impact to our ongoing and future clinical trials, our ongoing commercial launch and future commercialization activities for Jelmyto, and our ability to access capital markets.

According to the Centers for Disease Control and Prevention, as of April 2022, over 75% of the U.S. population has had at least one dose of the COVID-19 vaccine, and over 65% are fully vaccinated. However, as circumstances evolve, in particular related to the emergence of variants, it will be important to understand potential impacts to patients and the hospital system, and the ability for patients to access Jelmyto. While it is difficult to predict the impact of the ongoing COVID-19 pandemic, including associated variants, on our business and the healthcare industry, we continue to monitor the evolving COVID-19 situation, and the potential further impacts that the pandemic and related government response may have on our business.

Components of Operating Results

Revenue

During the three months ended March 31, 2022 and 2021 we recognized $13.6 million and $7.5 million of revenue, respectively from sales of our product, Jelmyto.

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

We accrue for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from our external service providers. We adjust our accrual as actual costs become known. Where at risk contingent milestone payments are due to third parties under research and development and collaboration agreements, the milestone payment obligations are expensed when such development milestone results are achieved.

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

License fees and development milestone payments related to in-licensed products and technology are expensed as incurred or when achieved, in the case of milestones, if it is determined at that point that they have no established alternative future use.

Selling and Marketing Expense

To date, selling and marketing expense consists primarily of commercial personnel costs (including share-based compensation) along with pre-commercialization and commercialization activities related to Jelmyto, formerly known as UGN-101. We anticipate that our selling and marketing expense remain relatively consistent for the remainder of 2022.

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

We anticipate that our general and administrative expense will remain relatively consistent for the remainder of 2022, and may increase in the future to support the potential approval and commercialization of our product candidates and our continued research and development programs.

Financing on prepaid forward obligation

Financing on prepaid forward obligation is comprised of financing expense related to the RTW Transaction (as defined in Note 3 to our condensed consolidated financial statements included in this Quarterly Report).

Interest expense

Interest expense is comprised of interest related to our long-term debt with Pharmakon (see Note 10 to our condensed consolidated financial statements included in this Quarterly Report).

Interest and Other Income, Net

Interest and other income, net, consisted primarily of interest income.

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $335.8 million as of December 31, 2021. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. See Note 16 to the condensed consolidated financial statements for further information.

Critical Accounting Policies and Estimates

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenue	$13,564	$7,485	$6,079
Cost of revenue	1,525	897	628
Gross profit	12,039	6,588	5,451
Operating expense:
Research and development	12,696	10,513	2,183
Selling and marketing	13,351	11,435	1,916
General and administrative	7,949	10,754	(2,805)
Total operating expense	33,996	32,702	1,294
Operating loss	(21,957)	(26,114)	4,157
Financing on prepaid forward obligation	(5,826)	—	(5,826)
Interest expense	(282)	—	(282)
Interest and other income, net	(2)	179	(181)
Loss before income taxes	(28,067)	(25,935)	(2,132)
Income tax expense	(325)	—	(325)
Net loss	$(28,392)	$(25,935)	$(2,457)

Revenue

Revenue was $13.6 million and $7.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase in revenue of $6.1 million reflects the increased volume of sales of our product Jelmyto.

Cost of Revenue

Cost of revenue was $1.5 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense. We expect this to continue to impact cost of revenue through the first quarter of 2023 as we produce Jelmyto at costs reflecting the full cost of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 88.2% versus 88.7% for the three months ended March 31, 2022, if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expense

Research and development (R&D) expense was $12.7 million and $10.5 million for the three months ended March 31, 2022 and 2021, respectively. The overall increase of $2.2 million is primarily attributable to the Phase 3 ENVISION study for UGN-102, and commencement of Phase 1 study for UGN-301.

Selling and Marketing Expense

Selling and marketing expense was $13.4 million and $11.4 million for the three months ended March 31, 2022 and 2021, respectively. The increase in selling and marketing expense of $2.0 million is primarily attributable to expenses related to our annual sales meeting held in March 2022 which did not occur during the first quarter of 2021.

General and Administrative Expense

General and administrative expense was $7.9 million and $10.8 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in general and administrative expense of $2.9 million resulted primarily from a decrease in compensation expenses in 2022.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $5.8 million and $0 for the three months ended March 31, 2022 and 2021, respectively. The cost in 2022 relates to the financing cost of the RTW Transaction which closed in May 2021.

Interest Expense

Interest expense was $0.3 million and $0.0 for the three months ended March 31, 2022 and 2021, respectively. The cost in 2022 relates to the Pharmakon loan which closed in March 2022.

Interest and Other Income, Net

Interest and other income, net was $0.0 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in interest and other income, net of $0.2 million was primarily due to lower interest earned on cash and marketable securities.

Liquidity and Capital Resources

As of March 31, 2022, we had $137.1 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations beyond the next 12 months.

Through March 31, 2022, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangement with RTW Investments (“RTW”).

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

On March 7, 2022, we entered into a loan agreement ("Loan Agreement") with Pharmakon for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million ($72.6 million net of transaction costs) was funded in March 2022. At our option, we may draw up to an additional $25 million before December 31, 2022, subject to customary bring down conditions and deliverables. The Pharmakon loan will mature five years from initial funding and can be prepaid in whole at our discretion, at any time, subject to prepayment premiums and makewhole amounts. The Pharmakon loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month LIBOR (with a 1.25% floor) plus 8.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York.

We have incurred losses since our inception and negative cash flows from our operations, and as of March 31, 2022 we had an accumulated deficit of $495.7 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, including Jelmyto, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. There can be no assurances that we will be able to secure such additional financing if at all, or on terms that are satisfactory to us, and that it will be sufficient to meet its needs. In the event we is not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

Funding and Material Cash Requirements

Our present and future funding and cash requirements will depend on many factors, including, among other things:

●	the progress, timing and completion of clinical trials for UGN-102;

●	nonclinical studies and clinical trials for UGN-301 or any of our other product candidates;

●

the costs related to obtaining regulatory approval UGN-102 and UGN-301 and any of our other product candidates, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to any of these product candidates;

●

selling, marketing and patent-related activities undertaken in connection with the commercialization of Jelmyto and UGN-102 and any of our other product candidates, and costs involved in the continued development of an effective sales and marketing organization;

●

the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights;

●	potential new product candidates we identify and attempt to develop;

●	revenues we may derive either directly or in the form of royalty payments from future sales of Jelmyto, UGN-102, UGN-301, RTGel reverse thermal hydrogel and any other product candidates; and

●	the repayment of outstanding debt.

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

For more information as to the risks associated with our future funding needs, see Part II, Item 1A – Risk Factors. We will require additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Contractual Obligations and Commitments

In April 2016, we signed an addendum to our November 2014 lease agreement for our executive offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, we utilized the agreement extension option and extended the rent period for an additional three years until August 2022.

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

The total obligation for future minimum lease payments under our operating leases is $1.6 million as of December 31, 2021. See Note 11 to the Consolidated Financial Statements for further information.

In March 2022, UroGen Pharma Ltd., the Borrower and the Guarantors party thereto from time to time entered into the Loan Agreement with the Lenders and Collateral Agent pursuant to which the Lenders agreed to make the Term Loans to the Borrower in an aggregate principal amount of up to $100 million to be funded in two tranches: (i) the Tranche A Loan of $75 million was advanced in March, 2022 and (ii) the Tranche B Loan of $25 million will be advanced at Borrowers election, subject to certain conditions, subject to the customary bring down conditions and deliverables, and in no event later than December 31, 2022. The Term Loans will mature on the fifth-year anniversary of the Tranche A Closing Date (the “Maturity Date”). The Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the Loan Agreement. Interest is payable quarterly in arrears. Repayment of outstanding principal of the Term Loans will be made in four equal quarterly payments of principal commencing after the 17th-quarter anniversary of the Tranche A Closing Date. The obligations of the Borrower under the Loan Agreement are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other Guarantor and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(23,996)	$(27,401)
Investing activities	13,596	15,024
Financing activities	70,742	4
Net change in cash and cash equivalents	$60,342	$(12,373)

Operating Activities

Net cash used in operating activities was $24.0million during the three months ended March 31, 2022, compared to $27.4 million during the three months ended March 31, 2021. The $3.4 million decrease was attributable primarily to financing payments related to the prepaid forward obligation and timing of certain accruals, partially offset by increased collections of accounts receivables.

Investing Activities

Net cash used in investing activities was $13.6 million during the three months ended March 31, 2022, compared to $15.0 million provided by investing activities during the three months ended March 31, 2021. The net decrease of $1.4 million is primarily related to a decrease in maturities of marketable securities, as compared to the prior year.

Financing Activities

Net cash provided by financing activities was $70.7 million during the three months ended March 31, 2022, compared to $0.0 million during the three months ended March 31, 2021. The increase is related to the proceeds from the Pharmakon loan in the current year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. As of March 31, 2022 we had $137.1 million of cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but also invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on March 31, 2022, this change would not have had a material effect on the fair value of our cash and cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS") . As a result, we are exposed to the risk that NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar depreciated against the NIS during 2021 by a total of 3.2%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the three months ended March 31, 2022, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

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

•	Our indebtedness resulting from our Loan Agreement could adversely affect our financial condition or restrict our future operations.
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

•

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

The FDA has approved five immunotherapy drugs known as checkpoint inhibitors; Tecentriq (atezolizumab), Bavencio (avelumab), Imfinzi (durvalumab), Opdivo (nivolumab) and Keytruda (pembrolizumab) for the treatment of locally advanced or metastatic bladder cancer, a form of muscle invasive bladder cancer.

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

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;

•	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

•	the FDA’s acceptance of the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is sufficient for approval;

•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP;

•	the FDA’s acceptance of the manufacturing processes or facilities of third-party manufacturers with which we contract;

•	our ability to secure supply of the raw materials from TAPI (Teva Active Pharmaceutical Ingredients) or other suppliers for our product candidates to support clinical trials and commercial use;

•	our ability to manufacture or secure finished product from third-party suppliers for product candidates, including UGN-102, if approved;

•

our ability to obtain, protect and enforce our intellectual property rights with respect to our product candidates;

he extent to which the costs of our products, once approved, are covered and reimbursed by third-party payors, including the availability of a physician reimbursement code for our treatments, and patients’ willingness to pay for our products;

•	The extent to which the costs of our products, once approved, are covered and reimbursed by third-party payors, including the availability of a physician reimbursement code for our treatments, and patients’ willingness to pay for our products; and

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

Positive results in nonclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3 clinical trials, after promising results in nonclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse effects. To date, our clinical trials and other programs have involved small patient populations and because of the small sample size, the results of these clinical trials may be subject to substantial variability and may not be indicative of future results. We initiated the Phase 3 ATLAS trial in December 2020 and until recently were enrolling patients in this trial assessing UGN-102 with or without TURBT compared to standard of care, TURBT. Following discussions with the FDA, we initiated our Phase 3 ENVISION trial, a new single-arm Phase 3 trial of UGN-102 in low-grade, intermediate-risk, NMIBC in the first quarter of 2022. The design for the Phase 3 ENVISION trial is similar to our Phase 2 OPTIMA II trial in that the patient population will have similar clinical characteristics, receive the same treatment regimen and undergo the same efficacy and safety assessments and qualitative follow-up. However, there can be no assurance that the Phase 3 ENVISION trial will have a higher probability of clinical or regulatory success notwithstanding similarities in its design to our Phase 2 OPTIMA II trial. If our clinical trials do not ultimately indicate that our product candidates are safe and effective for their intended use, the FDA may not approve any NDA that we may submit to market such product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

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

We have recently increased the size of our organization and will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of March 31, 2022, we had 192 employees, of whom 42 are based in Israel and 150 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

We, our CROs and other contractors, consultants, and other third parties on which we rely, depend on information technology, telecommunication systems and data processing for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Notwithstanding the implementation of security measures, these information technology systems are potentially vulnerable to breakdown, service interruptions, system malfunction, natural disasters, fire, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our personnel, third-party vendors, contractors, consultants, business partners, or third parties, or from cyber-attacks by malicious third parties (including the deployment of malware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our information technology, telecommunication systems and data, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, ransomware attack victims may prefer to make payment demands, but if we were to be a victim of such an attack, we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or disruption of our systems and networks or the systems or networks of third parties that support us. The COVID-19 pandemic and our remote workforce also poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. A security incident could compromise our networks and the information stored there could be accessed by parties, manipulated, publicly disclosed, lost, destroyed, altered, encrypted or stolen. Any event that leads to unauthorized access, use or disclosure of personal information could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign equivalents, subject us to mandatory corrective action, which could result in significant costs and reputational damage or otherwise have an adverse effect on our business.

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

Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.*

A pandemic, including the ongoing COVID-19 pandemic or other public health epidemics, poses the risk that we or our employees, contractors, suppliers, customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may in the future have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The measures taken or that may be taken by various governments, in response to COVID-19 could disrupt the supply chain of material needed for our product candidates and our approved product, Jelmyto, interrupt healthcare services, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our product candidates and have a material adverse effect on our business, financial condition and results of operations. In addition, we and many of our potential customers and partners worldwide have in the past and may in the future be subject to stay-at-home orders as a result of the COVID-19 pandemic. In addition, our ongoing commercial launch of Jelmyto and subsequent commercialization activities could be hindered by the COVID-19 pandemic, although we are currently not able to predict or quantify any such potential impact with any degree of certainty. However, the worldwide spread of the COVID-19 virus has previously resulted and may in the future result in a varying degree of interruption or slowdown of economic activity, thereby impacting demand for a broad variety of goods and services, including potentially for Jelmyto, while also disrupting sales channels and marketing activities for an unknown period of time until the disease is contained.

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

Moreover, the COVID-19 pandemic continues to evolve, including as a result of the emergence of SARS-CoV-2 variants, and the extent to which the COVID-19 pandemic may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the number of cases and the severity of those cases, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain, prevent and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this report.

Certain of our clinical trials and other significant operations (including our Israeli corporate offices and contract manufacturers) are located outside of the U.S. and, therefore, our results may be adversely affected by geopolitical, economic and military instability.*

Certain of our clinical trials, such as the Phase 3 ATLAS trial, are operated outside of the U.S., including in the Ukraine and Russia. We continue to follow patients in ATLAS from Russia, but not Ukraine, however, due to ongoing military instability, we may not have the ability to continue follow up of these patients. The failure to identify and operationalize any alternative clinical sites may have an adverse effect on patient enrollment, and could result in delays in enrolling, carrying out, and/or completing our clinical trials. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $110.8 million and $128.5 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $495.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We will require additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $137.1 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses. During the second quarter of 2020, we sold 700,000 ordinary shares under the sales agreement ("ATM Sales Agreement") with Cowen and Company, LLC ("Cowen"), for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million. In March 2021, we announced a transaction with RTW Investments ("RTW") totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. In addition, in March 2022, we entered into the Loan Agreement, pursuant to which the Lenders agreed to make the Term Loans to Borrower in an aggregate principal amount of up to $100 million to be funded in two tranches.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump Administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump Administration announced several executive orders related to prescription drug pricing that attempted to implement several of the Administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of President Trump’s importation executive order announced in July 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed by the Biden administration until January 1, 2026. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation Model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

Our relationships with healthcare professionals, independent contractors, clinical investigators, CROs, consultants and vendors in connection with our current and future business activities may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face significant penalties.*

We are subject to various U.S. federal, state and foreign health care laws, including those intended to prevent health care fraud and abuse. These laws may impact, among other things, our clinical research, sales and marketing activities, and constrain the business or financial arrangements with healthcare providers, physicians, and other parties that have the ability to directly or indirectly influence the prescribing, ordering, marketing, or distribution of products for which we obtain marketing approval.

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

Our operations are also subject to the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members to CMS. We may also be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, drug pricing, and/or state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidelines promulgated by the federal government. Certain state and local laws also require the registration of pharmaceutical sales representatives.

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

Moreover, many foreign laws, including the GDPR and data protection laws in the United Kingdom and Switzerland, impose restrictions on the transfer of personal information to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The European Commission released a set of Standard Contractual Clauses ("SCCs") that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA, but there exists some uncertainty regarding whether the SCCs will remain a valid mechanism. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe. Inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense.

Regulation of privacy, data protection and data security has also become more stringent in the United States. For example, California enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act ("CCPA"), it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, and expand the types of data breaches subject to the CCPA’s private right of action. Additionally, Virginia recently passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act, all of which differ from the CPRA and become effective in 2023. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal information. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Complying with these various laws, regulations and other obligations related to data privacy and protection could require us to incur substantial costs, take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, require us to change our business practices and compliance procedures in a manner adverse to our business, or, in some cases, impact our ability to operate in certain jurisdictions. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. The actual or perceived failure by us, our customers, our vendors, or other relevant third parties to address or comply with these laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines, civil or criminal penalties, private litigation, cause regulators to reject, limit or disrupt our clinical trial activities, harm our reputation, and otherwise cause a material effect on our business, financial condition, and results of our operations. Moreover, inability to import personal information to the United States or other countries may disrupt or require us to change our business practices, interrupt our business operations, including clinical trials, and otherwise have a material financial impact on our business.

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

If we are characterized as a PFIC, our U.S shareholders may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. shareholders who are individuals, having interest charges apply to distributions by us and gains from the sales of our shares, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. Holder that (i) owns our ordinary shares at any point during a year in which we are characterized as a PFIC and (ii) does not timely make a QEF election (as described below) will treat such ordinary shares as stock in a PFIC for all subsequent tax years, even if we no longer qualify as a PFIC under the relevant tests in such subsequent tax years. A U.S. shareholder of a PFIC generally may mitigate these adverse U.S. federal income tax consequences by making a qualified electing fund (“QEF”) election, or, in some circumstances, a “mark to market” election. However, there is no assurance that we will provide the information required by the Internal Revenue Service in order to enable U.S. shareholders to make a timely QEF election. Moreover, there is no assurance that we will have timely knowledge of our status as a PFIC in the future. Accordingly, U.S. shareholders may be unable to make a timely QEF election with respect to our ordinary shares

Changes to tax laws could have a material adverse effect on us and reduce net returns to our shareholders.

Our tax treatment is subject to changes in tax laws, regulations and treaties, or the interpretation thereof, as well as tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, including those related to the Organisation for Economic Co-Operation and Development’s ("OECD") Base Erosion and Profit Shifting ("BEPS") Project (including "BEPS 2.0") and the European Commission’s state aid investigations and other initiatives.

Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or, in the specific context of withholding tax, dividends paid. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders, and increase the complexity, burden and cost of tax compliance.

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

If a “United States person” (as defined by the Internal Revenue Code of 1986, as amended (the “Code”)) is treated as owning (directly, indirectly or constructively) at least 10% of the total combined voting power of all classes of our stock entitled to vote or 10% or more of the total value of all classes of our stock, such United States person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” (CFC) in our group (if any). Each United States shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by the CFC, regardless of whether the CFC makes any distributions. In addition, a United States shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual who is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if United States shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. Because our group includes at least one U.S. subsidiary (Urogen Pharma, Inc.), if we were to form or acquire any non-U.S. subsidiaries in the future, attribution rules could cause them to be treated as CFCs with respect to any United States person owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares.

We cannot provide any assurances that we will assist investors in determining whether we or any non-U.S. subsidiaries that we may form or acquire in the future would be treated as a CFC or whether such investor would be treated as a United States shareholder with respect to any such CFC. Further, we cannot provide any assurances that we will furnish to any United States shareholder information that may be necessary to comply with the reporting and tax paying obligations discussed above. Failure to comply with these reporting obligations may subject you to significant monetary penalties and may prevent the statute of limitations with respect to your U.S. federal income tax return for the year for which reporting was due from starting. U.S. Holders should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares.

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be limited.*

Under U.S. federal income tax law, federal net operating losses ("NOLs") incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred for UroGen Pharma, Inc. If we undergo or have undergone an ownership change, our ability to utilize NOLs and other tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our share ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of March 31, 2022, we had 42 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of March 31, 2022, we had 192 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.*

The global credit and financial markets have experienced extreme volatility and disruptions in the past.  These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. While we cannot predict the broader consequences, the conflict and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Our business could be negatively impacted by environmental, social and corporate governance (ESG) matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning ESG matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would significantly increase our costs. In addition, we currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

10.1	Loan Agreement, dated as of March 7, 2022, by and among UroGen Pharma Ltd. (the “Company”), UroGen Pharma, Inc., as the borrower, and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors, BPCR Limited Partnership, as a lender, BioPharma Credit Investments V (Master) LP, as a lender, and BioPharma Credit PLC, as collateral agent for the lenders.

10.2*	Manufacturing & Supply Agreement, dated as of April 24, 2020 and amended as of March 2, 2022, by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*	Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UroGen Pharma Ltd.

May 10, 2022	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

May 10, 2022	By:	/s/ Don Kim
Don Kim
Chief Financial Officer (Principal Financial and Accounting Officer)