Form 10-Q
period 2022-06-30
UroGen Pharma Ltd.
filed 2022-08-11
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 22,740,526 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts and par value)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$80,690	$44,360
Marketable securities	31,048	44,779
Restricted cash	811	1,226
Accounts receivable	11,595	11,717
Inventories	5,047	4,832
Prepaid expenses and other current assets	10,433	7,476
Total current assets	139,624	114,390
Non-current assets:
Property and equipment, net	1,605	1,967
Restricted deposit	223	223
Right of use assets	2,116	1,180
Marketable securities	673	675
Other non-current assets	1,900	1,311
Total Assets	$146,141	$119,746
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$8,647	$12,102
Employee related accrued expenses	6,428	6,948
Other current liabilities	2,965	3,330
Total current liabilities:	18,040	22,380
Non-current liabilities:
Prepaid forward obligation	93,461	85,713
Long-term debt	71,196	—
Long-term lease liabilities	1,515	398
Uncertain tax positions liability	2,842	2,842
Total Liabilities	187,054	111,333
Commitments and Contingencies (Note 18)
Shareholders' Equity (Deficit):
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 22,727,891 and 22,462,995 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	62	61
Additional paid-in capital	481,485	475,698
Accumulated deficit	(522,404)	(467,321)
Accumulated other comprehensive loss	(56)	(25)
Total Shareholders' Equity (Deficit)	(40,913)	8,413
Total Liabilities and Shareholders' Equity (Deficit)	$146,141	$119,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$16,604	$13,032	$30,168	$20,517
Cost of revenue	1,846	1,427	3,371	2,324
Gross profit	14,758	11,605	26,797	18,193
Operating expenses:
Research and development expenses	12,640	12,124	25,336	22,637
Selling, general and administrative expenses	20,833	22,304	42,133	44,493
Operating loss	(18,715)	(22,823)	(40,672)	(48,937)
Financing on prepaid forward obligation	(5,833)	(3,120)	(11,659)	(3,120)
Interest expense on long-term debt	(2,239)	—	(2,521)	—
Interest and other income, net	128	33	126	212
Loss before income taxes	(26,659)	(25,910)	(54,726)	(51,845)
Income tax expense	(32)	(312)	(357)	(312)
Net Loss	$(26,691)	$(26,222)	$(55,083)	$(52,157)
Statements of Comprehensive Loss
Net loss	$(26,691)	$(26,222)	$(55,083)	$(52,157)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	13	(98)	(31)	(226)
Comprehensive Loss	$(26,678)	$(26,320)	$(55,114)	$(52,383)
Net loss per ordinary share - basic and diluted	$(1.18)	(1.17)	$(2.43)	$(2.34)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	22,703,572	22,331,119	22,667,825	22,287,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of April 1, 2022	22,682,221	$62	$478,646	$(495,713)	$(69)	$(17,074)
Changes During the Three Months Ended June 30, 2022
Exercise of options into ordinary shares	45,670	—	16			16
Share-based compensation			2,823			2,823
Other comprehensive income					13	13
Net loss				(26,691)		(26,691)
Balance as of June 30, 2022	22,727,891	$62	$481,485	$(522,404)	$(56)	$(40,913)

Balance as of April 1, 2021	22,280,394	$61	$458,723	$(382,436)	$143	$76,491
Changes During the Three Months Ended June 30, 2021
Exercise of options into ordinary shares	74,139	—	54			54
Share-based compensation			6,046			6,046
Other comprehensive loss					(98)	(98)
Net loss				(26,222)		(26,222)
Balance as of June 30, 2021	22,354,533	$61	$464,823	$(408,658)	$45	$56,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of January 1, 2022	22,462,995	$61	$475,698	$(467,321)	$(25)	$8,413
Changes During the Six Months Ended June 30, 2022
Exercise of options into ordinary shares	264,896	1	15			16
Share-based compensation			5,772			5,772
Other comprehensive loss					(31)	(31)
Net loss				(55,083)		(55,083)
Balance as of June 30, 2022	22,727,891	$62	$481,485	(522,404)	$(56)	$(40,913)

Balance as of January 1, 2021	22,167,791	$60	$452,525	$(356,501)	271	$96,355
Changes During the Six Months Ended June 30, 2021
Exercise of options into ordinary shares	186,742	1	57			58
Share-based compensation			12,241			12,241
Other comprehensive loss					(226)	(226)
Net loss				(52,157)		(52,157)
Balance as of June 30, 2021	22,354,533	$61	$464,823	$(408,658)	$45	$56,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(55,083)	$(52,157)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	449	401
Inventory Obsolescence	265	—
Accrued financing on prepaid forward obligation	8,359	2,330
Amortization on marketable securities	169	181
Share-based compensation	5,772	12,241
Interest expense on long-term debt	403	—
Amortization of right of use assets	483	469
Changes in operating assets and liabilities:
Inventory	(480)	(1,457)
Accounts receivable	122	(2,465)
Prepaid expenses and other current assets	(2,958)	(1,944)
Other non-current assets	(444)	(1,026)
Accounts payable and accrued expenses	(3,454)	319
Employee related accrued expenses	(520)	(2,781)
Other current liabilities	(704)	195
Lease liabilities	(574)	(652)
Net cash used in operating activities	(48,195)	(46,346)
Cash Flows From Investing Activities
Purchases of marketable securities	—	(41,655)
Maturities of marketable securities	13,533	26,295
Purchases of property and equipment	(88)	(356)
Net cash (used in) provided by investing activities	13,445	(15,716)
Cash Flows From Financing Activities
Proceeds from prepaid forward arrangement	—	72,472
Proceeds from exercise of options into ordinary shares	16	58
Proceeds from issuance of long-term debt	70,793	—
Issuance cost related to at-the-market issuances	(144)	(11)
Net cash provided by financing activities	70,665	72,519
Increase in Cash and Cash Equivalents	35,915	10,457
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	45,586	54,090
Cash, Cash Equivalents and Restricted Cash at End of Period	$81,501	$64,547
Supplemental Disclosures of Non-Cash Activities
Non-cash new lease liabilities	$1,419	$(36)

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

The Company has experienced net losses since its inception and has an accumulated deficit of $522.4 million and $467.3 million as of June 30, 2022 and December 31, 2021, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials.

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

Cash and Cash Equivalents; Marketable Securities

The Company presents all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. Cash and cash equivalents generally consist of money market funds and bank money market accounts and are stated at cost, which approximates fair value.

Cash and cash equivalents and marketable securities totaled $112.4 million as of June 30, 2022. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

Certain short-term investments are valued using models or other valuation methodologies that use Level 2 inputs. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, default rates, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. The majority of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

Income Taxes

The Company provides for income taxes based on pretax income, if any, and applicable tax rates available in the various jurisdictions in which it operates, including Israel and the United States. Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recognized to the extent that it is more likely than not that the deferred taxes will not be realized in the foreseeable future.

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

Long-Term Debt

The Company is party to a loan agreement with funds managed by Pharmakon Advisors, L.P. (“Pharmakon”). The Company recognizes interest expense in current earnings, and accrued interest within other current liabilities on the condensed consolidated balance sheets. The Company recognizes capitalized financing expenses as a direct offset to the long-term debt on the Company's condensed consolidated balance sheets, and amortizes them over the term of the debt using the effective interest method. See Note 10 for further discussion related to long-term debt.

Leases

The Company is a lessee in several noncancelable operating leases, primarily for office space, office equipment and vehicles. The Company currently has no finance leases.

The Company accounts for leases in accordance with ASC Topic 842, “Leases”. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Operating lease ROU assets are presented as operating lease right-of-use assets on the condensed consolidated balance sheets. The current portion of operating lease liabilities is included in other current liabilities and the long-term portion is presented separately as operating lease liabilities on the condensed consolidated balance sheets.

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

The Company’s lease terms may include options to extend the lease. The lease extensions are included in the measurement of the right-of-use asset and lease liability when it is reasonably certain that it will exercise that option.

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

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Accounts payable	$2,457	$5,786
Accrued sales reserves	679	497
Accrued clinical expenses	1,678	1,377
Accrued research and development expenses	875	1,748
Accrued selling, general and administrative expenses	2,268	1,965
Accrued other expenses	690	729
Total accounts payable and accrued expenses	$8,647	$12,102

Interest and Other Income, Net

Interest and other income, net consisted of the following as of June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Interest income	$28	$272
Other income (expense), net	98	(60)
Interest and other income, net	$126	$212

Note 5 – Inventories

Inventories consisted of the following as of  June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials (1)	$4,543	$3,894
Finished goods	2,034	1,958
Total inventories	$6,577	$5,852

(1) $1.5 million and $1.0 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively.

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

The carrying amounts of the Company’s cash, restricted cash, other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of the short-term nature of these assets and liabilities.

The carrying value of the prepaid forward obligation (See Note 9 - Prepaid Forward Obligation) approximates its fair value.  The Company estimated the fair value of the prepaid forward obligation using Level 3 inputs, including internally developed financial forecasts and management's estimate of probability of success related to product candidates, and determined that the effective interest rate in the obligation approximates market rates for loans with similar terms and risk characteristics.

The Company estimated the fair value of long-term debt (see Note 10 - Long-Term Debt) using the income approach with Level 3 inputs. The Company estimated future floating rate interest payments using a forward curve of a three-month benchmark rate, and estimated fair value based on publicly available data reported in the financial statements of publicly traded venture lending companies. Based on a reasonable range of yields for debt instruments of similar tenor in a similar industry, the Company determined that the carrying value of the long-term debt on the Company's balance sheet approximates its fair value.

No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of June 30, 2022 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	June 30,	Identical Assets	Inputs
	2022	(Level 1)	(Level 2)
Assets:
Cash equivalents
US government	$29,357	$29,357	$—
Commercial paper	23,042	—	23,042
Total cash equivalents	52,399	29,357	23,042
Marketable securities
US government	25,023	25,023	—
Corporate bonds	2,555	—	2,555
Commercial paper	4,143	—	4,143
Total marketable securities	31,721	25,023	6,698
Total assets at fair value	$84,120	$54,380	$29,740

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2021	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$21,402	$21,402	$—
Marketable securities
US government	19,307	19,307	—
Corporate bonds	8,652	—	8,652
Commercial paper	14,492	—	14,492
Certificates of deposit	3,003	—	3,003
Total marketable securities	45,454	19,307	26,147
Total assets at fair value	$66,856	$40,709	$26,147

.

Note 7 – Investments

The following table summarizes the Company’s investments as of June 30, 2022 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Cash equivalents:
US government	$29,356	$1	$—	$29,357
Commercial paper	23,045	—	(3)	23,042
Total cash equivalents	$52,401	$1	$(3)	$52,399

Marketable securities:
US government	$25,072	$—	$(49)	$25,023
Corporate bonds	2,560	—	(5)	2,555
Commercial paper	4,143	—	—	4,143
Total marketable securities	$31,775	$—	$(54)	$31,721

The Company classifies its investments as available-for-sale and they consist entirely of debt securities. As of June 30, 2022, the amortized cost of investments included an immaterial amount of accrued interest. As of June 30, 2022, marketable securities were in a net unrealized loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  June 30, 2022, the aggregate fair value of investments held by the Company in an unrealized loss position was $43.6 million which consisted of 16 securities. The unrealized loss was primarily driven by minor fluctuations in the fair value of government bonds driven by changes in interest rates. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  June 30, 2022, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit losses were recognized in the period.

The Company’s investments as of June 30, 2022 mature at various dates through July 2023. The fair values of investments by contractual maturity consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Maturities within one year	$83,447	$44,779
Maturities after one year through three years	673	675
Total investments	$84,120	$45,454

Note 8 – Property and Equipment

Property and equipment, consists of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory equipment	$374	$360
Computer equipment and software	2,115	2,064
Furniture	597	597
Leasehold improvements	617	617
Manufacturing equipment	577	555
	4,280	4,193
Less: accumulated depreciation and amortization	(2,675)	(2,226)
Property and equipment, net	$1,605	$1,967

Depreciation and amortization expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2022 and $0.2 million and $0.4 million for the three and six months ended June 30, 2021.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the six months ended June 30, 2022 for annual sales up to $200 million was 13.0%.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability, in thousands:

Prepaid forward obligation at closing of RTW Transaction	$75,000
Capitalized closing costs	(2,599)
Financing on prepaid forward obligation	17,291
Amounts paid and payable	(3,979)
Carrying value of prepaid forward obligation as of December 31, 2021	85,713
Financing on prepaid forward obligation	11,659
Amounts paid and payable	(3,911)
Carrying value of prepaid forward obligation as of June 30, 2022	$93,461

Note 10 – Long-Term Debt

On  March 7, 2022, the Company entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million was funded in  March 2022. At its option, the Company  may draw up to an additional $25 million before  December 31, 2022, subject to customary bring down conditions and deliverables. The facility will mature five years from initial funding and can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums and make-whole amounts. The loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month London Inter-Bank Offered Rate (“LIBOR”) (with a 1.25% floor) plus 8.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York. The Company is not required to maintain any financial covenants.

The Company incurred financing expenses of $4.2 million which are recognized as a direct offset to the long-term debt on the Company's condensed consolidated balance sheet. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the condensed consolidated statements of operations as “Interest expense".

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Long-term debt at closing of Pharmakon loan	$75,000
Capitalized costs and discounts	(4,207)
Interest expense	2,521
Amounts paid and payable	(2,118)
Carrying value of Pharmakon loan as of June 30, 2022	$71,196

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases as of June 30, 2022:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, UPL utilized the agreement extension option and extended the rent period for an additional three years until August 2022.

•

In September 2017, UPI entered into a new lease agreement for its office space in New York, which the Company previously used as its headquarters. The lease agreement commenced in October 2017 and terminated in February 2021.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.5 million as of June 30, 2022. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.4 million as of June 30, 2022. The Company accounts for the sublease as an operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The main lease was considered for impairment and the amount was determined to be immaterial.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019, with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $2.1 million as of June 30, 2022.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s leases expire at various dates from 2022 through 2026, with varying renewal and termination options.

The components of lease cost for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$257	$260	$516	$527
Sublease income	(56)	(56)	(112)	(112)
Variable lease cost	19	14	36	36
	$220	$218	$440	$451

The amounts recognized as of June 30, 2022 and  December 31, 2021 were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Right of use assets	$2,116	$1,180
Long-term lease liabilities	1,515	398
Other current liabilities	817	1,089

As of June 30, 2022, no impairment losses have been recognized to date.

Supplemental information related to leases for the six months ended  June 30, 2022 and 2021 is as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,615	2,445
Right-of-use assets obtained in exchange for new operating lease liabilities	1,861	135
Weighted-average remaining lease term of operating leases (in years)	3.01	1.91
Weighted-average discount rate of operating leases	9.93%	5.43%

As of June 30, 2022, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2022	$539
2023	875
2024	632
2025	585
2026 and thereafter	49
Total future minimum lease payments	$2,680
Less: Interest	348
Present value of lease liabilities	$2,332

Subleases

As of June 30, 2022, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis were as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2022	$121
2023	251
2024	49
2025	—
2026 and thereafter	—
$421

Sublease income is recognized net within operating expenses. Sublease income for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Sublease income from fixed lease payments	$56	$56	$112	$112

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Jelmyto	$16,604	$13,032	$30,168	$20,517

Net revenue recognized includes management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and the Company’s copay assistance program, which are estimated based on industry benchmarking studies as well as the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivables. The following table shows the activity with respect to sales reserves for period ended of June 30, 2022 (in thousands):

	Reserves related to government sponsored programs	Other reserves	Total accrued sales reserves
Balance as of December 31, 2021	$373	$1,335	$1,708
Accruals	2,759	3,017	5,776
Utilizations	(2,593)	(2,956)	(5,549)
Balance as of June 30, 2022	$539	$1,396	$1,935

Note 13 – License and Collaboration Agreements

Agenus Agreement

In November 2019, the Company entered into a license agreement with Agenus Inc., pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. Initially, the Company plans to develop AGEN1884 in combination with UGN-201 for the treatment of high-grade NMIBC.

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

MD Anderson Agreement

In January 2021, the Company announced that it entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Under the terms of the agreement, MD Anderson and the Company will collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. The Company will provide funding, developmental candidates, and other support. Pursuant to the agreement, the Company makes bi-annual payments to MD Anderson to fund the collaboration. As of June 30, 2022, the Company has made payments to MD Anderson totaling $2.0 million recognized evenly over the associated period through research and development expenses. In July 2022, the Company determined that it had achieved the objectives that it established when the agreement was initiated, and notified MD Anderson that it was exercising its right to conclude the collaboration in 2022 as the Company did not foresee initiating further development activities as part of the collaboration, although the Company will continue to collaborate on existing joint projects. As a result of this notification, the Company is not responsible for any further fixed bi-annual funding payments.

Note 14 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of June 30, 2022 and December 31, 2021. The Company had 22.7 million and 22.5 million ordinary shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

Note 15 – Share-Based Compensation

In October 2010, the Board approved a share option plan (the "2010 Plan") for grants to Company employees, consultants, directors, and other service providers. Subsequently, in March 2017, the Board adopted the 2017 Equity Incentive Plan (the "2017 Plan" and, together with the 2010 Plan, the "Plans"), which was approved by the shareholders in April 2017. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance share awards, performance cash awards, and other forms of share awards to the Company's employees, directors and consultants.

The grant of options to Israeli employees under the Plans is subject to the terms stipulated by Section 102 of the Israeli Income Tax Ordinance (“Section 102”). The option grants are subject to the track chosen by the Company, either the “regular income” track or the “capital gains” track, as set out in Section 102. The Company registered the Plans under the capital gains track, which offers more favorable tax rates to the employees. As a result, and pursuant to the terms of Section 102, the Company is not allowed to claim as an expense for tax purposes the amounts credited to the employees in respect of options granted to them under the Plans, including amounts recorded as salary benefits in the Company’s accounts, with the exception of the work-income benefit component, if any, determined on grant date. For non-employees and for non-Israeli employees, the Plans are subject to Section 3(i) of the Israeli Income Tax Ordinance.

Employees are typically granted stock options and/or restricted stock units ("RSUs"), upon commencement of employment. Also, eligible employees may receive an annual grant of options or RSUs. Non-employee members of the Board typically receive a grant of stock options upon initial appointment to the Board, and stock options annually. The term of any option granted under the Plans cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s ordinary shares on the grant date, and generally vest over a period of three years. If the individual possesses more than 10% of the combined voting power of all classes of equity of the Company, the exercise price shall not be less than 110% of the fair market value of an ordinary share on the date of grant.

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

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan was 1,400,000. On January 1, 2018, the share reserve increased by 250,167 to 1,650,167 shares. On October 12, 2018, the Company increased the amount of ordinary shares authorized for issuance under the 2017 Plan by 1,900,000 to 3,550,167 shares. On June 8, 2020 the Company’s shareholders approved an increase to the amount of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 3,950,167 shares. On June 7, 2021, the Company’s shareholders approved an increase to the amount of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 4,350,167 shares. On June 8, 2022, the Company's shareholders approved an increase to the amount of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 4,750,167 shares.

In May 2019, the Company adopted the UroGen Pharma Ltd. 2019 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, the Company is authorized to issue up to 900,000 ordinary shares pursuant to inducement awards. The only persons eligible to receive grants under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. In December 2021, the Board approved a 300,000 increase in the share reserve of the Inducement Plan.

As of June 30, 2022, 3,916,311 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 1,010,573 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development expenses	$673	$1,041	$1,398	$2,148
Selling, general and administrative expenses	2,150	5,005	4,374	10,093
	$2,823	$6,046	$5,772	$12,241

The total unrecognized compensation cost of options and RSUs at June 30, 2022 is $14.9 million with a weighted average recognition period of 1.81 years.

Note 16 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of June 30, 2022, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2021, 2020 and 2019, and for the six months ended June 30, 2022. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $2.8 million as of June 30, 2022, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2022, the Company’s liability for uncertain tax positions includes $0.9 million of accrued interest and penalties.

The Company operates on a global basis and is subject to tax laws and regulations in the United States and Israel. The estimate of the Company’s tax liabilities relating to uncertain tax positions requires management to assess uncertainties and to make judgments about the application of complex tax laws and regulations, expectations regarding the outcome of tax authority examinations, as well as the ultimate measurement of potential liabilities.

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

Note 17 – Related Parties

There were no related party transactions for the six months ended June 30, 2022 or 2021.

Note 18 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2022 and December 31, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

See Note 11 for further discussion regarding lease commitments.

Note 19 – Subsequent Events

In July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through September 2025.  The Company's total contractual base rent obligation for the three-year extension is approximately $0.9 million.

The Company has evaluated and determined there were no further subsequent events.

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

Jelmyto

On April 15, 2020, the FDA approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto exists through April 15, 2023, Orphan Drug exclusivity through April 15, 2027, as well as a composition of matter patent set to expire in early 2031. The main patents that protect Jelmyto in the United States are set to expire on January 20, 2031. These patents were listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team comprising territory business managers with deep experience in both urology and oncology. These territory business managers are led by seven regional business managers. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a Field Reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 representatives.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payors. Over 95% of large commercial plans, as well as Medicare, have policies in place, covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration safe and seamless for practitioners and patients, including entering into an agreement with a major national specialty pharmacy under which the pharmacy, following receipt of a patient prescription, prepares the Jelmyto admixture on our behalf. In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021, and replaced the C-Code. We have also launched a registry to capture data and evaluate real world outcomes in patients with UTUC that have been or will be treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

UGN-102 (mitomycin) for intravesical solution

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

Urothelial cancer, which is comprised of bladder cancer and UTUC, affects a large, and what we believe to be, an underserved patient population. Annual expenditures for Medicare alone in the United States for the treatment of urothelial cancer were estimated to be at least $5.0 billion in 2020. The majority of the expenditures are spent on tumor resection surgeries such as transurethral resection of bladder tumor ("TURBT"). The prevalence of bladder cancer in the United States based on most recently published data was approximately 724,000 and estimated 2021 annual incidence of bladder cancer was approximately 85,000. We estimate based upon a review of peer-reviewed literature and publicly available data that there are approximately 80,000 low-grade intermediate risk NMIBC patients in the United States annually. We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of low-grade intermediate risk NMIBC patients.

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

We have also initiated a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. Patients in the ongoing Phase 3b study will receive six once-weekly intravesical instillations of UGN-102. The Phase 3b study aims to enroll up to 10 patients across four centers, with completion of enrollment anticipated by the end of 2022. The initial treatment visit will occur at the investigative site and instillation will be performed by a qualified physician. Treatment visits two to six will take place at the patient's home and instillation will be performed by a properly trained and qualified home health professional. The primary endpoint of the study is the incidence of treatment-emergent adverse events ("TEAEs"), serious TEAEs, TEAEs of special interest, discontinuations from at home study treatment, and clinically significant abnormalities in laboratory tests (hematology, serum chemistry, and urinalysis). We believe establishing a precedent for a convenient at home solution may facilitate access-to-care and address quality of life issues that certain patients may face with the current standard of care.

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 monoclonal antibody, which we intend to study as a combination therapy with multiple potential agents. Non-human primate toxicity studies support the initiation of a multi-arm Phase 1 study of UGN-301 in combination with other agents. We believe that this approach leverages our unique drug delivery technology and provides an opportunity to evaluate intravesical delivery of UGN-301 in combination with other immuno-modulators, chemotherapies, gene therapy and innate immune stimulators.

High-grade NMIBC is a highly aggressive form of bladder cancer. TURBT followed by adjuvant intravesical immunotherapy with Bacillus of Calmette and Guerin ("BCG") is the current standard of care therapy for high-grade NMIBC. However, the high rates of recurrence and significant risk of progression to muscle-invasive tumors are particularly dangerous. Radical cystectomy, or bladder removal is strongly advocated in patients with BCG-unresponsive NMIBC (i.e., patients with BCG-refractory and BCG-relapsing tumors in whom further BCG therapy is not recommended) or for patients who cannot tolerate BCG.

The first combination we are seeking to investigate clinically involves the sequential use of UGN-201 (imiquimod), a toll-like receptor-7 ("TLR 7") agonist, and UGN-301 in high-grade NMIBC ("high-grade NMIBC"). UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. We believe that UGN-201 may elicit an innate immune response in the presence of released bladder cancer antigens, which may translate into a long lasting acquired immune response. We believe the combination of UGN-301 and UGN-201 could elicit an innate as well as adaptive immune response and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapy. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab via intravesical delivery for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that the combination of UGN-301 and UGN-201 makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In March 2022, we announced FDA clearance of our Investigational New Drug application ("IND") to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design will utilize a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow the Company to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and is actively enrolling and on track for first-arm completion within approximately 12-months.

Our Research and Development and License Agreements

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus Inc., pursuant to which Agenus granted us an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is a formulation of zalifrelimab administered using RTGel technology that is in early-stage development for high-grade NMIBC.

MD Anderson Agreement

In January 2021, we announced that we had entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Under the terms of the agreement, we and MD Anderson agreed to collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. We agreed to provide funding, developmental candidates, and other support. Pursuant to the agreement, we have made bi-annual payments to MD Anderson to fund the collaboration, totaling $2.0 million and recognized evenly over the associated period through research and development expenses. In July 2022, we determined that we had achieved the objectives that we established when the agreement was initiated, and notified MD Anderson that we were exercising our right to conclude the collaboration in 2022 as we did not foresee initiating further development activities as part of the collaboration, although we will continue to collaborate on existing joint projects. As a result of this notification, we are not responsible for any further fixed bi-annual funding payments.

For additional information regarding our research and development and license agreements, see Note 13 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Impact of COVID-19 Pandemic

COVID-19 could have a detrimental impact on our ongoing and future clinical trials, our ongoing commercial launch and future commercialization activities for Jelmyto, and our ability to access capital markets.

According to the Centers for Disease Control and Prevention, as of July 2022, over 75% of the U.S. population has had at least one dose of the COVID-19 vaccine, and over 65% are fully vaccinated. However, as circumstances evolve, in particular related to the emergence of variants and subvariants, it will be important to understand potential impacts to patients and the hospital system, and the ability for patients to access Jelmyto. While it is difficult to predict the ultimate impact of the ongoing COVID-19 pandemic on our business and the healthcare industry, we continue to monitor the evolving COVID-19 situation, and the potential further impacts that the pandemic and related government response may have on our business.

Components of Operating Results

Revenue

During the three and six months ended June 30, 2022 we recognized $16.6 million and $30.2 million of revenue, respectively from sales of our product, Jelmyto.

Cost of Revenue

Cost of revenue consists primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto, including inventory impairment. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses.

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

Selling and Marketing Expenses

To date, selling and marketing expenses consist primarily of commercial personnel costs (including share-based compensation) along with pre-commercialization and commercialization activities related to Jelmyto, formerly known as UGN-101. For the remainder of 2022, we anticipate that our selling and marketing expenses will remain relatively consistent with the first half of the year.

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

For the remainder of 2022, we anticipate that our general and administrative expenses will remain relatively consistent with the first half of the year, and may increase in the future to support the potential approval and commercialization of our product candidates and our continued research and development programs.

Financing on prepaid forward obligation

Financing on prepaid forward obligation is comprised of financing expense related to the RTW Transaction (see Note 9 to our condensed consolidated financial statements included in this Quarterly Report).

Interest expense

Interest expense is comprised of interest related to our long-term debt with Pharmakon (see Note 10 to our condensed consolidated financial statements included in this Quarterly Report).

Interest and Other Income, Net

Interest and other income, net, consisted primarily of interest income.

Income Taxes

We have yet to generate net taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $335.8 million as of December 31, 2021. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. See Note 16 to the condensed consolidated financial statements for further information.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue	$16,604	$13,032	$3,572
Cost of revenue	1,846	1,427	419
Gross profit	14,758	11,605	3,153
Operating expenses:
Research and development	12,640	12,124	516
Selling and marketing	12,841	11,774	1,067
General and administrative	7,992	10,530	(2,538)
Total operating expenses	33,473	34,428	(955)
Operating loss	(18,715)	(22,823)	4,108
Financing on prepaid forward obligation	(5,833)	(3,120)	(2,713)
Interest expense on long-term debt	(2,239)	—	(2,239)
Interest and other income, net	128	33	95
Loss before income taxes	(26,659)	(25,910)	(749)
Income tax expense	(32)	(312)	280
Net loss	$(26,691)	$(26,222)	$(469)

Revenue

Revenue was $16.6 million and $13.0 million for the three months ended June 30, 2022 and 2021, respectively. The increase in revenue of $3.6 million reflects the increased volume of sales of our product Jelmyto.

Cost of Revenue

Cost of revenue was $1.8 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. We expect this to continue to impact cost of revenue through the first quarter of 2023 as we produce Jelmyto at costs reflecting the full cost of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 88.3% versus 88.9% for the three months ended June 30, 2022, if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expenses

Research and development expenses were $12.6 million and $12.1 million for the three months ended June 30, 2022 and 2021, respectively. The overall increase of $0.5 million is primarily attributable to the Phase 3 ENVISION study for UGN-102, partially offset by lower expenses for the Phase 1 study for UGN-301 as compared to pre-clinical work in the prior year.

Selling and Marketing Expenses

Selling and marketing expenses were $12.8 million and $11.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase in selling and marketing expenses of $1.0 million is primarily attributable to expenses related to participation in the American Urological Association's annual meeting.

General and Administrative Expenses

General and administrative expenses were $8.0 million and $10.5 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in general and administrative expenses of $2.5 million resulted primarily from a decrease in stock-based compensation expenses in 2022.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $5.8 million and $3.1 million for the three months ended June 30, 2022 and 2021, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report). Under this measurement attribute, the cost of financing on prepaid forward obligation will vary over the life of the obligation.  The increase in financing on prepaid forward obligation of $2.7 million resulted primarily from a full three months of financing cost in 2022 for the RTW, which closed in May 2021, as well as fluctuations in the accounting measurement of the cost.

Interest Expense on Long-term Debt

Interest expense was $2.2 million and zero for the three months ended June 30, 2022 and 2021, respectively. The cost in 2022 relates to the Pharmakon loan which closed in March 2022.

Interest and Other Income, Net

Interest and other income, net was $0.1 million and $33,000 for the three months ended June 30, 2022 and 2021, respectively. The increase in interest and other income, net was primarily due to minor fluctuations in interest earned on investments and foreign exchange.

Comparison of the six months ended June 30, 2022 and 2021

The following table sets forth our results of operations for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue	$30,168	$20,517	$9,651
Cost of revenue	3,371	2,324	1,047
Gross profit	26,797	18,193	8,604
Operating expenses:
Research and development	25,336	22,637	2,699
Selling and marketing	26,192	22,945	3,247
General and administrative	15,941	21,548	(5,607)
Total operating expenses	67,469	67,130	339
Operating loss	(40,672)	(48,937)	8,265
Financing on prepaid forward obligation	(11,659)	(3,120)	(8,539)
Interest expense on long-term debt	(2,521)	—	(2,521)
Interest and other income, net	126	212	(86)
Loss before income taxes	(54,726)	(51,845)	(2,881)
Income tax expense	(357)	(312)	(45)
Net loss	$(55,083)	$(52,157)	$(2,926)

Revenue

Revenue was $30.2 million and $20.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase in revenue of $9.7 million reflects the increased volume of sales of our product Jelmyto.

Cost of Revenue

Cost of revenue was $3.4 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. We expect this to continue to impact cost of revenue through the first quarter of 2023 as we produce Jelmyto at costs reflecting the full cost of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 88.3% versus 88.8% for the six months ended June 30, 2022, if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expenses

Research and development expenses were $25.3 million and $22.6 million for the six months ended June 30, 2022 and 2021, respectively. The overall increase of $2.7 million is primarily attributable to the Phase 3 ENVISION study for UGN-102 as well as research into ingredient scale-up and production efficiency for Jelmyto.

Selling and Marketing Expenses

Selling and marketing expenses were $26.2 million and $22.9 million for the six months ended June 30, 2022 and 2021, respectively. The increase in selling and marketing expenses of $3.3 million is primarily attributable to increased brand marketing expenditures and expenses related to our participation in the American Urological Association's annual meeting, as well as our annual sales meeting held in March 2022, which did not occur during the first half of 2021.

General and Administrative Expense

General and administrative expense was $15.9 million and $21.5 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in general and administrative expense of $5.6 million resulted primarily from a decrease in stock-based compensation expenses in 2022.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $11.7 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report). Under this measurement attribute, the cost of financing on prepaid forward obligation will vary over the life of the obligation. The increase in financing on prepaid forward obligation of $8.6 million resulted primarily from a full six months of financing cost in 2022 for the RTW, which closed in May 2021, as well as fluctuations in the accounting measurement of the cost.

Interest Expense

Interest expense was $2.5 million and zero for the six months ended June 30, 2022 and 2021, respectively. The cost in 2022 relates to the Pharmakon loan which closed in March 2022.

Interest and Other Income, Net

Interest and other income, net was $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in interest and other income, net of $0.1 million was primarily due to lower interest earned on cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

As of June 30, 2022, we had $112.4 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations beyond the next 12 months.

Through June 30, 2022, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangement with RTW Investments (“RTW”).

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

On March 7, 2022, we entered into a loan agreement ("Loan Agreement") with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022. At our option, we may draw up to an additional $25.0 million before December 31, 2022, subject to customary bring down conditions and deliverables. The Pharmakon loan will mature five years from initial funding and can be prepaid in whole at our discretion, at any time, subject to prepayment premiums and make-whole amounts. The Pharmakon loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month LIBOR (with a 1.25% floor) plus 8.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York.

We have incurred losses since our inception and negative cash flows from our operations, and as of June 30, 2022 we had an accumulated deficit of $522.4 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

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

We may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of any additional securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants that further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the terms of the Pre-Paid Forward Contract with RTW and the Loan Agreement limit our ability to take certain actions, including incurring additional indebtedness.

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

Also, in November 2019, we entered into a new lease agreement, dated effective October 31, 2019, for an office in Princeton, NJ. The lease commencement date was November 29, 2019 and the lease term is 38 months. In June 2022, the Company signed an amendment to its November 2019 lease agreement to extend the term for an additional three years through January 31, 2026.

The total obligation for future minimum lease payments under our operating leases is $2.7 million as of June 30, 2022. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

In March 2022, UroGen Pharma Ltd., Urogen Pharma, Inc., as the borrower ("Borrower"), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ("Guarantors" and, collectively with UroGen Pharma Ltd. and Borrower, "Credit Parties"), entered into the Loan Agreement with funds managed by Pharmakon Advisors, L.P., including BPCR Limited Partnership (as a "Lender"), BioPharma Credit Investments V (Master) LP (as a "Lender"), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make the Term Loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches: (i) the Tranche A Loan of $75.0 million was advanced in March, 2022 and (ii) the Tranche B Loan of $25.0 million will be advanced at Borrowers election, subject to certain conditions, subject to the customary bring down conditions and deliverables, and in no event later than December 31, 2022. The Term Loans will mature on the fifth-year anniversary of the Tranche A Closing Date (the “Maturity Date”). The Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the Loan Agreement. Interest is payable quarterly in arrears. Repayment of outstanding principal of the Term Loans will be made in four equal quarterly payments of principal commencing after the 17th-quarter anniversary of the Tranche A Closing Date. The obligations of the Borrower under the Loan Agreement are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other Guarantor and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(48,195)	$(46,346)
Investing activities	13,445	(15,716)
Financing activities	70,665	72,519
Net change in cash and cash equivalents	$35,915	$10,457

Operating Activities

Net cash used in operating activities was $48.2 million during the six months ended June 30, 2022, compared to $46.3 million during the six months ended June 30, 2021. The $1.9 million increase was attributable primarily to financing payments related to the prepaid forward obligation and timing of certain accruals.

Investing Activities

Net cash provided by investing activities was $13.4 million during the six months ended June 30, 2022, compared to $15.7 million used in investing activities during the six months ended June 30, 2021. The net change of $29.1 million is primarily related to reinvestment in securities with original maturity of less than 90 days which are classified as cash equivalents in the current period, as compared to investments in longer term marketable securities in the prior year.

Financing Activities

Net cash provided by financing activities was $70.7 million during the six months ended June 30, 2022, compared to $72.5 million during the six months ended June 30, 2021. The decrease is related to proceeds from the Pharmakon loan in the current year as compared to proceeds from the prepaid forward arrangement with RTW in the prior year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. As of June 30, 2022, we had $112.4 million of cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but also invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on June 30, 2022, this change would not have had a material effect on the fair value of our cash and cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2022.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar depreciated against the NIS during 2021 by a total of 3.2%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the three months ended June 30, 2022, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors,” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the SEC before making investment decisions regarding our ordinary shares.

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

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report, before deciding whether to purchase, hold or sell shares of our ordinary shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and  Item 1A, “Risk Factors.” We have marked with an asterisk (*) those risk factors that did not appear as risk factors in, or contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our ordinary shares would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

 .

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Jelmyto will be harmed.*

None of the members of our sales force had ever promoted Jelmyto prior to its launch in June 2020. In addition, Jelmyto is the first drug approved by the FDA for the treatment of low-grade UTUC. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing Jelmyto for the treatment of low-grade UTUC to physicians and nurses. In addition, we must train our sales force to ensure that a consistent and appropriate message about Jelmyto is being delivered to our customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate customers about the benefits and risks of Jelmyto and its proper administration, our efforts to successfully commercialize Jelmyto could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

The market opportunities for Jelmyto and our product candidates may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.*

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We are designing our lead product candidate UGN-102 with the goal of replacing surgery as the standard of care for certain urothelial cancers. However, there is no guarantee that this product candidate, if approved, would be approved for first-line or even later lines of therapy, and that prior to any such approvals, we will not have to conduct additional clinical trials. Our other or future product candidates may face similar risks.

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

We are aware of several pharmaceutical companies that are developing drugs in the fields of urology and uro-oncology, such as AADi, LLC, Biocancell Ltd., Celgene, CG Oncology Inc., FKD Therapies Oy, GSK, ImmunityBio, Janssen, Merck Sharp & Dohme Corp, Roche, Samyang Biopharma, Seagen Inc., Steba Biotech Ltd., Viralytics Limited and Vyriad. We are aware of a company called Steba Biotech with an IND granted in December 2020 which has initiated a Phase 3 study of padeliporfin ImPACT for the treatment of adult patients with low-grade and unifocal high-grade UTUC in the first quarter of 2021. We are also aware that other companies, such as Janssen and Lipac are conducting, or have recently conducted clinical trials for product candidates for the treatment of low-grade intermediate risk NMIBC. Outside of these indications where we are developing products, we are aware of other companies doing work in both bladder and upper tract cancers, but these are with agents or on targets in high-grade, metastatic, or muscle invasive cancers. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing products that are more effective, easier to administer or less costly than our product candidates.

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

In addition to Jelmyto, we are dependent on the success of our lead product candidate, UGN-102, and our other product candidates, including obtaining regulatory approval to market our product candidates in the United States.*

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA and by foreign regulatory authorities. These regulations differ from country to country. To gain approval to market our product candidates, we must provide clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication. Other than Jelmyto, all of our product candidates, including our lead product candidate, UGN-102, remain in clinical development and have not yet received regulatory approval from the FDA or any other regulatory agency in the United States or any other country. Our business depends upon obtaining these regulatory approvals. There are no drugs that have been approved by the FDA for the primary treatment of low-grade intermediate risk NMIBC, and only a limited number of drugs have been approved by the FDA as adjuvant treatment for BCG unresponsive NMIBC. The FDA can delay, limit or deny approval of our product candidates for many reasons.

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

•	the FDA’s timely acceptance of our INDs, for our product candidates and our inability to commence clinical trials in the United States without such IND acceptances;

•	the FDA’s acceptance of the number, design, size, conduct and implementation of our clinical trials, our trial protocols and the interpretation of data from nonclinical studies or clinical trials;

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

•	the FDA’s determination of safety and efficacy of our product candidates;

•	the FDA’s determination that the Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act ("FDCA") regulatory pathway (“505(b)(2)”) is available for our product candidates;

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

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;

•	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

•	the FDA’s acceptance of the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is sufficient for approval;

•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP;

•	the FDA’s acceptance of the manufacturing processes or facilities of third-party manufacturers with which we contract;

•	our ability to secure supply of the raw materials from TAPI (Teva Active Pharmaceutical Ingredients) or other suppliers for our product candidates to support clinical trials and commercial use;

•	our ability to manufacture or secure finished product from third-party suppliers for product candidates, including UGN-102, if approved;

•	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to our product candidates;

•	the extent to which the costs of our products, once approved, are covered and reimbursed by third-party payors, including the availability of a physician reimbursement code for our treatments, and patients’ willingness to pay for our products; and

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

These risks and uncertainties impact all of our nonclinical programs that we pursue and have been amplified by the recent COVID-19 pandemic, as described below. If we are unsuccessful in advancing our nonclinical product candidates into clinical trials in a timely fashion, our business may be harmed. Even if we are successful in advancing our nonclinical product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this Quarterly Report and our other filings with the SEC. Accordingly, we cannot assure you that we will be able to develop, obtain regulatory approval for, commercialize or generate significant revenue from our product candidates.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-201 and UGN-301 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102 and UGN-201, if approved, as well as UGN-301 if approved as a monotherapy or for any approved product that includes UGN-301. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-201 or UGN-301 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-201 and UGN-301 for our nonclinical studies and clinical trials, and expect to rely on third party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd ("Teva"), as our single-source supplier of mitomycin active pharmaceutical ingredient ("API") for Jelmyto and UGN-102. We rely on Cenexi-Laboratoires Thissen s.a., and Isotopia Molecular Imaging Ltd. as our single contracted suppliers for the mitomycin and gel contained in Jelmyto and UGN-102, respectively. We also currently depend on a single source supplier for imiquimod for UGN-201 and zalifrelimab for UGN-301. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and the development of UGN-102. We do not have any control over the availability of raw materials. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

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

Failure to obtain marketing approval in international jurisdictions would prevent our approved product, Jelmyto, and our product candidates from being marketed abroad.*

In order to market and sell our products in the European Union and other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. Regulatory approval processes outside the United States generally include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be commercialized in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing approvals and may not receive the necessary approvals to commercialize our product candidates in any particular market. For example, have entered into an exclusive license agreement with Neopharm Ltd. ("Neopharm"), pursuant to which Neopharm is leading the process for seeking regulatory approval of Jelmyto in Israel. Neopharm initiated the regulatory approval process in June 2021. Although the submission is supported by the results from our Phase 3 OLYMPUS trial, there can be no assurance that Jelmyto will be approved for marketing in Israel in the timeframe we expect. Even if Jelmyto is approved for marketing in Israel, there can be no assurance that it will achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of June 30, 2022, we had 201 employees, of whom 42 are based in Israel and 159 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

If our security measures are compromised, or our information technology systems or those of our vendors, and other relevant third parties fail or suffer security incidents, loss or leakage of data, and other disruptions, this could result in a material disruption of our drug development program, compromise sensitive information related to our business, harm our reputation, trigger our breach notification obligations, prevent us from accessing critical information, and expose us to liability or other adverse effects to our business.*

In the ordinary course of our business, we may collect, process and store proprietary, confidential and sensitive information, including personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties (collectively, sensitive information). We face several risks relative to protecting the security, confidentiality, integrity and availability of this sensitive information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of being unable to adequately monitor, audit and modify our controls over our sensitive information. This risk extends to the third-party service providers who handle elements of our operations and data processing.

We, our CROs and other contractors, consultants, third-party vendors, and other third parties on which we rely, depend on information technology, telecommunication systems and data processing for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Notwithstanding the implementation of security measures, these information technology systems are potentially vulnerable to breakdown, service interruptions, system malfunction, natural disasters, fire, terrorism, war and telecommunication and electrical failures, as well as security incidents from inadvertent or intentional actions by our personnel, third-party vendors, contractors, consultants, business partners, or third parties, or from cyber-attacks by malicious third parties (including the deployment of malware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our information technology, telecommunication systems and data, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risk of a security incident or disruption, particularly through accidental actions or omissions by trusted insiders, cyber-attacks or cyber intrusions has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.

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

Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. For example, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. If the information technology systems of our third-party vendors and other contractors become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

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

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.*

A pandemic, including the ongoing COVID-19 pandemic or other public health epidemics, poses the risk that we or our employees, contractors, suppliers, customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may in the future have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The measures taken or that may be taken by various governments, in response to COVID-19 could disrupt the supply chain of material needed for our product candidates and our approved product, Jelmyto, interrupt healthcare services, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our product candidates and have a material adverse effect on our business, financial condition and results of operations. In addition, we and many of our potential customers and partners worldwide have in the past and may in the future be subject to stay-at-home orders as a result of the COVID-19 pandemic. In addition, our ongoing commercial launch of Jelmyto and subsequent commercialization activities could be hindered by the COVID-19 pandemic, although we are currently not able to predict or quantify any such potential impact with any degree of certainty. However, the worldwide spread of the COVID-19 virus has previously resulted and may in the future result in a varying degree of interruption or slowdown of economic activity, thereby impacting demand for a broad variety of goods and services, including potentially for Jelmyto, while also disrupting sales channels and marketing activities for an unknown period of time.

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

Certain of our clinical trials and other significant operations (including our Israeli corporate offices and contract manufacturers) are located outside of the United States and, therefore, our results may be adversely affected by geopolitical, economic and military instability.*

Certain of our clinical trials, such as the Phase 3 ATLAS trial, are operated outside of the United States, including in the Ukraine and Russia. We continue to follow patients in ATLAS, in the region. However, due to ongoing war, we have experienced difficulty in following up with patients in the region in the past, and we may not have the ability to continue follow up of these patients. The failure to identify and operationalize any alternative clinical sites may have an adverse effect on patient enrollment, and could result in delays in enrolling, carrying out, and/or completing our clinical trials. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

We currently dedicate certain resources to comply with numerous laws and regulations in each jurisdiction in which we operate outside of the United States. Our business activities in these foreign countries may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits companies and their employees and third party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the SEC and U.S. Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our product in one or more countries and could materially damage our reputation, our brand, our international activities, our ability to attract and retain employees and our business.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $110.8 million and $128.5 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $522.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

Our indebtedness resulting from our Loan Agreement could adversely affect our financial condition or restrict our future operations.*

On March 7, 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower (“Borrower”), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ( “Guarantors” and, collectively with UroGen Pharma Ltd. and Borrower, “Credit Parties”) entered into a loan agreement (“Loan Agreement”) with funds managed by Pharmakon Advisors, L.P., including BPCR Limited Partnership (as a “Lender”), BioPharma Credit Investments V (Master) LP (as a “Lender”), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, “Collateral Agent), pursuant to which the Lenders agreed to make term loans to the Borrower in an aggregate principal amount of up to $100 million ("Term Loans"), to be funded in two tranches: (i) the first tranche (“Tranche A Loan”) was advanced in the amount of $75 million, in March 2022 (“Tranche A Closing Date”) and (ii) the second tranche (“Tranche B Loan”) of $25 million will be advanced at the Borrower’s election, subject to the customary bring down conditions and deliverables, and in no event later than December 31, 2022. There is no assurance that the Tranche B Loan will be funded as expected or at all.

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
• amend, modify or waive certain agreements or organizational documents;
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

We will require additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $112.4 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses. During the second quarter of 2020, we sold 700,000 ordinary shares under the sales agreement ("ATM Sales Agreement") with Cowen and Company, LLC ("Cowen"), for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million. In March 2021, we announced a transaction with RTW Investments ("RTW") totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. In addition, in March 2022, we entered into the Loan Agreement, pursuant to which the Lenders agreed to make the Term Loans to Borrower in an aggregate principal amount of up to $100 million to be funded in two tranches.

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

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, pending patent applications and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently hold 18 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, the sequential use of UGN-201 and UGN-301, and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 40 granted patents worldwide, and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Mexico and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2041.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), laws intended, among other things, to broaden access to health insurance, improve quality of care, and reduce or constrain the growth of healthcare spending.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump Administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump Administration announced several executive orders related to prescription drug pricing that attempted to implement several of the Administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020, implementing a portion of President Trump’s importation executive order announced in July 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health & Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed by the Biden administration until January 1, 2027. On November 20, 2020, the Centers for Medicare & Medicaid Services (“CMS”) issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation Model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted. In addition, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA"), among other things, imposes civil and criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including public and private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services.

Additionally, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, impose, among other things, specified requirements on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their business associates as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information, including mandatory contractual terms and required implementation of certain safeguards of such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways, may not have the same effect and may not be preempted by HIPAA, thus complicating compliance efforts.

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

We are subject to stringent and changing privacy, data protection and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, or otherwise adversely affect our business.*

In the ordinary course of our business, we may collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (commonly known as processing) proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, sensitive information). We are or may become subject to numerous domestic and foreign laws and regulations regarding privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our contractual obligations to customers and third parties related to privacy, data protection and data security.

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act).  For example, the California Consumer Privacy Act of 2018 (“CCPA”) imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data.  The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA.  The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on the retention of personal data, and establish a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, all of which become effective in 2023. In addition, privacy, data protection, and data security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection, and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. Our upcoming clinical trial will include sites in the EU, which will increase our exposure to potential liability under the EU GDPR. Penalties for non-compliance with the EU GDPR can be significant and include fines in the amount greater of €20 million or 4% of global turnover and restrictions or prohibitions on data processing, which could impair our ability to do business in the EU, interrupt our clinical trials, reduce demand for our services and adversely impact our business and results of operations. Further, the EU GDPR provides for private litigation related to the processing of personal data, which can be brought by classes of data subjects or consumer protection organizations authorized by law to represent the interests of such classes. We anticipate that over time we may expand our business to include additional operations outside of the United States and Israel. With such expansion, we would be subject to increased governmental regulation in other countries in which we might operate, including the EU GDPR. Assisting our customers, partners, and vendors in complying with the EU GDPR or other foreign laws, or complying with such laws ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

Moreover, many foreign laws, including the GDPR and data protection laws in the United Kingdom and Switzerland, impose restrictions on the transfer of personal data to the United States and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. The European Commission released a set of Standard Contractual Clauses ("SCCs") that are designed to be a valid mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g. China) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we are unable to implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe. Inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense.

Complying with these various laws, regulations and other obligations related to data privacy and protection could require us to incur substantial costs, take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, require us to change our business practices and compliance procedures in a manner adverse to our business, or, in some cases, impact our ability to operate in certain jurisdictions. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party processor to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. The actual or perceived failure by us, our customers, our vendors, or other relevant third parties to address or comply with these laws, regulations, and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines, civil or criminal penalties, private litigation, cause regulators to reject, limit or disrupt our clinical trial activities, harm our reputation, and otherwise cause a material effect on our business, financial condition, and results of our operations. Moreover, inability to import personal data to the United States or other countries may disrupt or require us to change our business practices, interrupt our business operations, including clinical trials, and otherwise have a material financial impact on our business.

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

Future sales of our ordinary shares could reduce the market price of our ordinary shares.*

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

In addition, our sale of additional ordinary shares or other securities in order to raise capital might have a similar negative impact on the share price of our ordinary shares. A decline in the price of our ordinary shares might impede our ability to raise capital through the issuance of additional ordinary shares or other equity securities and may cause you to lose part or all of your investment in our ordinary shares.

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on December 20, 2019, which was declared effective on January 2, 2020. As of June 30, 2022, we had sold 700,000 shares under the sales agreement for total gross proceeds of $16.6 million, leaving up to $83.4 million available for sale under the ATM Sales Agreement.

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

If we are classified as a passive foreign investment company ("PFIC"), our U.S. shareholders may suffer adverse tax consequences.*

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

If we are characterized as a PFIC, our U.S. shareholders may suffer adverse tax consequences, including having gains realized on the sale of our ordinary shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. shareholders who are individuals, having interest charges apply to distributions by us and gains from the sales of our shares, and additional reporting requirements under U.S. federal income tax laws and regulations. A U.S. shareholder that (i) owns our ordinary shares at any point during a year in which we are characterized as a PFIC and (ii) does not timely make a QEF election (as described below) will treat such ordinary shares as stock in a PFIC for all subsequent tax years, even if we no longer qualify as a PFIC under the relevant tests in such subsequent tax years. A U.S. shareholder of a PFIC generally may mitigate these adverse U.S. federal income tax consequences by making a qualified electing fund (“QEF”) election, or, in some circumstances, a “mark to market” election. However, there is no assurance that we will provide the information required by the Internal Revenue Service in order to enable U.S. shareholders to make a timely QEF election. Moreover, there is no assurance that we will have timely knowledge of our status as a PFIC in the future. Accordingly, U.S. shareholders may be unable to make a timely QEF election with respect to our ordinary shares

Changes to tax laws could have a material adverse effect on us and reduce net returns to our shareholders.

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

If a United States person is treated as owning at least 10% of our ordinary shares, such holder may be subject to adverse U.S. federal income tax consequences.*

If a “United States person” (as defined by the Internal Revenue Code of 1986, as amended (the “Code”)) is treated as owning (directly, indirectly or constructively) at least 10% of the total combined voting power of all classes of our stock entitled to vote or 10% or more of the total value of all classes of our stock, such United States person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” (CFC) in our group (if any). Each United States shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by the CFC, regardless of whether the CFC makes any distributions. In addition, a United States shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual who is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if United States shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. Because our group includes at least one U.S. subsidiary (Urogen Pharma, Inc.), if we were to form or acquire any non-U.S. subsidiaries in the future, attribution rules could cause them to be treated as CFCs with respect to any United States person owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares.

We cannot provide any assurances that we will assist investors in determining whether we or any non-U.S. subsidiaries that we may form or acquire in the future would be treated as a CFC or whether such investor would be treated as a United States shareholder with respect to any such CFC. Further, we cannot provide any assurances that we will furnish to any United States shareholder information that may be necessary to comply with the reporting and tax paying obligations discussed above. Failure to comply with these reporting obligations may subject you to significant monetary penalties and may prevent the statute of limitations with respect to your U.S. federal income tax return for the year for which reporting was due from starting. U.S. shareholders should consult their tax advisors regarding the potential application of these rules to their investment in our ordinary shares.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of June 30, 2022, we had 42 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of June 30, 2022, we had 201 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On June 8, 2022, we entered into an amendment to our lease agreement, dated November 4, 2019, between us and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (collectively, the “Landlord”). Pursuant to the amendment, we extended the expiration date of the lease from January 31, 2023 to January 31, 2026. Commencing with the extension term on February 1, 2023, our base rent will be approximately $0.6 million per year, or approximately $1.7 million in total during the extension term.

The foregoing summary of the lease amendment is qualified in its entirety by reference to the lease amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

10.1*	UroGen Pharma Ltd. 2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079).

10.2	Amendment to Lease Agreement, dated June 8, 2022, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*	Management contract or compensatory plan.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UroGen Pharma Ltd.

August 11, 2022	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

August 11, 2022	By:	/s/ Don Kim
Don Kim
Chief Financial Officer (Principal Financial and Accounting Officer)