Form 10-Q
period 2022-09-30
UroGen Pharma Ltd.
filed 2022-11-10
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 23,090,039 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$28,686	$44,360
Marketable securities	67,225	44,779
Restricted cash	812	1,226
Accounts receivable	9,429	11,717
Inventories	4,862	4,832
Prepaid expenses and other current assets	10,580	7,476
Total current assets	121,594	114,390
Non-current assets:
Property and equipment, net	1,519	1,967
Restricted deposit	223	223
Right of use assets	2,666	1,180
Marketable securities	—	675
Other non-current assets	2,471	1,311
Total Assets	$128,473	$119,746
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$9,356	$12,102
Employee related accrued expenses	6,625	6,948
Other current liabilities	3,018	3,330
Total current liabilities:	18,999	22,380
Non-current liabilities:
Prepaid forward obligation	96,192	85,713
Long-term debt	71,870	—
Long-term lease liabilities	1,856	398
Uncertain tax positions liability	2,842	2,842
Total Liabilities	191,759	111,333
Commitments and Contingencies (Note 18)
Shareholders' Equity (Deficit):
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 23,011,324 and 22,462,995 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	63	61
Additional paid-in capital	485,041	475,698
Accumulated deficit	(548,235)	(467,321)
Accumulated other comprehensive loss	(155)	(25)
Total Shareholders' Equity (Deficit)	(63,286)	8,413
Total Liabilities and Shareholders' Equity (Deficit)	$128,473	$119,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$16,097	$11,351	$46,265	$31,868
Cost of revenue	2,020	1,244	5,391	3,568
Gross profit	14,077	10,107	40,874	28,300
Operating expenses:
Research and development expenses	13,093	11,923	38,429	34,560
Selling, general and administrative expenses	19,071	21,624	61,204	66,117
Operating loss	(18,087)	(23,440)	(58,759)	(72,377)
Financing on prepaid forward obligation	(4,819)	(6,828)	(16,478)	(9,948)
Interest expense on long-term debt	(2,694)	—	(5,215)	—
Interest and other income, net	478	57	604	269
Loss before income taxes	(25,122)	(30,211)	(79,848)	(82,056)
Income tax expense	(709)	—	(1,066)	(312)
Net Loss	$(25,831)	$(30,211)	$(80,914)	$(82,368)
Statements of Comprehensive Loss
Net loss	$(25,831)	$(30,211)	$(80,914)	$(82,368)
Other comprehensive (loss)
Unrealized (loss) on investments	(99)	(41)	(130)	(267)
Comprehensive Loss	$(25,930)	$(30,252)	$(81,044)	$(82,635)
Net loss per ordinary share - basic and diluted	$(1.13)	(1.35)	$(3.56)	$(3.69)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	22,798,263	22,380,598	22,711,686	22,318,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of July 1, 2022	22,727,891	$62	$481,485	$(522,404)	$(56)	$(40,913)
Changes During the Three Months Ended September 30, 2022
Exercise of options into ordinary shares	283,433	1	1,116			1,117
Share-based compensation			2,440			2,440
Other comprehensive income					(99)	(99)
Net loss				(25,831)		(25,831)
Balance as of September 30, 2022	23,011,324	$63	$485,041	$(548,235)	$(155)	$(63,286)

Balance as of July 1, 2021	22,354,533	$61	$464,823	$(408,658)	$45	$56,271
Changes During the Three Months Ended September 30, 2021
Exercise of options into ordinary shares	50,312	—	3			3
Share-based compensation			5,515			5,515
Other comprehensive loss					(41)	(41)
Net loss				(30,211)		(30,211)
Balance as of September 30, 2021	22,404,845	$61	$470,341	$(438,869)	$4	$31,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of January 1, 2022	22,462,995	$61	$475,698	$(467,321)	$(25)	$8,413
Changes During the Nine Months Ended September 30, 2022
Exercise of options into ordinary shares	548,329	2	1,131			1,133
Share-based compensation			8,212			8,212
Other comprehensive loss					(130)	(130)
Net loss				(80,914)		(80,914)
Balance as of September 30, 2022	23,011,324	$63	$485,041	(548,235)	$(155)	$(63,286)

Balance as of January 1, 2021	22,167,791	$60	$452,525	$(356,501)	271	$96,355
Changes During the Nine Months Ended September 30, 2021
Exercise of options into ordinary shares	237,054	1	60			61
Share-based compensation			17,756			17,756
Other comprehensive loss					(267)	(267)
Net loss				(82,368)		(82,368)
Balance as of September 30, 2021	22,404,845	$61	$470,341	$(438,869)	$4	$31,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(80,914)	$(82,368)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	688	618
Inventory Obsolescence	615	—
Accrued financing on prepaid forward obligation	11,019	8,583
Amortization (accretion) on marketable securities	(93)	343
Share-based compensation	8,212	17,756
Amortization of discount on long-term debt	1,077	—
Amortization of right of use assets	679	704
Changes in operating assets and liabilities:
Inventory	(645)	(1,844)
Accounts receivable	2,288	(737)
Prepaid expenses and other current assets	(3,104)	(2,749)
Other non-current assets	(1,000)	(1,573)
Accounts payable and accrued expenses	(2,746)	1,032
Employee related accrued expenses	(323)	(3,078)
Other current liabilities	(704)	(595)
Lease liabilities	(856)	(914)
Net cash used in operating activities	(65,807)	(64,822)
Cash Flows From Investing Activities
Purchases of marketable securities	(63,009)	(51,594)
Sales of marketable securities	—	2,463
Maturities of marketable securities	41,202	44,625
Purchases of property and equipment	(241)	(550)
Net cash (used in) provided by investing activities	(22,048)	(5,056)
Cash Flows From Financing Activities
Proceeds from prepaid forward arrangement	—	72,417
Proceeds from exercise of options into ordinary shares	1,133	61
Proceeds from issuance of long-term debt	70,793	—
Issuance cost related to at-the-market issuances	(160)	(127)
Net cash provided by financing activities	71,766	72,351
Increase (Decrease) in Cash and Cash Equivalents	(16,089)	2,473
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	45,587	54,090
Cash, Cash Equivalents and Restricted Cash at End of Period	$29,498	$56,563
Supplemental Disclosures of Non-Cash Activities
Right of use assets obtained in exchange for new operating lease liabilities	$2,165	$(36)
Non-cash issuance cost	$—	$7

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

The Company has experienced net losses since its inception and has an accumulated deficit of $548.2 million and $467.3 million as of September 30, 2022 and December 31, 2021, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials.

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

Cash and cash equivalents and marketable securities totaled $95.9 million as of September 30, 2022. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Accounts payable	$2,545	$5,786
Accrued sales reserves	687	497
Accrued clinical expenses	2,285	1,377
Accrued research and development expenses	1,118	1,748
Accrued selling, general and administrative expenses	2,139	1,965
Accrued other expenses	582	729
Total accounts payable and accrued expenses	$9,356	$12,102

Interest and Other Income, Net

Interest and other income, net consisted of the following as of September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Interest income	$469	$345
Other income (expense), net	135	(76)
Interest and other income, net	$604	$269

Note 5 – Inventories

Inventories consisted of the following as of  September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials (1)	$5,100	$3,894
Finished goods	1,863	1,958
Total inventories	$6,963	$5,852

(1) $2.1 million and $1.0 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of September 30, 2022 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	September 30,	Identical Assets	Inputs
	2022	(Level 1)	(Level 2)
Marketable securities
US government	46,452	46,452	—
Corporate bonds	4,406	—	4,406
Commercial paper	12,312	—	12,312
Certificates of deposit	4,055	—	4,055
Total marketable securities	67,225	46,452	20,773

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2021	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$21,402	$21,402	$—
Marketable securities
US government	19,307	19,307	—
Corporate bonds	8,652	—	8,652
Commercial paper	14,492	—	14,492
Certificates of deposit	3,003	—	3,003
Total marketable securities	45,454	19,307	26,147
Total assets at fair value	$66,856	$40,709	$26,147

Note 7 – Investments

The following table summarizes the Company’s investments as of September 30, 2022 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Marketable securities:
US government	$46,554	$—	$(102)	$46,452
Corporate bonds	4,416	—	(10)	4,406
Commercial paper	12,336	—	(24)	12,312
Certificates of deposit	4,074	—	(19)	4,055
Total marketable securities	$67,380	$—	$(155)	$67,225

The Company classifies its investments as available-for-sale and they consist entirely of debt securities. As of September 30, 2022, the amortized cost of investments included an immaterial amount of accrued interest. As of September 30, 2022, marketable securities were in a net unrealized loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  September 30, 2022, the aggregate fair value of investments held by the Company in an unrealized loss position was $64.9 million which consisted of 28 securities. The unrealized loss was primarily driven by rising interest rates. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  September 30, 2022, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no credit losses were recognized in the period.

The Company’s investments as of September 30, 2022 mature at various dates through August 2023. The fair values of investments by contractual maturity consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Maturities within one year	$67,225	$44,779
Maturities after one year through three years	—	675
Total investments	$67,225	$45,454

Note 8 – Property and Equipment

Property and equipment, consists of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory equipment	$444	$360
Computer equipment and software	2,168	2,064
Furniture	597	597
Leasehold improvements	617	617
Manufacturing equipment	607	555
	4,433	4,193
Less: accumulated depreciation and amortization	(2,914)	(2,226)
Property and equipment, net	$1,519	$1,967

Depreciation and amortization expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2022 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2021.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the nine months ended September 30, 2022 for annual sales up to $200 million was 13.0%.

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

In  May 2021, following the receipt of necessary regulatory approvals, the Company received the $75.0 million prepaid forward payment ($72.4 million net of transaction costs) from RTW and recognized an associated prepaid forward obligation liability. Each period the Company makes a payment to RTW, an expense is recognized related to financing on the prepaid forward obligation based on an imputed rate derived from the expected future payments. Management reassesses the effective rate each period based on the current carrying value of the obligation and the revised estimated future payments. Changes in future payments from previous estimates are included in future financing expense. The Company does not expect to make any principal payments in the next 12 months.

The following table shows the activity with respect to the carrying value of the prepaid forward liability, in thousands:

Prepaid forward obligation at closing of RTW Transaction	$75,000
Capitalized closing costs	(2,599)
Financing on prepaid forward obligation	17,291
Amounts paid and payable	(3,979)
Carrying value of prepaid forward obligation as of December 31, 2021	85,713
Financing on prepaid forward obligation	16,478
Amounts paid and payable	(5,999)
Carrying value of prepaid forward obligation as of September 30, 2022	$96,192

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

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Long-term debt at closing of Pharmakon loan	$75,000
Capitalized costs and discounts	(4,207)
Interest expense	5,215
Amounts paid and payable	(4,138)
Carrying value of Pharmakon loan as of September 30, 2022	$71,870

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases as of September 30, 2022:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, UPL utilized the agreement extension option and extended the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025.  The Company's remaining contractual obligation under this lease is approximately $0.9 million as of September 30, 2022.

•

In September 2017, UPI entered into a new lease agreement for its office space in New York, which the Company previously used as its headquarters. The lease agreement commenced in October 2017 and terminated in February 2021.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.4 million as of September 30, 2022. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.4 million as of September 30, 2022. The Company accounts for the sublease as an operating lease in accordance with ASC 842-10-25-2 and ASC 842-10-25-3. The main lease was considered for impairment and the amount was determined to be immaterial.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019, with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $1.9 million as of September 30, 2022.

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

The components of lease cost for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$219	$259	$735	$786
Sublease income	(56)	(56)	(168)	(168)
Variable lease cost	16	15	52	51
	$179	$218	$619	$669

The amounts recognized as of September 30, 2022 and  December 31, 2021 were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Right of use assets	$2,666	$1,180
Long-term lease liabilities	1,856	398
Other current liabilities	940	1,089

As of September 30, 2022, no impairment losses have been recognized to date.

Supplemental information related to leases for the nine months ended  September 30, 2022 and 2021 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,926	2,734
Right-of-use assets obtained in exchange for new operating lease liabilities	2,606	135
Weighted-average remaining lease term of operating leases (in years)	2.95	1.68
Weighted-average discount rate of operating leases	10.21%	5.51%

As of September 30, 2022, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2022	$300
2023	1,161
2024	918
2025	799
2026 and thereafter	49
Total future minimum lease payments	$3,227
Less: Interest	(431)
Present value of lease liabilities	$2,796

Subleases

As of September 30, 2022, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis were as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2022	$61
2023	251
2024	49
2025	—
2026 and thereafter	—
$361

Sublease income is recognized net within operating expenses. Sublease income for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Sublease income from fixed lease payments	$56	$56	$168	$168

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Jelmyto	$16,097	$11,351	$46,265	$31,868

Net revenue recognized includes management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and the Company’s copay assistance program, which are estimated based on industry benchmarking studies as well as the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivables. The following table shows the activity with respect to sales reserves for period ended of September 30, 2022 (in thousands):

	Reserves related to government sponsored programs	Other reserves	Total accrued sales reserves
Balance as of December 31, 2021	$373	$1,335	$1,708
Accruals	4,410	4,432	8,842
Utilizations	(4,226)	(3,999)	(8,225)
Balance as of September 30, 2022	$557	$1,768	$2,325

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

MD Anderson Agreement

In January 2021, the Company announced that it entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Under the terms of the agreement, MD Anderson and the Company will collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. The Company will provide funding, developmental candidates, and other support. Pursuant to the agreement, the Company makes bi-annual payments to MD Anderson to fund the collaboration. As of September 30, 2022, the Company has made payments to MD Anderson totaling $2.0 million recognized evenly over the associated period through research and development expenses. In July 2022, the Company determined that it had achieved the objectives that it established when the agreement was initiated, and notified MD Anderson that it was exercising its right to conclude the collaboration in 2022 as the Company did not foresee initiating further development activities as part of the collaboration, although the Company will continue to collaborate on existing joint projects. As a result of this notification, the Company is not responsible for any further fixed bi-annual funding payments, although the Company will be responsible for costs related to existing joint projects that exceed the payments already made to MD Anderson.

Note 14 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of September 30, 2022 and December 31, 2021. The Company had 23.0 million and 22.5 million ordinary shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

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

As of September 30, 2022, 3,442,209 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 1,601,242 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development expenses	$642	$971	$2,040	$3,119
Selling, general and administrative expenses	1,798	4,544	6,172	14,637
	$2,440	$5,515	$8,212	$17,756

The total unrecognized compensation cost of options and RSUs at September 30, 2022 is $12.2 million with a weighted average recognition period of 1.67 years.

Note 16 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of September 30, 2022, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2021, 2020 and 2019, and for the nine months ended September 30, 2022. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $2.8 million as of September 30, 2022, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2022, the Company’s liability for uncertain tax positions includes $0.9 million of accrued interest and penalties.

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

Note 17 – Related Parties

There were no related party transactions for the nine months ended September 30, 2022 or 2021.

Note 18 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2022 and December 31, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

See Note 11 for further discussion regarding lease commitments.

Note 19 – Subsequent Events

On October 21, 2022, the Company requested the advance of the second tranche (the "Tranche B Loan") under the Pharmakon loan agreement in the amount of $25.0 million. The funding of the Tranche B Loan is expected to occur on December 16, 2022, subject to customary bring down conditions and deliverables. The proceeds of the Tranche B Loan will be used to fund the Company's general corporate and working capital requirements.

The Company has evaluated and determined there were no further subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”), which was filed with the SEC on March 21, 2022. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, trends, seasonality, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel® reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved product Jelmyto® (mitomycin) for pyelocalyceal solution, and our investigational candidate, UGN-102 (mitomycin) for intravesical solution, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”), respectively. In addition, our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as a combination therapy with multiple potential agents.

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

We believe that RTGel, when formulated with an active drug, may allow for the improved efficacy of treatment of various types of urothelial and specialty cancers and urologic diseases without compromising the safety of the patient or interfering with the natural flow of fluids in the urinary tract. RTGel achieves this by:

•

increasing the exposure of active drugs in the bladder and upper urinary tract by significantly extending the dwell time of the active drug while conforming to the anatomy of the bladder and the upper urinary tract, which allows for enhanced drug tissue coverage. For example, the average dwell time of the standard mitomycin water formulation, currently used as adjuvant treatment, in the upper urinary tract is approximately five minutes, compared to up to six hours when mitomycin is formulated with RTGel;

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business managers are led by seven regional business directors. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 colleagues.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payors. All Medicare patients are covered and the vast majority of commercial plans have policies in place, in whole covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration safe and seamless for practitioners and patients, including entering into an agreement with a major national specialty pharmacy under which the pharmacy, following receipt of a patient prescription, prepares the Jelmyto admixture on our behalf. In September 2022, the FDA authorized an extension of the in-use period for Jelmyto admixture from eight hours to 96 hours (four days) following reconstitution of the product, adding convenience and flexibility in managing patient care. In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021, and replaced the C-Code. We have also launched a registry to capture data and evaluate real world outcomes in patients with low-grade UTUC that have been or will be treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

In the first two full fiscal years following the initiation of our commercial launch of Jelmyto in June 2020, we have experienced a moderate decline in revenue during the third quarter from the preceding quarter. We believe this result is primarily attributable to the nature of low-grade disease, which does not require immediate treatment and therefore we believe there is an impact in the summer months. However, it is too early to say with confidence whether this seasonality trend will continue in future periods. Moreover, our future Jelmyto revenue will be impacted by various factors and we expect our Jelmyto revenue to fluctuate quarter-to-quarter for the foreseeable future.

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

We initiated the Phase 3 ATLAS trial in December 2020 and until November 2021, were enrolling patients in this trial comparing UGN-102 with or without TURBT to standard of care, TURBT. In parallel, we continued to engage in discussions with the FDA and, based on this dialogue, we designed a trial in order to demonstrate the efficacy and safety of UGN-102. This new Phase 3 ENVISION trial is a single-arm, multinational, multicenter study evaluating the efficacy and safety of UGN-102 as primary chemoablative therapy in patients with low-grade intermediate risk NMIBC. The design for the Phase 3 ENVISION trial is similar to our Phase 2 OPTIMA II trial in that the patient population will have similar clinical characteristics, receive the same treatment regimen and undergo the same efficacy and safety assessments and qualitative follow-up. Study participants will receive six once-weekly intravesical instillations of UGN-102. The planned primary endpoint will evaluate the complete response rate at three months after the first instillation, and the key secondary endpoint will evaluate durability over time in patients who achieve complete response at the three-month assessment.

In February 2022, we announced the initiation of the Phase 3 ENVISION trial, which is expected to enroll approximately 220 patients across 90 sites, with completion of enrollment expected by the end of 2022. Assuming positive findings, we anticipate submitting an NDA for UGN-102 in 2024. In November 2021, as a result of the FDA's acceptance of a single arm approach (the ENVISION Trial), we stopped enrollment of the Phase 3 ATLAS study. However, at the time enrollment was stopped, any patients who had signed an informed consent were able to complete screening, and if eligible were randomized into the trial. Patients continue to be followed in the Phase 3 ATLAS study, and clinical results from these patients are expected to generate additional safety data and other insights in our evaluation of UGN-102 as a primary therapy in the treatment of low-grade intermediate risk NMIBC.

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

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 monoclonal antibody, which we intend to study as a combination therapy with multiple potential agents. Non-human primate toxicity studies supported the initiation of a multi-arm Phase 1 study of UGN-301 in combination with other agents. We believe that this approach leverages our unique drug delivery technology and provides an opportunity to evaluate intravesical delivery of UGN-301 in combination with other immuno-modulators, chemotherapies, gene therapy and innate immune stimulators.

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

In March 2022, we announced FDA clearance of our Investigational New Drug application ("IND") to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design will utilize a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow the Company to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and is actively enrolling.

Our Research and Development and License Agreements

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus Inc., pursuant to which Agenus granted us an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is a formulation of zalifrelimab administered using RTGel technology that is in Phase 1 clinical development for high-grade NMIBC.

MD Anderson Agreement

In January 2021, we announced that we had entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Under the terms of the agreement, we and MD Anderson agreed to collaborate on the design and conduct of non-clinical and clinical studies with oversight from a joint steering committee. We agreed to provide funding, developmental candidates, and other support. Pursuant to the agreement, we have made bi-annual payments to MD Anderson to fund the collaboration, totaling $2.0 million and recognized evenly over the associated period through research and development expenses. In July 2022, we determined that we had achieved the objectives that we established when the agreement was initiated, and notified MD Anderson that we were exercising our right to conclude the collaboration in 2022 as we did not foresee initiating further development activities as part of the collaboration, although we will continue to collaborate on existing joint projects. As a result of this notification, we are not responsible for any further fixed bi-annual funding payments, although we will be responsible for costs related to existing join projects that exceed the payments already made to MD Anderson.

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

According to the Centers for Disease Control and Prevention, as of October 2022, over 68% of the U.S. population has completed their primary series of vaccination. However, as circumstances evolve, in particular related to the emergence of variants and subvariants, it will be important to understand potential impacts to patients and the hospital system, and the ability for patients to access Jelmyto. While it is difficult to predict the ultimate impact of the ongoing COVID-19 pandemic on our business and the healthcare industry, we continue to monitor the evolving COVID-19 situation, and the potential further impacts that the pandemic and the related government response may have on our business.

Components of Operating Results

Revenue

During the three and nine months ended September 30, 2022 we recognized $16.1 million and $46.3 million of revenue, respectively from sales of our product, Jelmyto.

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

Other than Jelmyto, which was approved by the FDA in April 2020, we have not received approval of any of our product candidates. UGN-102 and UGN-301 are still in clinical development, and the outcome of these efforts is uncertain. As such, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

License fees and development milestone payments related to in-licensed products and technology are expensed as incurred or when achieved, in the case of milestones, if it is determined at that point that they have no established alternative future use.

Selling and Marketing Expenses

To date, selling and marketing expenses consist primarily of commercial personnel costs (including share-based compensation) along with pre-commercialization and commercialization activities related to Jelmyto. We anticipate that our selling and marketing expenses will remain relatively consistent for the remainder of 2022.

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

We anticipate that our general and administrative expenses will remain relatively consistent for the remainder of 2022, and may increase in the future to support the potential approval and commercialization of our product candidates and our continued research and development programs.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue	$16,097	$11,351	$4,746
Cost of revenue	2,020	1,244	776
Gross profit	14,077	10,107	3,970
Operating expenses:
Research and development	13,093	11,923	1,170
Selling and marketing	11,882	12,473	(591)
General and administrative	7,189	9,151	(1,962)
Total operating expenses	32,164	33,547	(1,383)
Operating loss	(18,087)	(23,440)	5,353
Financing on prepaid forward obligation	(4,819)	(6,828)	2,009
Interest expense on long-term debt	(2,694)	—	(2,694)
Interest and other income, net	478	57	421
Loss before income taxes	(25,122)	(30,211)	5,089
Income tax expense	(709)	—	(709)
Net loss	$(25,831)	$(30,211)	$4,380

Revenue

Revenue was $16.1 million and $11.4 million for the three months ended September 30, 2022 and 2021, respectively. The increase in revenue of $4.7 million reflects the increased volume of sales of our product Jelmyto.

Cost of Revenue

Cost of revenue was $2.0 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. We expect this to continue to impact cost of revenue through approximately the second quarter of 2023 as we produce Jelmyto at costs reflecting the full cost of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 86.9% versus 87.5% for the three months ended September 30, 2022, if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expenses

Research and development expenses were $13.1 million and $11.9 million for the three months ended September 30, 2022 and 2021, respectively. The overall increase of $1.2 million is primarily attributable to the Phase 3 ENVISION study for UGN-102, research into ingredient scale-up and production efficiency for Jelmyto, partially offset by lower stock-based compensation expenses in 2022.

Selling and Marketing Expenses

Selling and marketing expenses were $11.9 million and $12.5 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in selling and marketing expenses of $0.6 million is primarily attributable to lower stock-based compensation expenses in 2022.

General and Administrative Expenses

General and administrative expenses were $7.2 million and $9.2 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in general and administrative expenses of $2.0 million resulted primarily from a decrease in stock-based compensation expenses in 2022.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $4.8 million and $6.8 million for the three months ended September 30, 2022 and 2021, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $2.0 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $2.7 million and zero for the three months ended September 30, 2022 and 2021, respectively. The cost in 2022 relates to the Pharmakon loan which closed in March 2022.

Interest and Other Income, Net

Interest and other income, net was $0.5 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase in interest and other income, net was primarily due to minor fluctuations in interest earned on investments and foreign exchange.

Comparison of the nine months ended September 30, 2022 and 2021

The following table sets forth our results of operations for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue	$46,265	$31,868	$14,397
Cost of revenue	5,391	3,568	1,823
Gross profit	40,874	28,300	12,574
Operating expenses:
Research and development	38,429	34,560	3,869
Selling and marketing	38,075	35,418	2,657
General and administrative	23,129	30,699	(7,570)
Total operating expenses	99,633	100,677	(1,044)
Operating loss	(58,759)	(72,377)	13,618
Financing on prepaid forward obligation	(16,478)	(9,948)	(6,530)
Interest expense on long-term debt	(5,215)	—	(5,215)
Interest and other income, net	604	269	335
Loss before income taxes	(79,848)	(82,056)	2,208
Income tax expense	(1,066)	(312)	(754)
Net loss	$(80,914)	$(82,368)	$1,454

Revenue

Revenue was $46.3 million and $31.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in revenue of $14.4 million reflects the increased volume of sales of our product Jelmyto.

Cost of Revenue

Cost of revenue was $5.4 million and $3.6 million for the nine months ended September 30, 2022 and 2021, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. We expect this to continue to impact cost of revenue through approximately the second quarter of 2023 as we produce Jelmyto at costs reflecting the full cost of manufacturing and as we deplete inventories that we had expensed prior to receiving FDA approval. Gross margin would have been approximately 87.8% versus 88.3% for the nine months ended September 30, 2022, if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expenses

Research and development expenses were $38.4 million and $34.6 million for the nine months ended September 30, 2022 and 2021, respectively. The overall increase of $3.8 million is primarily attributable to the Phase 3 ENVISION study for UGN-102, research into ingredient scale-up and production efficiency for Jelmyto, partially offset by lower stock-based compensation expenses in 2022.

Selling and Marketing Expenses

Selling and marketing expenses were $38.1 million and $35.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in selling and marketing expenses of $2.7 million is primarily attributable to increased market access and brand marketing expenditures, and other expenses related to our participation in the American Urological Association's annual meeting, as well as our annual sales meeting, which did not occur in 2021, partially offset by lower stock-based compensation expenses in 2022.

General and Administrative Expense

General and administrative expense was $23.1 million and $30.7 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in general and administrative expense of $7.6 million resulted primarily from a decrease in stock-based compensation expenses in 2022.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $16.5 million and $9.9 million for the nine months ended September 30, 2022 and 2021, respectively.  The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The increase in financing on prepaid forward obligation of $6.6 million was driven primarily from a full nine months of financing cost in 2022 for the RTW Transaction, which closed in May 2021, partially offset by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense

Interest expense was $5.2 million and zero for the nine months ended September 30, 2022 and 2021, respectively. The cost in 2022 relates to the Pharmakon loan which closed in March 2022.

Interest and Other Income, Net

Interest and other income, net was $0.6 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in interest and other income, net of $0.3 million was primarily due to higher interest earned on cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

As of September 30, 2022, we had $95.9 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars. Based on our cash flow projections, we believe that our current cash and cash equivalents and marketable securities are sufficient to fund our planned operations beyond the next 12 months.

Through September 30, 2022, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon.

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

On March 7, 2022, we entered into a loan agreement ("Loan Agreement") with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022. At our option, we may draw up to an additional $25.0 million before December 31, 2022, subject to customary bring down conditions and deliverables. The Pharmakon loan will mature five years from initial funding and can be prepaid in whole at our discretion, at any time, subject to prepayment premiums and make-whole amounts. The Pharmakon loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month LIBOR (with a 1.25% floor) plus 8.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York. On October 21, 2022, we requested the advance of the second tranche (the "Tranche B Loan") under the Loan Agreement in the amount of $25.0 million. The funding of the Tranche B Loan is expected to occur on December 16, 2022, subject to customary bring down conditions and deliverables.

We have incurred losses since our inception and negative cash flows from our operations, and as of September 30, 2022 we had an accumulated deficit of $548.2 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

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

Funding and Material Cash Requirements

Our present and future funding and cash requirements will depend on many factors, including, among other things:

●	the progress, timing and completion of clinical trials for UGN-102 and UGN-301;

●	nonclinical studies and clinical trials for any of our other product candidates;

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

Contractual Obligations and Commitments

In April 2016, we signed an addendum to our November 2014 lease agreement for our executive offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, we utilized the agreement extension option and extended the rent period for an additional three years until August 2022. In July 2022, we signed a lease extension agreement extending the term of the lease through September 2025.

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

The total obligation for future minimum lease payments under our operating leases is $2.8 million as of September 30, 2022. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

In March 2022, UroGen Pharma Ltd., Urogen Pharma, Inc., as the borrower ("Borrower"), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ("Guarantors" and, collectively with UroGen Pharma Ltd. and Borrower, "Credit Parties"), entered into the Loan Agreement with funds managed by Pharmakon Advisors, L.P., including BPCR Limited Partnership (as a "Lender"), BioPharma Credit Investments V (Master) LP (as a "Lender"), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make the Term Loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches: (i) the Tranche A Loan of $75.0 million was advanced in March, 2022 and (ii) the Tranche B Loan of $25.0 million will be advanced at Borrowers election, subject to certain conditions, subject to the customary bring down conditions and deliverables, and in no event later than December 31, 2022. On October 21, 2022, we requested the advance of the Tranche B Loan under the Loan Agreement in the amount of $25.0 million. The funding of the Tranche B Loan is expected to occur on December 16, 2022, subject to customary bring down conditions and deliverables. The Term Loans will mature on the fifth-year anniversary of the Tranche A Closing Date (the “Maturity Date”). The Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the Loan Agreement. Interest is payable quarterly in arrears. Repayment of outstanding principal of the Term Loans will be made in four equal quarterly payments of principal commencing after the 17th-quarter anniversary of the Tranche A Closing Date. The obligations of the Borrower under the Loan Agreement are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other Guarantor and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(65,807)	$(64,822)
Investing activities	(22,048)	(5,056)
Financing activities	71,766	72,351
Net change in cash and cash equivalents	$(16,089)	$2,473

Operating Activities

Net cash used in operating activities was $65.8 million during the nine months ended September 30, 2022, compared to $64.8 million during the nine months ended September 30, 2021. The $1.0 million increase was attributable primarily to financing costs related to the prepaid forward obligation and Pharmakon loan, as well as timing of certain accruals.

Investing Activities

Net cash used in investing activities was $22.0 million during the nine months ended September 30, 2022, compared to $5.0 million during the nine months ended September 30, 2021. The net change of $17.0 million is primarily related to reinvestment in securities.

Financing Activities

Net cash provided by financing activities was $71.8 million during the nine months ended September 30, 2022, compared to $72.4 million during the nine months ended September 30, 2021. The decrease of $0.6 million is related to proceeds from the Pharmakon loan in the current year as compared to proceeds from the prepaid forward arrangement with RTW in the prior year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. As of September 30, 2022, we had $95.9 million of cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but also invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on September 30, 2022, this change would not have had a material effect on the fair value of our cash and cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2022.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar depreciated against the NIS during 2021 by a total of 3.2%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the three months ended September 30, 2022, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, in light of the COVID-19 pandemic, we have developed digital materials and programs for our sales force to use in order to engage virtually with their target physicians when in-person engagement is not safe or feasible. Beginning in the second quarter of 2021, our territory business managers have been able to engage in higher levels of in-person physician interaction than they were previously during the pandemic. However, there can be no assurance that our territory business managers will continue to have in-person access to physicians as a result of the ongoing evolution of the COVID-19 pandemic (including the emergence of variants), or that digital materials and virtual engagement will be effective at growing and sustaining prescription levels of Jelmyto. Disruptions in the prescription volume of Jelmyto could also occur:

•	if patients are physically quarantined or are unable or unwilling to visit healthcare providers;

•	if physicians restrict access to their facilities for a material period of time;

•	if healthcare providers prioritize treatment of acute or communicable illnesses over treatment of low-grade UTUC;

•	if pharmacies are closed or suffering staff shortages or supply chain disruptions;

•	if patients lose access to employer-sponsored health insurance due to periods of high unemployment; or

•

as a result of general disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for Jelmyto to be prescribed, reconstituted, instilled and reimbursed.

The market opportunities for Jelmyto and our product candidates may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.*

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We are designing our lead product candidate UGN-102 as an alternative to surgery as the standard of care for certain urothelial cancers. However, there is no guarantee that this product candidate will be approved or that we will not have to conduct additional clinical trials. Even if approved, the market opportunity for UGN-102 may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed. Our other or future product candidates may face similar risks.

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

The commercial success of Jelmyto and any other product candidates that receive regulatory approval will depend significantly on their broad adoption and use by physicians for approved indications, including, in the case of Jelmyto, for the treatment of low-grade UTUC, and in the case of UGN-102, for the treatment of low-grade intermediate risk NMIBC, and for other therapeutic indications that we may seek to pursue with any of our product candidates. Physicians treating low-grade UTUC and low-grade intermediate risk NMIBC have never had to consider treatments other than surgery. The degree and rate of physician and patient adoption of Jelmyto, UGN-102 or any of our other product candidates, if approved, will depend on a number of factors, including:

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

Jelmyto or any of our product candidates may produce undesirable side effects that we may not have detected in our previous nonclinical studies and clinical trials or that are not expected with mitomycin treatment or inconsistent with catheter administration procedures. This could prevent us from gaining marketing approval or market acceptance for these product candidates, or from maintaining such approval and acceptance, and could substantially increase commercialization costs and even force us to cease operations.*

As with most pharmaceutical products, Jelmyto and our product candidates may be associated with side effects or adverse events that can vary in severity and frequency. Side effects or adverse events associated with the use of Jelmyto or any of our product candidates, including UGN-102, may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. To date, in our nonclinical testing, Compassionate Use Program for Jelmyto, clinical trials and post-marketing experience, we have observed several adverse events and serious adverse events ("SAEs"), including ureteric obstruction, ureteral stenosis, inhibition of urine flow, rash, flank pain, kidney swelling, kidney infection, renal dysfunction, hematuria, fatigue, nausea, abdominal pain, dysuria, vomiting, urinary tract infection, urgency in urination and pain during urination. In addition, we have observed transient perturbation of laboratory measures of renal and hematopoietic function. These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. However, we cannot assure you that we will not observe additional drug or procedure-related adverse events or SAEs in the future or that the FDA will not determine them as such. Side effects such as toxicity or other safety issues associated with the use of Jelmyto or our product candidates could require us to perform additional studies or halt development or sale of Jelmyto or our product candidates or expose us to product liability lawsuits, which will harm our business.

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

We may face future developmental and regulatory difficulties related to Jelmyto and any of our product candidates that receive marketing approval. In addition, we are subject to government regulations and we may experience delays in obtaining required regulatory approvals to market our proposed product candidates.*

We are subject to certain post-marketing commitments related to Jelmyto, including a requirement for a period of five years to provide annual updates for the duration of response for all patients with ongoing complete responses enrolled in the Phase 3 OLYMPUS trial. With respect to our current and future candidates, even if we complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or applicable foreign regulatory agency may grant approval contingent on the performance of additional costly post-approval clinical trials, risk mitigation requirements and surveillance requirements to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable. Absence of long-term safety data may further limit the approved uses of our products, if any.

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

Although we have received FDA approval of Jelmyto for pyelocalyceal solution, for the treatment of adult patients with low-grade UTUC, and we plan to devote a substantial portion of our resources to the continued clinical testing and potential approval of UGN-102 for the treatment of low-grade intermediate risk NMIBC, another key element of our strategy is to discover, develop and commercialize a portfolio of products to serve additional therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and those that we have are geared towards clinical testing and seeking regulatory approval of UGN-102 and our other existing product candidates. We may also explore strategic collaborations for the development or acquisition of new products, but we may not be successful in entering into such relationships. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

We rely on third parties and consultants to assist us in conducting our clinical trials for our product candidates. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize UGN-102 or any of our other product candidates.*

We do not have the ability to independently conduct many of our nonclinical studies or our clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs to conduct clinical trials on our product candidates. Third parties play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. Due to the limited drug development for non-muscle invasive urothelial cancers over the past 15 years, neither we nor any third-party clinical investigators, CROs and/or consultants are likely to have extensive experience conducting clinical trials for the indications we are targeting. If our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize UGN-102 or any of our other product candidates.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of September 30, 2022, we had 195 employees, of whom 40 are based in Israel and 155 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

Certain of our clinical trials and other significant operations (including our Israeli corporate offices and contract manufacturers) are located outside of the United States and, therefore, our results may be adversely affected by geopolitical, economic and military instability.*

Certain of our clinical trials, such as the Phase 3 ATLAS trial, are operated outside of the United States, including in the Ukraine and Russia. We continue to follow patients in ATLAS, in the region. However, due to the ongoing war, we have experienced difficulty in following up with patients in the region, and we may not have the ability to continue follow up of these patients. The failure to identify and operationalize any alternative clinical sites may have an adverse effect on patient enrollment, and could result in delays in enrolling, carrying out, and/or completing our clinical trials. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $110.8 million and $128.5 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $548.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

Our indebtedness resulting from our Loan Agreement could adversely affect our financial condition or restrict our future operations.*

On March 7, 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower (“Borrower”), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ( “Guarantors” and, collectively with UroGen Pharma Ltd. and Borrower, “Credit Parties”) entered into a loan agreement (“Loan Agreement”) with funds managed by Pharmakon Advisors, L.P., including BPCR Limited Partnership (as a “Lender”), BioPharma Credit Investments V (Master) LP (as a “Lender”), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, “Collateral Agent), pursuant to which the Lenders agreed to make term loans to the Borrower in an aggregate principal amount of up to $100 million ("Term Loans"), to be funded in two tranches: (i) the first tranche (“Tranche A Loan”) was advanced in the amount of $75 million, in March 2022 (“Tranche A Closing Date”) and (ii) the second tranche (“Tranche B Loan”) of $25 million will be advanced at the Borrower’s election, subject to the customary bring down conditions and deliverables, and in no event later than December 31, 2022. On October 21, 2022, we requested the advance of the Tranche B Loan under the Loan Agreement in the amount of $25.0 million. The funding of the Tranche B Loan is expected to occur on December 16, 2022, subject to customary bring down conditions and deliverables. There is no assurance that the Tranche B Loan will be funded as expected or at all.

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

We will require additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of September 30, 2022, we had cash and cash equivalents and marketable securities of $95.9 million. In January 2019, we completed an underwritten public offering in which we received net proceeds of approximately $161.4 million, after deducting the underwriting discounts and commissions and payment of other offering expenses. During the second quarter of 2020, we sold 700,000 ordinary shares under the sales agreement ("ATM Sales Agreement") with Cowen and Company, LLC ("Cowen"), for gross proceeds of approximately $16.6 million. The net proceeds to us after deducting sales commissions to Cowen and other issuance expenses were approximately $15.8 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million. In March 2021, we announced a transaction with RTW Investments ("RTW") totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. In addition, in March 2022, we entered into the Loan Agreement, pursuant to which the Lenders agreed to make the Term Loans to Borrower in an aggregate principal amount of up to $100 million to be funded in two tranches.

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

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, pending patent applications and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently hold approximately 18 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, the sequential use of UGN-201 and UGN-301, and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 40 granted patents worldwide, and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Mexico and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2041.

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

We filed applications for trademarks (Jelmyto ®, RTGel ®, UroGen ® and Cystoject ™) that identify our branding elements, such as Jelmyto and our unique technology in the United States, Europe, Japan and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear any such challenges, other litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump Administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.

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

Our operations are also subject to the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members to CMS. We may also be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, drug pricing, and/or state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidelines promulgated by the federal government. Certain state and local laws also require the registration of pharmaceutical sales representatives.

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

It may be difficult for us to profitably sell our product candidates if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.*

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, UGN-102 and our other product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. In October 2020, a Medicare C-Code was issued for Jelmyto and we have obtained pass-through status for two years, no more than three. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. Our existing pass-through status is expiring in 2023, which could adversely affect the revenue we receive for Jelmyto.

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

Although we have observed written policy coverage in commercial plans as well as coverage for government plans for Jelmyto to date, we cannot be sure that adequate coverage or reimbursement will continue to be available for Jelmyto, or be available for UGN-102 or any of our other product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Jelmyto, UGN-102 or our other product candidates, or achieve profitably at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Rebates will be based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on December 20, 2019, which was declared effective on January 2, 2020. As of September 30, 2022, we had sold 700,000 shares under the sales agreement for total gross proceeds of $16.6 million, leaving up to $83.4 million available for sale under the ATM Sales Agreement.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of September 30, 2022, we had 40 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of September 30, 2022, we had 195 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

10.1+	Manufacturing and Supply Agreement, dated May 30, 2020, by and between the Registrant and Isotopia Molecular Imaging Ltd. (the “Isotopia Agreement”) and the extension to the Isotopia Agreement, dated August 25, 2022, by and between the Registrant and Isotopia Molecular Imaging Ltd.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

+	Certain portions of this exhibit are omitted because they are not material and are the type that the Registrant treats as private and confidential.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UroGen Pharma Ltd.

November 10, 2022	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

November 10, 2022	By:	/s/ Don Kim
Don Kim
Chief Financial Officer (Principal Financial and Accounting Officer)