Form 10-K
period 2022-12-31
UroGen Pharma Ltd.
filed 2023-03-24
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2022 totaled approximately $145.1 million based on the closing price for the registrant’s ordinary shares on that day as reported by the Nasdaq Stock Market LLC. Such value excludes ordinary shares held by executive officers, directors and certain entities affiliated with directors as of June 30, 2022.

As of March 20, 2023, there were 23,440,521 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than May 1, 2023 are incorporated by reference into Part III of this report.

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

We maintain our books and records in U.S. dollars, and prepare our financial statements in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), as issued by the Financial Accounting Standards Board ("FASB").

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

•	the clinical utility, potential advantages and timing or likelihood of regulatory filings and approvals of UGN-102 and our other product candidates;
•	our expectations regarding timing for application for and receipt of a regulatory review decision for any of our product candidates;
•	our ongoing and planned discovery and development of product candidates including UGN-201 and UGN-301;
•	our expectations regarding future growth, including our ability to develop, and obtain regulatory approval for, new product candidates;
•	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
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

•	We will require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.
•	We are highly dependent on the successful commercialization of our only approved product, Jelmyto.
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

•	We expect current and future legislation affecting the healthcare industry, including healthcare reform, to impact our business generally and to increase limitations on reimbursement, rebates and other payments, which could adversely affect third-party coverage of our products, our operations, and/or how much or under what circumstances healthcare providers will prescribe or administer our products, if approved.
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

RTGel: Our Reverse Thermal Hydrogel Technology

RTGel is a novel proprietary polymeric biocompatible, reverse thermal gelation hydrogel technology, which, unlike the general characteristics of most forms of matter, is liquid at lower temperatures and converts into gel form when warmed to body temperature. We believe that these characteristics promote ease of delivery into and retention of drugs in body cavities, including the bladder and the upper urinary tract, forming a transient reservoir of drug that dissolves over time while preventing rapid excretion, providing for increased dwell time. RTGel leverages the physiologic flow of urine to provide a natural exit from the body.

RTGel’s components are polymer-based and are inactive ingredients that are used in FDA-approved Jelmyto. We formulate RTGel with an active drug: mitomycin in the case of Jelmyto and UGN-102. The resulting formulations are instilled intravesically in liquid form directly into the upper urinary tract or bladder using standard instillation methodologies via catheters or nephrostomy tube, and thereafter convert into gel form at body temperature. Subsequently, upon contact with urine, RTGel gradually dissolves and releases the active drug over a period of several hours and is less affected by urine creation and voiding cycles as compared to water formulations.

We believe that RTGel, when formulated with an active drug, may allow for the improved efficacy of treatment of various types of urothelial and specialty cancers and urologic disease without compromising the safety of the patient or interfering with the natural flow of fluids in the urinary tract. RTGel achieves this by:

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

Our Pipeline

The following chart summarizes the current status of our pipeline:

Jelmyto

Jelmyto is our novel sustained-release RTGel-based formulation of mitomycin that we have developed for the treatment of low-grade UTUC. RTGel is liquid at lower temperatures and converts into gel form at body temperature. This temperature-dependent viscosity characteristic allows for instillation of the chilled Jelmyto in its liquid form to the upper urinary tract via standard urinary procedures utilizing a catheter or nephrostomy tube. Once instilled, Jelmyto converts into gel form at body temperature. Subsequently, upon contact with urine, Jelmyto gradually dissolves and releases the active drug, mitomycin, over a period of four to six hours versus several minutes for mitomycin in its water-based formulation. We believe that this substantial increase in dwell time of mitomycin positions Jelmyto as a chemoablation treatment for low-grade UTUC, potentially sparing patients from repeated tumor resection procedures and potentially reducing the need for upper urinary tract surgeries, including kidney removal.

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

1.   Upfill-Brown 2018, 2. Cutress 2012, 3. Grasso et al. (2012) BJU International, 4. Yeung et al. (2014) Pharmacoeconomics

RNU = radical nephroureterectomy

Limitations of Other Treatments for Low-Grade Upper Tract Urothelial Carcinoma

Before the approval of Jelmyto in April 2020, there were no drugs approved by the FDA for the treatment of low-grade UTUC, representing a significant unmet medical need. The current standard of care for the treatment of low-grade UTUC is radical nephroureterectomy ("RNU"), which is complete kidney and upper urinary tract removal. Recent advances in resection instrument technology have allowed physicians in some cases to treat patients with low-grade UTUC using endoscopic tumor resection, a kidney-sparing treatment, rather than nephroureterectomy followed by adjuvant chemotherapy, typically mitomycin, treatment. However, the specific anatomy and physiology of the upper urinary tract make the performance of organ-sparing endoscopic tumor resection and instillation of adjuvant chemotherapy challenging, leading to high recurrence rates. Patients often undergo multiple endoscopic resection procedures, which increases the probability of potential complications of resection, including perforation and ureteral stricture, or a narrowing of the ureter. Endoscopic tumor resection, which aims to be a kidney sparing surgical procedure, is conducted only in patients with low-grade disease and with limited tumor burden (unifocal tumor, low grade histology, less than 2 cm in greatest dimension). Ultimately, 70% to 80% of patients with low-grade UTUC undergo an RNU. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and other comorbidities such as cardiovascular disease, diabetes and pulmonary disease and may suffer further complications as a result of a major surgery.

Our Solution: Jelmyto (mitomycin) for pyelocalyceal solution

On April 15, 2020, the FDA approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto exists through April 15, 2023, Orphan Drug exclusivity through April 15, 2027 as well as a composition of matter patents. The main patents that protect Jelmyto in the United States are set to expire in January 2031. These patents were listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

The FDA evaluated the Jelmyto NDA under Priority Review, which is reserved for medicines that may represent significant improvements in safety or efficacy in treating serious conditions. Jelmyto was also granted Breakthrough Therapy Designation by the FDA, which was created to expedite the development and review of drugs developed for serious or life-threatening conditions with high unmet need.

The FDA approval was based on results from our Phase 3 OLYMPUS trial showing Jelmyto achieved clinically significant disease eradication in adults with low-grade UTUC. Findings from the final study results include:

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
•

The most commonly reported adverse events (≥ 20%) were ureteric obstruction, flank pain, urinary tract infection, hematuria, abdominal pain, fatigue, renal dysfunction, nausea, dysuria and vomiting. Most adverse events were mild to moderate and manageable. No treatment-related deaths occurred.

In December 2022, we presented new data from the OLYMPUS trial designed to obtain long-term follow-up data on Jelmyto. Based on data available for 16 of the 23 patients who had remained in CR at the end of the OLYMPUS study, the median duration of response was 28.9 months. Thirteen patients remained in CR, two patients had recurrence of low grade-UTUC on the same side as treated in OLYMPUS, and one patient underwent RNU due to ureteral stricture without evidence of UTUC at the time of surgery. No patient had progressed to high-grade disease.

We initiated our commercial launch of Jelmyto in the United States in June 2020. We have staffed, trained and prepared a customer-facing team comprising territory business managers with deep experience in both urology and oncology. These territory business managers are led by seven regional business managers. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a Field Reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, our organization includes seven medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 representatives.

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

Uro-Oncological Indications Targeted by Our Product Candidates

UGN-102 (mitomycin) for intravesical solution

UGN-102 is our sustained-release formulation of mitomycin that we are developing for the treatment of low-grade intermediate risk NMIBC. It is administered locally using standard urinary procedures utilizing a catheter inserted into the bladder, and is designed to persist in the bladder despite urine flow and bladder movement. Once instilled, UGN-102 converts into gel form at body temperature. Subsequently, upon contact with urine, UGN-102 gradually dissolves and releases the active drug, mitomycin, over a period of several hours. In contrast, mitomycin in its current water-based formulation, is released at the time of first voiding, which is often less than an hour. We believe that the resulting significantly increased dwell time of mitomycin in the bladder prolongs exposure of mitomycin to the tumor tissue and therefore has the potential to chemoablate both visible and unseen tumors.

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

1. SEER, AUA/SUO joint guideline  2. Babjuk et al. European Urology (2019), Simon (2019), 3. Tobert et al Urology (2019), Rhijn et al Nature Urology (2016), 4. Bryan et al Ann R Coll Surg Engl (2010)

*Adjuvant chemotherapy only used in 0-30% of U.S. eligible population

TURBT = trans urethral resection of bladder tumor

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

Our Solution: UGN-102 (mitomycin) for intravesical solution

We are evaluating the safety and efficacy of UGN-102, our novel sustained-release formulation of mitomycin for the treatment of low-grade intermediate risk NMIBC.

In October 2021, we reported final data from the Phase 2b OPTIMA II trial. The single-arm, open label trial completed enrollment of 63 patients at clinical sites across the United States and Israel in September 2019. Patients were treated with six weekly instillations of UGN-102 and underwent assessment of CR (the primary endpoint) four to six weeks following the last instillation; 65%, or 41 out of 63 patients, treated with UGN-102 achieved a complete response three months after the start of therapy. In this subset of patients, 39 (95%), 30 (73%), and 25 (61%) remained disease-free at six, nine, and 12 months after treatment initiation, respectively. The probability of durable response nine months after CR (12 months after treatment initiation) was estimated to be 72.5% by Kaplan-Meier analysis. Thirteen patients had documented recurrences. Fifty-seven of 63 (90%) patients completed all six instillations of UGN-102 according to the study protocol. Median duration of response was not reached. The most common adverse events, greater than 10%, were most often reported as mild to moderate in severity and include dysuria, hematuria, urinary frequency, fatigue, urgency and urinary tract infection. The final data was published online in The Journal of Urology in October 2021 and was included in the January 2022 print edition.

In December 2022 we presented new data from the OPTIMA II study designed to obtain long-term follow-up data on UGN-102 that shows median duration of response of 24.4 months based on available data for 15 out of 25 patients. Seven patients remained in CR, six patients had recurrence of low-grade disease, one patient had progression to high-grade disease and one patient withdrew consent but remained in CR at the last evaluation prior to discontinuation. All patients were alive at the last contact, and five patients were known to have had post-study treatment with transurethral resection of the bladder tumors or fulguration.

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

We initiated the Phase 3 ATLAS trial in December 2020 and until November 2021, were enrolling patients in this trial assessing UGN-102 with or without TURBT compared to standard of care (TURBT). In parallel, we continued to engage in discussions with the FDA and, based on this dialogue, we designed a trial in order to demonstrate the efficacy and safety of UGN-102. This Phase 3 ENVISION trial is a single-arm, multinational, multicenter study evaluating the efficacy and safety of UGN-102 as primary chemoablative therapy in patients with low-grade intermediate risk NMIBC. The design of the Phase 3 ENVISION trial is similar to our Phase 2 OPTIMA II trial in that the patient population has similar clinical characteristics, receives the same investigational treatment regimen and undergoes similar efficacy and safety assessments and qualitative follow-up. Study participants receive six once-weekly intravesical instillations of UGN-102. The primary endpoint will evaluate the complete response rate at three months after the first instillation, and the key secondary endpoint will evaluate durability of response in patients who achieve complete response at the three-month assessment.

In February 2022, we announced the initiation of the Phase 3 ENVISION trial, targeting enrollment of 220 patients across 90 sites. In December 2022 we completed our target enrollment of the Phase 3 ENVISION trial. Assuming positive findings, we anticipate submitting an NDA for UGN-102 in 2024. As a result of the FDA's acceptance of a single arm approach, we have stopped enrollment of the Phase 3 ATLAS study. However, at the time enrollment was stopped, any patients who had signed an informed consent were able to complete screening, and if eligible were randomized into the trial. Clinical results from these patients are expected to generate additional safety and efficacy data and other insights in our evaluation of UGN-102 as a primary therapy in the treatment of low-grade intermediate risk NMIBC.

We also initiated a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. As per the study design, patients in this study received six once-weekly intravesical instillations of UGN-102 with the initial treatment visit occurring at the investigative site and instillation performed by a qualified physician. Treatment visits two to six took place at the patient's home and instillation was performed by a properly trained and qualified home health professional. The primary endpoints of the study include safety and tolerability, discontinuations from at home study treatment and feedback from patients, home health professionals and investigators via standardized questionnaires. The study completed enrollment with a total of eight patients across four centers and all study visits for these enrolled patients have been completed. We reported preliminary results in February 2023. The results found that UGN-102 was suitable to administer at home by a visiting nurse under the supervision of a treating physician and resulted in 75% of patients achieving a complete response, defined as no detectable disease three months after starting treatment. Patients, nurses and investigators also completed home instillation feasibility questionnaires. These standardized feasibility questionnaires highlighted that all eight patients preferred at-home to in-office treatment, and five of six patients recommended UGN-102 home instillation instead of TURBT. Home instillation was reported as feasible for visiting nurses, and three of four investigators considered at-home treatment “not different” than in-office treatment. We believe establishing the precedent for a convenient at home solution may facilitate access to care and address quality of life issues that certain patients may face with the current standard of care.

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as a standalone agent and as a combination therapy with multiple potential agents. The first combination we are seeking to investigate clinically involves the sequential use of UGN-201 (imiquimod), a toll-like receptor-7 ("TLR 7") agonist, and UGN-301 in high-grade non-muscle invasive bladder cancer ("high-grade NMIBC"). UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapies.

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

1. Nielsen, 2014 analysis of SEER data, 2. UroGen market research

Limitations of Current Therapies for High-Grade NMIBC

Only five drugs have been approved for high-grade NMIBC, all used as adjuvant treatment: Thiotepa, which was approved in 1959, and is no longer used in practice; BCG, which was approved in 1989; Valstar® (valrubicin), which was approved in 1998; Keytruda, which was approved by the FDA in 2020; and Adstiladrin, which was approved by the FDA in 2022 for BCG unresponsive CIS. BCG, an immunotherapy-based drug, is used as an adjuvant treatment for patients with high-grade NMIBC. Upon recurrence, which occurs in approximately 70% of patients, the patients undergo another round of BCG therapy with a response rate of approximately 30%. Radical cystectomy, or surgical removal of the bladder, is also a common treatment option for patients who fail multiple intravesical BCG therapies. However, treatment with BCG is associated with undesirable side effects (including local irritation, systemic symptoms of immune activation and a small but serious risk of systemic absorption leading to mycobacterial sepsis and death), as evidenced by a boxed warning on the label, which is a warning placed on a prescription drug’s label by the FDA and is designed to call attention to serious or life-threatening risks.

Our Solution: UGN-301 (zalifrelimab) intravesical solution

We are exploring the use of immunotherapy for the treatment of high-grade NMIBC, and have pursued a series of nonclinical studies to determine whether our proprietary RTGel technology might provide a method for delivering highly potent immunomodulators directly to the bladder surface thereby avoiding toxicity associated with systemic administration. Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 antibody, which we intend to study as a single agent and as a combination therapy with multiple potential agents. The completion of non-human primate toxicity studies supported the initiation of a multi-arm Phase 1 study of UGN-301 in combination with other agents. We believe that this approach leverages our unique drug delivery technology and provides an opportunity to evaluate intravesical delivery of UGN-301 in combination with other immuno-modulators, chemotherapies, gene therapy and innate immune stimulators.

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

We believe the combination of UGN-301 and UGN-201 could further increase the adaptive immune response and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapy. In November 2019, we entered into a worldwide license agreement with Agenus Inc. ("Agenus") to develop and commercialize zalifrelimab via intravesical delivery in combination with UGN-201 for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that the combination treatment makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilizes a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and is actively enrolling.

Research and Development and License Agreements

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus, pursuant to which Agenus granted us an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is a formulation of zalifrelimab administered using RTGel technology that is in Phase 1 clinical development for high-grade NMIBC.

MD Anderson Agreement

In January 2021, we announced that we had entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Pursuant to the agreement, as of December 31, 2022 we have made bi-annual payments totaling $2.0 million to MD Anderson to fund the collaboration, recognized evenly over the associated period through research and development expenses. In July 2022, we determined that we had achieved the objectives that we established when the agreement was initiated, and notified MD Anderson that we were exercising our right to conclude the collaboration in 2022 as we did not foresee initiating further development activities as part of the collaboration, although we will continue to collaborate on existing joint projects. As a result of this notification, we are not responsible for any further fixed bi-annual funding payments, although we will be responsible for costs related to existing joint projects that exceed the payments already made to MD Anderson.

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

Strong intellectual property position. We have a robust intellectual property portfolio that includes 42 granted patents worldwide and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Mexico and Australia. In the United States, we currently have 19 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, UGN-302 (the sequential use of UGN-201 and UGN-301) and our future product candidates that are under company research. These patents claim methods, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. Our issued patents are set to expire between 2024 and 2037.

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

We submitted an IND for UGN-102 in June 2018. In November 2020 we reported final topline data from an open-label, single-arm Phase 2b clinical trial to evaluate the efficacy and safety of UGN-102 for the treatment of patients with low-grade intermediate risk NMIBC. UGN-102 is currently in a Phase 3 trial. We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of low-grade intermediate risk NMIBC patients, if approved.

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

In the United States, we currently have 19 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201 and our future product candidates that are under company research. These patents claim methods, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 42 granted patents worldwide, and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Mexico and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2041.

As noted earlier, companies are required as part of the NDA submission process to list patents with the FDA whose claims cover the applicant’s product. Accordingly, we have listed two patents for Jelmyto in the FDA’s Orange Book upon approval of Jelmyto for commercial sale, as part of the NDA process.

Our worldwide intellectual property portfolio includes patents and patent applications filed in many jurisdictions such as the US, Europe, Israel, Japan, Canada, China and Australia of which are expected to remain in effect until 2037:

•	Hydrogel-based pharmaceutical compositions for optimal delivery of various therapeutic agents to internal cavities such as the bladder and/or urinary tract.

•	The method for treating bladder cancer, upper urinary tract cancer and urothelial cancer using hydrogel-based compositions.

•	The method for treating overactive bladder and interstitial cystitis topically without a need for injections in the bladder wall.

•	Special catheters and in-dwelling ureter-catheter systems for optimal delivery of a drug into the renal cavity.

•	Pharmaceutical compositions comprising an imidazoquinolin-amine (specifically imiquimod) for treating bladder cancer diseases.

•	Composition comprising immunomodulators such as anti-PD1 and/or anti-CTLA4 for topical/intravesical administration as a monotherapy or a combo-therapy.

•	Novel phospholipid drug analogs (new chemical entities) for treating cancer or infections.

•	Hydrogel for removal ureteral and renal stones.

In addition to patents, we have filed applications for trademark registration with the United States Patent and Trademark Office (the "USPTO"), as well as certain other international jurisdictions for Jelmyto ®, RTGel ®, UroGen ® and Cystoject ™and for certain other tradenames and logos. In addition, we have a registered trademark in the U.S. covering a stylized design of our UroGen Pharmaceutical logo.

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

Prior to Jelmyto, there were no approved drugs used to treat the low-grade UTUC. Tumor resection surgeries are conducted in some cases of low-grade UTUC; however, complete kidney and upper urinary tract removal is the standard of care for recurring UTUC. We are aware of a company called Steba Biotech with an IND granted in December 2020 who has initiated a Phase 3 study of padeliporfin ImPACT for the treatment of adult patients with low-grade and unifocal high-grade UTUC in the first quarter of 2021. In January 2023, SURGE Therapeutics received FDA clearance on an IND to proceed with a Phase 1/2a study of its SURGERx platform with resiquimod for prevention of recurrence and/or progression after TURBT in NMIBC, previously diagnosed with high-grade disease and experience recurrence. We do not know whether other competitors in the NMIBC space are already developing, or plan to develop, UTUC treatments. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product candidates.

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

The standard of care for treating high-grade NMIBC patients is the TURBT procedure for papillary tumor resection, followed by post-operative adjuvant BCG. In the case of high-grade disease without papillary tumor (CIS), BCG is used alone as primary therapy. BCG was approved by the FDA in 1989, since its approval, only three other drugs were approved for high-grade NMIBC: Valstar, approved by the FDA in 1998; Keytruda, approved by the FDA in 2020; and Adstiladrin, approved by the FDA in 2022 for BCG unresponsive CIS. Valstar is indicated for patients with CIS that do not respond to BCG treatment and is rarely used. Keytruda was approved for CIS with or without papillary involvement for patients who do not respond to BCG treatment. It remains to be seen whether the broader urology community will adopt a systemic infused immunotherapy into their clinical management of BCG unresponsive NMIBC. In addition to these approved options, off-label intravesical chemotherapy can be used (such as gemcitabine and cisplatin). If the disease can no longer be controlled, patients will typically proceed to cystectomy, or surgical removal of the bladder, to prevent progression to muscle invasive and metastatic disease. There are several products in the development pipeline, most of which are treatments targeted for high-grade NMIBC patients who have failed BCG treatment and are facing cystectomy.

We are aware of several pharmaceutical companies that are developing drugs in the fields of urology and uro-oncology, such as AADi, LLC, Biocancell Ltd., Bristol Myers Squibb, FKD Therapies Oy, GSK, ImmunityBio, Janssen, Merck Sharp & Dohme Corp., Roche, Samyang biopharma, Seagen Inc., Sesen Bio, Steba Biotech Ltd., SURGE Therapeutics, Viralytics Limited, and Vyriad. Steba Biotech was granted an IND in December 2020, and has initiated a Phase 3 study of padeliporfin ImPACT for the treatment of adult patients with low-grade and unifocal high-grade UTUC in the first quarter of 2021. SURGE Therapeutics received clearance for an IND application in January 2023 to proceed with a Phase 1/2a study of SURGERx with resiquimod, for prevention of recurrence and/or progression after TURBT in NMIBC, previously diagnosed with high-grade disease and experience recurrence. We are also aware that other companies, such as Janssen and Lipac, are conducting, or have recently conducted clinical trials for product candidates for the treatment of low-grade intermediate risk NMIBC. In addition, we face competition from existing standards of treatment, surgical tumor resection procedures. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care.

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

The testing and approval process requires substantial time, effort and financial resources. Nonclinical studies include laboratory evaluation of drug substance chemistry, pharmacology, toxicity and drug product formulation, as well as animal studies to assess potential safety and efficacy. Prior to commencing the first clinical trial with a product candidate, we must submit the results of the nonclinical tests and nonclinical literature, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical studies may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the conduct of the clinical trial by imposing a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, as well as amendments to previously submitted clinical trials. Further, an independent IRB for each study site proposing to conduct the clinical trial must review and approve the plan for any clinical trial, its informed consent form and other communications to study subjects before the clinical trial commences at that site. The IRB must continue to oversee the clinical trial while it is being conducted, including any changes to the study plans. Regulatory authorities, an IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements, if the drug has been associated with unexpected serious harm to subjects, or based on evolving business objectives or competitive climate. Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may advise us to halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

Orange Book Listing

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy, but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an abbreviated new drug application ("ANDA"). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include nonclinical and clinical data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and under Part D, can often be substituted by pharmacists under prescriptions written for the reference listed drug.

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

If the competitor has provided a Paragraph IV certification to the FDA, the competitor must also send notice of the Paragraph IV certification to the holder of the NDA for the reference listed drug and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, a decision in the infringement case that is favorable to the applicant, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a Paragraph IV certification, the NDA holder or patent owner regularly takes action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation. The applicant may also elect to submit a statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

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

Other Healthcare Regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services ("HHS"), and its various divisions, including the Centers for Medicare & Medicaid Services ("CMS"), and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense and state and local governments. Our business activities must comply with numerous federal, state, and foreign healthcare laws and regulations, including those described below.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for, or purchasing, leasing, ordering, or arranging for the purchase, lease or order of, any good, facility, item or service reimbursable, in whole or in part, by Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value, including unlawful financial inducements paid to prescribers and beneficiaries, as well as impermissible promotional practices. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the "ACA"), amended the intent requirement of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute, or the specific intent to violate it, to have violated the statute. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

The Federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), created additional federal civil and criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including public and private payors, or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. The ACA amended the federal health care fraud criminal statute implemented under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have violated the statute.

Additionally, the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with specified exceptions) to report annually information related to specified payments or other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, such professionals and teaching hospitals and to report annually specified ownership and investment interests held by physicians and their immediate family members.

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

In the United States, decisions about reimbursement for new medicines under Medicare are made by CMS, as the administrator for the Medicare program. Private third-party payors often use CMS as a model for their coverage and reimbursement decisions,but also have their own methods and approval process apart from CMS’s determinations. Our experience to date has demonstrated coverage with CMS and commercial payors for Jelmyto, and we have established written policies with certain commercial providers. For example, in October 2020, a Medicare C-Code was issued for Jelmyto and we obtained pass-through status, which expires in 2023. We continue to engage with CMS in relation to ongoing pass-through status.  CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021.

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

There have been judicial and Congressional challenges, as well as efforts by the Trump Administration to repeal or replace certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect until 2031 unless additional U.S. Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. Presidential executive orders. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act. Beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds are based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification.  In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. On October 14, 2022, the Biden administration released an additional executive order directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional health reform measures may continue and affect our business in unknown ways.

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

Marketing, Sales and Distribution

Our U.S. subsidiary, UroGen Pharma, Inc., was formed to support our U.S. development and potential commercialization efforts. Our commercial management team is comprised of experienced professionals in sales, sales operations, market access, marketing and medical affairs. In addition, we have established a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business managers are led by seven regional business directors, who are in turn supported by three regional operations managers. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 colleagues.

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

Employees

As of January 31, 2023, we had 200 employees worldwide, 158 in the United States and 42 in Israel, many of whom hold advanced degrees. None of our employees are subject to a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our relationships with our employees are good.

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

Unless the context requires otherwise, references in this Annual Report to “UroGen Pharma,” “UroGen,” “the Company,” “our Company,” “we,” “us”, and “our” and “UroGen” refer to UroGen Pharma Ltd. and its subsidiary.

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

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $110.2 million and $110.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $577.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any;

•	the repayment of outstanding debt;

•	any product liability or other lawsuits related to our products or business arrangements;

•	scientific breakthroughs in the field of urothelial cancer treatment and diagnosis that could significantly diminish the demand for our product candidates or make them obsolete; and

•	changes in reimbursement or other laws, regulations or policies that could have a negative impact on our future revenue stream.

In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk. To date, we have not obtained regulatory approval for or commercialized any product except Jelmyto.

We will require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of December 31, 2022, we had cash and cash equivalents and marketable securities of approximately $100.0 million. To fund our operations and develop our product candidates and commercialize Jelmyto, we have relied primarily on equity and debt financings and, following the launch of Jelmyto in June 2020, revenue generated from sales of Jelmyto. In March 2021, we announced a transaction with RTW Investments ("RTW") totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. In addition, in March 2022, we entered into the Loan Agreement, pursuant to which the Lenders agreed to make the Term Loans to Borrower in an aggregate principal amount of up to $100 million to be funded in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

We cannot be certain that our existing resources and anticipated revenues will be sufficient to fund our planned operations and expenditures for at least the next 12 months from the date of issuance of our consolidated financial statements included elsewhere in this Annual Report. These circumstances raise substantial doubt about our ability to continue as a going concern. We will require additional capital to complete clinical trials, obtain regulatory approval for and commercialize our product candidates, and otherwise fund our operations. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity financings, convertible debt or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue nonclinical and clinical activities, and pursue regulatory approval for, and to commercialize, our pipeline product candidates.

Any additional fundraising efforts may divert the attention of our management from day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on favorable terms, if at all. Moreover, the terms of any financing may negatively impact the holdings or the rights of our shareholders, and the issuance of additional securities, whether equity or debt, by us or the possibility of such issuance may cause the market price of our shares to decline. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than would be desirable and we may be required to relinquish rights to some of our technologies, intellectual property or product candidates or otherwise agree to terms unfavorable to us, any of which may harm our business, financial condition, cash flows, operating results and prospects.

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

On March 7, 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower (“Borrower”), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors (“Guarantors”) and, collectively with UroGen Pharma Ltd. and Borrower (“Credit Parties”) entered into a loan agreement (“Loan Agreement”) with funds managed by Pharmakon Advisors, L.P., including BPCR Limited Partnership (as a “Lender”), BioPharma Credit Investments V (Master) LP (as a “Lender”), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, “Collateral Agent), pursuant to which the Lenders agreed to make term loans to the Borrower in an aggregate principal amount of up to $100 million ("Term Loans"), to be funded in two tranches: (i) the first tranche (“Tranche A Loan”) was advanced in the amount of $75 million, in March 2022 (“Tranche A Closing Date”) and (ii) the second tranche (“Tranche B Loan”) of $25 million was advanced in December 2022.

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

In addition, we are required under the Loan Agreement to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the Loan Agreement, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable, including a make whole amount and prepayment premium.

If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively affect our business operations and financial condition.

Covenants under our Prepaid Forward Contract with RTW restrict our ability to borrow additional capital.

In March 2021, we entered into a Prepaid Forward Contract (the “Forward Contract”) with RTW, pursuant to which we are obligated to make tiered cash payments to RTW, based on the worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-102 (together, the “Products”), subject to an aggregate revenue cap of $300 million.

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

In addition, our ongoing commercial launch of Jelmyto and subsequent commercialization efforts could be hindered by a resurgence of COVID-19 or other pandemics, epidemics or public health emergencies, although we are currently not able to predict or quantify any such potential impact with any degree of certainty.

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

Our strategy is to build and maintain a fully integrated biotechnology company to successfully execute the commercialization of Jelmyto in the United States. Jelmyto is our only product that has been approved for sale by any regulatory body, and it became available in the United States in June 2020. While we have established a commercial management team and have also established a field-based organization comprised of a sales team, reimbursement support team, clinical nurse educators, national account managers and medical science liaisons, we currently have very limited experience commercializing pharmaceutical products as an organization. In order to successfully commercialize Jelmyto, we must continue to develop our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully further develop these capabilities. Additionally, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize Jelmyto would be limited, and we would not be able to generate product revenues successfully. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

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

Additionally, in light of COVID-19, we have developed digital materials and programs for our sales force to use in order to engage virtually with their target physicians when in-person engagement is not safe or feasible. Beginning in the second quarter of 2021, our territory business managers have been able to engage in higher levels of in-person physician interaction than they were during 2020. However, there can be no assurance that our territory business managers will continue to have in-person access to physicians as a result of a resurgence of COVID-19 or other pandemics, epidemics or public health emergencies, or that digital materials and virtual engagement will be effective at growing and sustaining prescription levels of Jelmyto. Disruptions in the prescription volume of Jelmyto could also occur:

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

If Jelmyto, UGN-102 or any of our other product candidates are approved for use but fail to achieve the broad degree of physician adoption and market acceptance necessary for commercial success, our operating results and financial condition would be adversely affected.

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

We are aware of several pharmaceutical companies that are developing drugs in the fields of urology and uro-oncology, such as AADi, LLC, Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., FKD Therapies Oy, GSK, ImmunityBio, Janssen, Merck Sharp & Dohme Corp, Roche, Samyang Biopharma, Seagen Inc., Steba Biotech Ltd., SURGE Therapeutics, Viralytics Limited and Vyriad. We are aware of a company called Steba Biotech with an IND granted in December 2020 which has initiated a Phase 3 study of padeliporfin ImPACT for the treatment of adult patients with low-grade and unifocal high-grade UTUC in the first quarter of 2021. In January 2023, SURGE Therapeutics received FDA clearance on an IND to proceed with a Phase 1/2a study of its SURGERx platform with resiquimod for prevention of recurrence and/or progression after TURBT in NMIBC, previously diagnosed with high-grade disease and experience recurrence. We are also aware that other companies, such as Janssen and Lipac are conducting, or have recently conducted clinical trials for product candidates for the treatment of low-grade intermediate risk NMIBC. Outside of these indications where we are developing products, we are aware of other companies doing work in both bladder and upper tract cancers, but these are with agents or on targets in high-grade, metastatic, or muscle invasive cancers. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing products that are more effective, easier to administer or less costly than our product candidates.

In addition, we face competition from existing standards of treatment, surgical tumor resection procedures. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care. Generic mitomycin injectable drug products, while approved by FDA for gastric and pancreatic cancers, are neither approved for low-grade UTUC nor reconstituted with hydrogel in an FDA-approved product as Jelmyto is, although they may be used off-label by physicians for the treatment of low-grade UTUC, as they have been prior to the approval of Jelmyto.

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

•	the FDA’s timely acceptance of our INDs, for our product candidates and our inability to commence clinical trials in the United States without such IND acceptances;
•	the FDA’s acceptance of the design, size, conduct and implementation of our clinical trials, our trial protocols and the interpretation of data from nonclinical studies or clinical trials;
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

•	our ability to demonstrate meaningful clinical or other benefits which outweigh any safety or other perceived risks, through the completion of our clinical trials for our product candidates;
•	the FDA’s need to schedule an advisory committee meeting, and to conduct such meeting, in a timely manner to evaluate and decide on the approval of our potential future NDA for UGN-102;
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

Many of these clinical, regulatory and commercial risks are beyond our control. Further, these risks and uncertainties impact all of our clinical programs that we pursue and have been amplified by a resurgence of COVID-19 or other pandemics, epidemics or public health emergencies, as described below. Accordingly, we cannot assure you that we will be able to advance any more of our product candidates through clinical development, or to obtain additional regulatory approval of any of our product candidates. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would thus negatively impact our business, results of operations and prospects. Even if we receive approval of any of the product candidates in our pipeline or future product candidates, there is no assurance that we will be able to successfully commercialize any of them.

To date we have only generated limited clinical data for our investigational product candidates.

Positive results in nonclinical testing and early clinical trials do not ensure that later clinical trials will be successful. A number of pharmaceutical companies have suffered significant setbacks in clinical trials, including in Phase 3 clinical trials, after promising results in nonclinical testing and early clinical trials. These setbacks have included negative safety and efficacy observations in later clinical trials, including previously unreported adverse effects. To date, our clinical trials and other programs have involved small patient populations and because of the small sample size, the results of these clinical trials may be subject to substantial variability and may not be indicative of future results. We initiated the Phase 3 ATLAS trial in December 2020 and until November 2021, were enrolling patients in this trial assessing UGN-102 with or without TURBT compared to standard of care, TURBT. Following discussions with the FDA, we initiated our Phase 3 ENVISION trial, a new single-arm Phase 3 trial of UGN-102 in low-grade, intermediate-risk, NMIBC in the first quarter of 2022. The design for the Phase 3 ENVISION trial is similar to our Phase 2 OPTIMA II trial in that the patient population has similar clinical characteristics, receives the same treatment regimen and undergoes the same efficacy and safety assessments and qualitative follow-up. However, there can be no assurance that the Phase 3 ENVISION trial will have a higher probability of clinical or regulatory success notwithstanding similarities in its design to our Phase 2 OPTIMA II trial. If our clinical trials do not ultimately indicate that our product candidates are safe and effective for their intended use, the FDA may not approve any NDA that we may submit to market such product candidates, and our business would not be able to generate revenue from the sale of any such product candidates.

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

These risks and uncertainties impact all of our nonclinical programs that we pursue. If we are unsuccessful in advancing our nonclinical product candidates into clinical trials in a timely fashion, our business may be harmed. Even if we are successful in advancing our nonclinical product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this Annual Report and our other filings with the SEC. Accordingly, we cannot assure you that we will be able to develop, obtain regulatory approval for, commercialize or generate significant revenue from our product candidates.

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

Although we have received FDA approval of Jelmyto for pyelocalyceal solution, for the treatment of adult patients with low-grade UTUC, and we plan to devote a substantial portion of our resources to the continued clinical testing and potential approval of UGN-102 for the treatment of low-grade intermediate risk NMIBC. Another key element of our strategy is to discover, develop and commercialize a portfolio of products to serve additional therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and those that we have are geared towards clinical testing and seeking regulatory approval of UGN-102 and our other existing product candidates. We may also explore strategic collaborations for the development or acquisition of new products, but we may not be successful in entering into such relationships. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

Collaborations may not lead to development or commercialization of product candidates in the most efficient manner, or at all, and may otherwise experience challenges. For example, in August 2020, we announced that the Phase 2 APOLLO trial of BOTOX/RTGel for the treatment of overactive bladder, which was conducted by Allergan Pharmaceuticals Limited (“Allergan”), did not meet the primary endpoint. The data suggested that this result may have been due to BOTOX not effectively permeating the urothelium. In November 2021 our arrangement with Allergan was terminated.

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

Even though we are approved as a commercial supplier of Jelmyto, we have limited experience as a company in the commercial supply of drugs and may never be successful as a commercial supplier of drug products containing mitomycin. In addition, cost-overruns, unexpected delays, equipment failures, logistics breakdowns, labor shortages, natural disasters, power failures, production failures or product recalls, and numerous other factors could prevent us from realizing the intended benefits of our sales strategy and have a material adverse effect on our business. Further, although we commercially supply Jelmyto, further build-out is required and establishing such commercial-scale supply capabilities requires additional investment, is time-consuming and may be subject to delays, including because of shortage of labor, compliance with regulatory requirements or receipt of necessary regulatory approvals. In addition, building out our Jelmyto commercial supply capabilities may cost more than we currently anticipate, and delays or problems may adversely impact our ability to provide sufficient quantities of Jelmyto to support our commercialization of Jelmyto and planned future commercialization of UGN-102, if approved, as well as our financial condition.

While we currently have over 12 months of mitomycin API and/or Jelmyto finished product on hand to continue our commercial and clinical operations as planned, we may face such delays or costs in future years. Although we believe we have sufficient quantities of mitomycin API for planned manufacturing operations during 2022, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from a resurgence of COVID-19 or other pandemics, epidemics or public health emergencies, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto for commercial sales and our product candidates for our clinical trials and research and development operations.

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

We currently use single source suppliers relative to production of the RTGel ® products, the ureteral catheter and injector which are required to be used with Jelmyto. Both the ureteral catheter and injector are used as part of the delivery of Jelmyto. We are assessing second source suppliers regarding certain components of Jelmyto and are advancing these conversations as a means to ensure both a second source and potential future reductions in cost of revenues. However, there can be no assurance that we will be able to secure any second-source suppliers for these key components on a timely basis, on favorable terms, or at all.

We rely on third party transportation to deliver materials to our facilities and ship products to our customers. Transport operators are exposed to various risks, such as extreme weather conditions, natural disasters, work stoppages, personnel shortages, and operating hazards, as well as interstate and international transportation requirements. In addition, transport operators were affected by the impact of COVID-19 and the related shipping crisis and backlog, which led to increased shipping costs and supply chain disruptions, and a resurgence of COVID-19 or other pandemics, epidemics or public health emergencies may cause similar disruptions that may impact our operations in the future.

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

In order to market and sell our products in the European Union and other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. Regulatory approval processes outside the United States generally include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be commercialized in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing approvals and may not receive the necessary approvals to commercialize our product candidates in any particular market. For example, we have entered into an exclusive license agreement with Neopharm Ltd. ("Neopharm"), pursuant to which Neopharm is leading the process for seeking regulatory approval of Jelmyto in Israel. Neopharm initiated the regulatory approval process in June 2021 and the Israeli Ministry of Health has issued a registration certificate for the product. Additional analytical testing of proposed commercial materials is required to be completed before full clearance to market. Even if Jelmyto is fully approved for marketing in Israel, there can be no assurance that it will achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.

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

As of January 31, 2023, we had 200 employees, of whom 42 are based in Israel and 158 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

If our information technology systems or data, or those of third parties upon whom we rely, are or were compromised, this could result in adverse consequences resulting from such compromise including but not limited to regulatory investigations or actions; litigation; fines and penalties; a material disruption of our drug development program; compromise sensitive information related to our business; harm our reputation; triggering our breach notification obligations; prevent us from accessing critical information; disruptions of our business operations; loss of revenue or profits; loss of customers or sales and expose us to liability or other adverse effects to our business.

In the ordinary course of our business, we, and the third parties upon which we rely, process proprietary, confidential and sensitive information, including personal data (such as health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties (collectively, sensitive information).

We, our CROs and other contractors, consultants, third-party vendors, and other third parties on which we rely, depend on information technology, telecommunication systems and data processing for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, ransomware attack victims may prefer to make payment demands, but if we were to be a victim of such an attack, we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or disruption of our systems and networks or the systems or networks of third parties that support us. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to operate our business.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may be unable to detect and remediate all vulnerabilities in our information technology systems because such threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business.

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

Additionally, on July 9, 2021, President Biden signed an executive order encouraging the Federal Trade Commission (“FTC”) to curtail unfair use of non-compete agreements and other agreements that may unfairly limit worker mobility. While we cannot predict how the initiatives set forth in the executive order will be implemented or, as a result, the impact that the executive order will have on our operations, there is now increased uncertainty regarding the long-term enforceability of our non-compete agreements. In January 2023, the FTC proposed a rule that, if enacted, would prohibit employers from entering into non-compete clauses with workers and require employers to rescind existing non-complete clauses. Moreover, the law governing non-compete agreements and other forms of restrictive covenants varies from state to state within the U.S. and some states are reluctant to strictly enforce non-compete agreements.

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

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in New Israeli Shekels ("NIS"), which is the lawful currency of the State of Israel. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. For example, the dollar appreciated against the NIS during 2022 by a total of 11.9%. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

Our business could be adversely affected by the effects of health pandemics, epidemics or other public health emergencies.

A pandemic, epidemic or other public health emergencies, including a resurgence of COVID-19, poses the risk that we or our employees, contractors, suppliers, customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. For example, COVID-19 and mitigation measures to slow its spread had an adverse impact on global economic conditions. While it is not possible at this time to estimate the impact that any such pandemic, epidemic or other public health emergency could have on our business, if such an event were to occur, it could have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The measures that may be taken by various governments, in response to a pandemic, epidemic or other public health emergency, including a resurgence of COVID-19, could disrupt the supply chain of material needed for our product candidates and our approved product, Jelmyto, interrupt healthcare services, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our product candidates and have a material adverse effect on our business, financial condition and results of operations. In addition, we and many of our potential customers and partners worldwide have in the past and may in the future be subject to stay-at-home orders as a result of COVID-19 or future pandemics, epidemics or public health emergencies, including a resurgence of COVID-19. In addition, our ongoing commercial launch of Jelmyto and subsequent commercialization activities could be hindered by a pandemic, epidemic or other public health emergency, including a resurgence of COVID-19, although we are currently not able to predict or quantify any such potential impact with any degree of certainty. The worldwide spread of the COVID-19 virus previously resulted in and a future pandemic, epidemic or public health emergency, including a resurgence of COVID-19, may in the future result in a varying degree of interruption or slowdown of economic activity, thereby impacting demand for a broad variety of goods and services, including potentially for Jelmyto, while also disrupting sales channels and marketing activities for an unknown period of time.

The timelines and conduct of our ongoing clinical trials may be affected by future pandemics, epidemics or public health emergencies, including a resurgence of COVID-19. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward any such pandemic, epidemic or public health emergency and patients’ ability or willingness to participate in clinical trials. For those patients who are enrolled and desire to continue in the clinical trials, some patients may not be able or willing to comply with clinical trial protocols if quarantines or governmental orders impede patient movement or interrupt healthcare services. Similarly, we may face increased challenges with the ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to diseases, which could adversely impact our clinical trial operations, timelines and outcomes. While we remain in close contact with our clinical sites and suppliers to attempt to assess the impacts future pandemics, epidemics or public health emergencies, including a resurgence of COVID-19, may have on our clinical trials and projected timelines and we have reviewed and acknowledged recent FDA guidance in our protocols, and follow such guidance where possible, with an effort to ensure the ongoing safety of the patients in our clinical trials and the continued collection of high quality data, there is no guarantee that such efforts will be successful. As challenging as conducting clinical trials is during normal times, the risks, operational challenges and costs of conducting clinical trials have increased substantially following COVID-19.

Additionally, during most of the COVID-19 pandemic, our sales force had physical access to hospitals, surgery centers, clinics, healthcare providers and pharmacies curtailed, which we believe affected our sales and any future pandemics, epidemics or public health emergencies, including a resurgence of COVID-19, may in the future have a material adverse effect on our future sales. Beginning in the second quarter of 2021, our territory business managers have been able to engage in higher levels of in-person physician interaction than they were previously during the COVID-19 pandemic. However, there can be no assurance that our territory business managers will continue to have in-person access to physicians if any future pandemics, epidemics or public health emergencies, including a resurgence of COVID-19, were to occur. In addition, while we have developed digital materials and programs for our sales force to use in order to engage virtually with their target physicians when in-person engagement is not safe or feasible, digital materials and virtual engagement may not be effective at growing and maintaining prescription levels of Jelmyto. Additionally, patients who are currently using Jelmyto or who are eligible to use Jelmyto, may be unable to meet with their healthcare providers in person, which may reduce the number of new patient starts and hinder the ability of healthcare providers to complete the recommended number of Jelmyto instillations, affecting our revenues both in our currently approved indication and potentially impacting our anticipated launches in other indications, if approved.

To the extent any future pandemics, epidemics or public health emergencies, including a resurgence of COVID-19, adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this report.

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

Our commercial success depends in part upon our ability to obtain and maintain patent protection and utilize trade secret protection for our intellectual property and proprietary technologies, our products and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection and confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to hydrogel-based pharmaceutical compositions for optimal delivery of a drug in internal cavities such as the bladder, the method for treating cancer, in particular urothelial and bladder cancer using hydrogel-based compositions, the method for treating overactive bladder topically without the need for injections, including an in-dwelling ureter catheter system for optimal delivery of a drug into the renal cavity.

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, pending patent applications and trademarks covering our proprietary RTGel ® technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently hold approximately 19 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, the sequential use of UGN-201 and UGN-301, and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 42 granted patents worldwide, and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Mexico and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2041.

Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are known compounds and our patents and pending patent applications are directed inter alia to novel formulations of these known compounds with our proprietary RTGel ® technology. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our patent claims, but which may contain the same active ingredients, or by seeking to invalidate our patents. Any disclosure of or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market.

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

We filed applications for trademarks (Jelmyto ®, RTGel®, UroGen ® and Cystoject ™) that identify our branding elements, such as Jelmyto and our unique technology in the United States, Europe, Japan and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

A significant portion of our intellectual property has been developed by our employees during their employment. Our employees execute agreements that assign to us any ownership interest in a patent or patent application created in the scope of the employee’s employment. In Israel, the Israeli Patent Law, 5727-1967, or the Patent Law, provides that inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions.” Accordingly, our employees in Israel also enter into agreements that, among other things, waive the right to special remuneration for service inventions created in the scope of their employment or engagement.  The Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patent Law, has previously held, in certain cases, that employees may be entitled to remuneration for service inventions that they develop during their service for a company despite their explicit waiver of such right. Therefore, although we enter into agreements with our Israeli employees that waive their right to special remuneration for service inventions created in the scope of their employment or engagement, we may nonetheless face claims by employees demanding remuneration beyond their regular salary and benefits.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear any such challenges, other litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect until 2031, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024.

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act. Beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds are based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.

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

Under the Orphan Drug Act of 1983 (the "Orphan Drug Act"), the FDA may designate a product as an orphan drug if it is intended to treat an orphan disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

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

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, self-regulatory schemes, government regulation, policies, standards, and other obligations related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; or otherwise adversely affect our business.

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "processing") proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, "sensitive information"). Our data processing activities may subject to numerous data privacy and security obligations, such as domestic and foreign laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy, data protection, and data security.

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA” imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information and the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal data. The CCPA provides for civil penalties for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, all of which become effective in 2023, and similar laws are being considered at the federal, state, and local levels in recent years. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection, and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. Our upcoming clinical trial will include sites in the EU, which will increase our exposure to potential liability under the EU GDPR. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We anticipate that over time we may expand our business to include additional operations outside of the United States and Israel. With such expansion, we would be subject to increased governmental regulation in other countries in which we might operate, including the EU GDPR. Assisting our customers, partners, and vendors in complying with the EU GDPR or other foreign laws, or complying with such laws ourselves, may cause us to incur substantial operational costs or require us to change our business practices. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences.

Moreover, in the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.  Inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. As of December 31, 2022, $83.4 million remain available for sale under the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our ordinary shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering.

Based on our analysis of our income, assets, activities and market capitalization, we do not believe that we were a PFIC for the taxable  year ended December 31, 2022. However, because the determination of whether or not we are a PFIC is a fact-intensive determination made on an annual basis, and because the applicable law is subject to varying interpretation, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. Our U.S. tax counsel has not provided any opinion regarding our PFIC status in any taxable year.

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

Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or, in the specific context of withholding tax dividends paid. The OECD has published a package of measures for reform as a product of BEPS, which include the reallocation of global profits of large multinational companies to market jurisdictions based on customer location as well as the introduction of a global minimum tax. Many of the package’s proposed measures require amendments to the domestic tax legislation of various jurisdictions.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. For example, effective in 2022, the U.S. Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the current period and requires U.S. taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expenses.

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

If a “United States person” (as defined by the Internal Revenue Code of 1986, as amended (the “Code”)) is treated as owning (directly, indirectly or constructively) at least 10% of the total combined voting power of all classes of our stock entitled to vote or 10% or more of the total value of all classes of our stock, such United States person may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” ("CFC") in our group (if any). Each United States shareholder of a CFC may be required to annually report and include in its U.S. taxable income its pro rata share of “Subpart F income,” “global intangible low-taxed income” and investments in U.S. property by the CFC, regardless of whether the CFC makes any distributions. In addition, a United States shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual who is a United States shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a United States shareholder that is a U.S. corporation. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if United States shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. Because our group includes at least one U.S. subsidiary (UroGen Pharma, Inc.), if we were to form or acquire any non-U.S. subsidiaries in the future, attribution rules could cause them to be treated as CFCs with respect to any United States person owning (directly, indirectly or constructively) at least 10% of the value or voting power of our ordinary shares.

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

.

Our ability to use our U.S. net operating loss carryforwards and certain other tax attributes to offset future taxable income and taxes may be limited.

Under U.S. federal income tax law, federal net operating losses ("NOLs") incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred for UroGen Pharma, Inc. If we undergo or have undergone an ownership change, our ability to utilize NOLs and other tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our share ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could negatively impact our future cash flows. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Additionally, the newly elected Israeli government has announced plans to significantly reduce the Israeli Supreme Court's judicial oversight, including reducing its ability to strike down legislation that it deems unreasonable, and plans to increase political influence over the selection of judges. These plans have prompted protests of Israeli citizens and criticism of leading Israeli business leaders as well as some foreign leaders. If such government plans are eventually enacted, they may cause operational challenges for us. In addition, if foreign policy is negatively impacted with regard to Israel, this could impact our business with suppliers and customers which could in turn adversely impact our reputation, results of operations or financial condition.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of January 31, 2023, we had 42 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of January 31, 2023, we had 200 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past, including due to recent bank failures. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, further bank failures and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, bank failures or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Our business could be negatively impacted by environmental, social and corporate governance matters or our reporting of such matters.

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning environmental, social and corporate governance (“ESG") matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would significantly increase our costs. In addition, we currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Effective November 2019, we leased approximately 20,913 square feet of space in Princeton, NJ, which serves as our principal executive offices and is used for commercial and marketing as well as general and administrative purposes. We lease an approximately 11,495 square foot facility in Israel, which is used primarily as research and development laboratories as well as for administrative purposes. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional or alternative spaces will be available in the future on commercially reasonable terms.

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

Recent Sales of Unregistered Securities

None.

Holders

As of March 20, 2023, there were 17 registered holders of record of our ordinary shares.

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

We estimate that the annual treatable patient population of low-grade UTUC in the United States is approximately 6,000 to 7,000 and the annual treatable population of low-grade intermediate risk NMIBC is approximately 80,000.

RTGel ® is a novel proprietary polymeric biocompatible, reverse thermal gelation hydrogel technology, which, unlike the general characteristics of most forms of matter, is liquid at lower temperatures and converts into gel form when warmed to body temperature. We believe that these characteristics promote ease of delivery into and retention of drugs in body cavities, including the bladder and the upper urinary tract, forming a transient reservoir of drug that dissolves over time while preventing rapid excretion, providing for increased dwell time. RTGel leverages the physiologic flow of urine to provide a natural exit from the body.

We believe that RTGel ®, when formulated with an active drug, may allow for the improved efficacy of treatment of various types of urothelial and specialty cancers and urologic diseases without compromising the safety of the patient or interfering with the natural flow of fluids in the urinary tract. RTGel ® achieves this by:

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

Jelmyto ®

On April 15, 2020, the FDA approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto exists through April 15, 2023 and Orphan Drug exclusivity applies through April 15, 2027 as well as a composition of matter patents set to expire in early 2031. The main patents that protect Jelmyto ® in the United States are set to expire in January 2031. These patents were listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, ureters and kidneys. In the United States, there are approximately 6,000 - 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. Prior to Jelmyto, the current standard of care included endoscopic resection(s) and radical nephroureterectomy, which involves the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery. We are focused on changing the way urothelial cancers are treated, an area in which there has been no significant advancements in recent years. Jelmyto ® is the first drug therapy of its kind, providing an alternative to endoscopic resection(s) and/or radical nephroureterectomy.

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
•

The most commonly reported adverse events (≥ 20%) were ureteric obstruction, flank pain, urinary tract infection, hematuria, abdominal pain, fatigue, renal dysfunction, nausea, dysuria and vomiting. Most adverse events were mild to moderate and manageable. No treatment-related deaths occurred.

In December 2022, we presented new data from the OLYMPUS trial designed to obtain long‐term follow‐up data on Jelmyto. Based on data available for 16 of the 23 patients who had remained in CR at the end of the OLYMPUS study, the median duration of response was 28.9 months. Thirteen patients remained in CR, two patients had recurrence of low grade‐UTUC on the same side as treated in OLYMPUS, and one patient underwent RNU due to ureteral stricture without evidence of UTUC at the time of surgery. No patient had progressed to high‐grade disease.

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business managers are led by seven regional business directors, who are in turn supported by three regional operations managers. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 representatives.

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

In October 2021, we reported final data from the Phase 2b OPTIMA II trial. The single-arm, open label trial completed enrollment of 63 patients at clinical sites across the United States and Israel in September 2019. Patients were treated with six weekly instillations of UGN-102 and underwent assessment of CR (the primary endpoint) four to six weeks following the last instillation; 65%, or 41 out of 63 patients, treated with UGN-102 achieved a complete response three months after the start of therapy. In this subset of patients, 39 (95%), 30 (73%), and 25 (61%) remained disease-free at six, nine, and 12 months after treatment initiation, respectively. The probability of durable response nine months after CR (12 months after treatment initiation) was estimated to be 72.5% by Kaplan-Meier analysis. Thirteen patients had documented recurrences. Fifty-seven of 63 (90%) patients completed all six instillations of UGN-102 according to the study protocol. Median duration of response was not reached. The most common adverse events, greater than 10%, were most often reported as mild to moderate in severity and include dysuria, hematuria, urinary frequency, fatigue, urgency and urinary tract infection. The final data was published online in The Journal of Urology in October 2021 and was included in the January 2022 print edition.

In December 2022 we presented new data from the OPTIMA II study designed to obtain long-term follow-up data on UGN-102 that shows median duration of response of 24.4 months based on available data for 15 out of 25 patients. Seven patients remained in CR, six patients had recurrence of low-grade disease, one patient had progression to high-grade disease and one patient withdrew consent but remained in CR at the last evaluation prior to discontinuation. All patients were alive at the last contact, and five patients were known to have had post-study treatment with transurethral resection of the bladder tumors or fulguration.

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

We initiated the Phase 3 ATLAS trial in December 2020 and until November 2021, were enrolling patients in this trial comparing UGN-102 with or without TURBT to standard of care, TURBT. In parallel, we continued to engage in discussions with the FDA and based on this dialogue, we designed a trial in order to demonstrate the efficacy and safety of UGN-102. This Phase 3 ENVISION trial is a single-arm, multinational, multicenter study evaluating the efficacy and safety of UGN-102 as primary chemoablative therapy in patients with low-grade intermediate risk NMIBC. The design of the Phase 3 ENVISION trial is similar to our Phase 2 OPTIMA II trial in that the patient population has similar clinical characteristics, receives the same investigational treatment regimen and undergoes similar efficacy and safety assessments and qualitative follow-up. Study participants receive six once-weekly intravesical instillations of UGN-102. The primary endpoint will evaluate the complete response rate at three months after the first instillation, and the key secondary endpoint will evaluate durability of response in patients who achieve complete response at the three-month assessment.

In February 2022, we announced the initiation of the Phase 3 ENVISION trial, targeting enrollment of 220 patients across 90 sites. In December 2022, we completed our target enrollment of the Phase 3 ENVISION trial. Assuming positive findings, we anticipate submitting an NDA for UGN-102 in 2024. As a result of the FDA's acceptance of a single arm approach, we stopped enrollment of the Phase 3 ATLAS study. However, at the time enrollment was stopped, any patients who had signed an informed consent were able to complete screening, and if eligible were randomized into the trial. Clinical results from these patients are expected to generate additional safety and efficacy data and other insights in our evaluation of UGN-102 as a primary therapy in the treatment of low-grade intermediate risk NMIBC.

We also initiated a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. As per the study design, patients in this study received six once-weekly intravesical instillations of UGN-102 with the initial treatment visit occurring at the investigative site and instillation performed by a qualified physician. Treatment visits two to six took place at the patient's home and instillation was performed by a properly trained and qualified home health professional. The primary endpoints of the study include safety and tolerability, discontinuations from at home study treatment and feedback from patients, home health professionals and investigators via standardized questionnaires. The study completed enrollment with a total of eight patients across four centers and all study visits for these enrolled patients have been completed. Preliminary results were reported through a press release in February 2023, finding that UGN-102 was suitable to administer at home by a visiting nurse under the supervision of a treating physician and resulted in 75% of patients achieving a complete response, defined as no detectable disease three months after starting treatment. Patients, nurses and investigators also completed home instillation feasibility questionnaires. These standardized feasibility questionnaires highlighted that all eight patients preferred at-home to in-office treatment, and five of six patients recommended UGN-102 home instillation instead of TURBT. Home instillation was reported as feasible for visiting nurses, and three of four investigators considered at-home treatment “not different” than in-office treatment. We believe establishing the precedent for a convenient at home solution may facilitate access to care and address quality of life issues that certain patients may face with the current standard of care.

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 monoclonal antibody, which we intend to study as a standalone agent and as a combination therapy with multiple potential agents. Non-human primate toxicity studies supported the initiation of a multi-arm Phase 1 study of UGN-301 in combination with other agents. We believe that this approach leverages our unique drug delivery technology and provides an opportunity to evaluate intravesical delivery of UGN-301 in combination with other immuno-modulators, chemotherapies, gene therapy and innate immune stimulators.

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

In March 2022, we announced FDA clearance of our Investigational New Drug application ("IND") to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilizes a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and is actively enrolling.

Our Research and Development and License Agreements

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus Inc. ("Agenus"), pursuant to which Agenus granted us an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is a formulation of zalifrelimab administered using RTGel technology that is in Phase 1 clinical development for high-grade NMIBC.

MD Anderson Agreement

In January 2021, we announced that we had entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Pursuant to the agreement, as of December 31, 2022, we have made bi-annual payments totaling $2.0 million to MD Anderson to fund the collaboration, recognized evenly over the associated period through research and development expenses. In July 2022, we determined that we had achieved the objectives that we established when the agreement was initiated, and notified MD Anderson that we were exercising our right to conclude the collaboration in 2022 as we did not foresee initiating further development activities as part of the collaboration, although we will continue to collaborate on existing joint projects. As a result of this notification, we are not responsible for any further fixed bi-annual funding payments, although we will be responsible for costs related to existing joint projects that exceed the payments already made to MD Anderson.

For additional information regarding our research and development and license agreements, see Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report.

Components of Operating Results

Revenue

During the year ended December 31, 2022 and December 31, 2021, we recognized $ 64.4 million and $48.0 million of revenue, respectively, from sales of our product, Jelmyto.

Cost of Revenue

Cost of revenue consists primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto, including inventory write-downs. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense.

Research and Development Expenses

Research and development expenses, net consists primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;

•	expense incurred under agreements with third parties, including clinical research organizations ("CROs"), subcontractors, suppliers and consultants, nonclinical studies and clinical trials;

•	expense incurred to acquire, develop and manufacture nonclinical study and clinical trial materials;

•	expense incurred to purchase active pharmaceutical ingredient (“API”) in support of R&D activities and other related manufacturing costs; and

•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs.

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

Other than Jelmyto, which was approved by the FDA in April 2020, we have not received approval of any of our product candidates. UGN-102 and UGN-301 are still in clinical development. As such, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

License fees and development milestone payments related to in-licensed products and technology are expensed as incurred, or achieved, in the case of milestones, if it is determined at that point that they have no established alternative future use.

Selling and Marketing Expenses

To date, selling and marketing expenses consists primarily of commercial personnel costs (including share-based compensation) along with pre-commercialization and commercialization activities related to Jelmyto, formerly known as UGN-101.

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

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation is comprised of financing expense related to the RTW Transaction (see Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report).

Interest Expense

Interest expense is comprised of interest related to our long-term debt with Pharmakon (see Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report).

Interest and Other Income, Net

Interest and other income, net, consisted primarily of interest income, net losses on foreign exchange and bank commissions.

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $419.1 million as of December 31, 2022. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. See Note 17 to our consolidated financial statements appearing elsewhere in this Annual Report for further information.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Revenue	$64,357	$48,042	$16,315
Cost of revenue	7,654	5,157	2,497
Gross profit	56,703	42,885	13,818
Operating expenses:
Research and development	52,906	47,642	5,264
Selling and marketing	51,920	47,592	4,328
General and administrative	30,918	39,943	(9,025)
Total operating expenses	135,744	135,177	567
Operating loss	(79,041)	(92,292)	13,251
Financing on prepaid forward obligation	(21,559)	(17,291)	(4,268)
Interest expense on long-term debt	(8,438)	—	(8,438)
Interest and other income, net	1,010	212	798
Loss before income taxes	(108,028)	(109,371)	1,343
Income tax expense	(1,755)	(1,449)	(306)
Net loss	$(109,783)	$(110,820)	$1,037

Revenue

Revenues were $64.4 million and $48.0 million for the years ended December 31, 2022 and 2021, respectively. The increase of $16.4 million reflects the increased volume of sales of our product Jelmyto.

Cost of Revenue

Cost of revenue was $7.7 million and $5.2 million for the years ended December 31, 2022 and 2021, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense. Gross margin would have been approximately 87.5% versus 88.1% for the year ended December 31, 2022, if we had not sold Jelmyto units that were expensed prior to regulatory approval.

Research and Development Expenses

Research and development expenses were $52.9 million and $47.6 million for the years ended December 31, 2022 and 2021, respectively. The increase in research and development expenses of $5.3 million is primarily attributable to higher research and development expenses in 2022 related to the Phase 3 ENVISION study for UGN-102, research into ingredient scale-up and production efficiency for Jelmyto, partially offset by lower stock-based compensation expenses in 2022.

Selling and Marketing Expenses

Selling and marketing expenses were $51.9 million and $47.6 million for the years ended December 31, 2022 and 2021, respectively. The increase in selling and marketing expenses of $4.3 million is primarily attributable to brand marketing related expenses as well as expenses related to our participation in the American Urological Association's annual meeting, as well as our annual sales meeting, which did not occur in 2021, partially offset by lower stock-based compensation expenses in 2022.

General and Administrative Expenses

General and administrative expenses were $30.9 million and $39.9 million for the years ended December 31, 2022 and 2021, respectively. The decrease in general and administrative expenses of $9.0 million resulted primarily from a decrease in compensation related costs in 2022.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $21.6 million and $17.3 for the years ended December 31, 2022 and 2021, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The increase in financing on prepaid forward obligation of $4.3 million was driven primarily from a full twelve months of financing cost in 2022 for the RTW transaction, which was entered into in March 2021, partially offset by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $8.4 million and zero for the years ended December 31, 2022 and 2021, respectively, related to the Pharmakon loan which closed in March 2022.

Interest and Other Income, Net

Interest and other income, net was income of $1.0 million and income of $0.2 million for the years ended December 31, 2022 and 2021, respectively. The increase of $0.8 million was primarily due to changes in the overall interest rate environment.

Liquidity and Capital Resources

As of December 31, 2022, we had 100.0 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through December 31, 2022, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon.

In December 2019, we entered into a sales agreement (the “ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million as of December 31, 2022. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

On March 7, 2022, we entered into a loan agreement ("Loan Agreement") with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022. The Pharmakon loan will mature five years from initial funding and can be prepaid in whole at our discretion, at any time, subject to prepayment premiums and make-whole amounts. The Pharmakon loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month LIBOR (with a 1.25% floor) plus 8.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York.

We have incurred losses since our inception and negative cash flows from our operations, and as of December 31, 2022 we had an accumulated deficit of $577.1 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to raise additional capital to fund our operations, produce cash inflows from Jelmyto product sales and develop UGN-102.  We believe that absent sufficient proceeds received from equity, financing, or business development transactions, we will not have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our consolidated financial statements included elsewhere in this Annual Report. We estimate that our existing resources and projected revenues will only be sufficient to fund our planned operations until mid-way through the first quarter of 2024.  Accordingly, we will, within the next twelve months, require significant additional financing to continue our operations.  In addition, there can be no assurances that we will be able to secure such additional financing if at all, on terms that are satisfactory to us, and in amounts sufficient to meet our needs. These factors raise substantial doubt about our ability to continue as a going concern.  Failure to successfully receive additional financing will require us to delay, limit or reduce product development and commercialization efforts.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(87,559)	$(84,892)
Investing activities	1,060	4,069
Financing activities	97,134	72,319
Net change in cash and cash equivalents	$10,635	$(8,504)

Operating Activities

Net cash used in operating activities was $87.6 million during the year ended December 31, 2022, compared to $84.9 million used in operating activities during the year ended December 31, 2021. The $2.7 million increase was attributable primarily to financing costs related to the prepaid forward obligation and Pharmakon loan, as well as timing of certain accruals, partially offset by the increase in net sales of our product Jelmyto during 2022.

Investing Activities

Net cash provided by investing activities was $1.1 million during the year ended December 31, 2022, compared to net cash provided by investing activities of $4.1 million during the year ended December 31, 2021. The decrease of $3.0 million is attributable primarily to proportionately less maturities to purchases of marketable securities during 2022 as compared to 2021.

Financing Activities

Net cash provided by financing activities was $97.1 million during the year ended December 31, 2022, compared to net cash provided by financing activities of $72.3 million during the year ended December 31, 2021. The increase of $24.8 is primarily due to the receipt of net proceeds from the Pharmakon loan in 2022, as compared to net proceeds received from the RTW Transaction in 2021.

Funding and Cash Requirements

Our present and future funding and cash requirements will depend on many factors, including, among other things:

•	the progress, timing and completion of clinical trials for UGN-102 and UGN-301;

•	nonclinical studies and clinical trials for any of our other product candidates;

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

•

revenues we may derive either directly or in the form of royalty payments from future sales of Jelmyto, UGN-102, UGN-301, RTGel reverse thermal hydrogel technology and any other product candidates; and

•	the repayment of outstanding debt.

Accordingly, we will need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of any additional securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants that further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the terms of the Forward Contract with RTW and the Loan Agreement limit our ability to take certain actions, including incurring additional indebtedness.

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

The total obligation for future minimum lease payments under our operating leases is $2.9 million as of December 31, 2022. See Note 11 to our consolidated financial statements appearing elsewhere in this Annual Report for further information.

In March 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower ("Borrower"), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ("Guarantors" and, collectively with UroGen Pharma Ltd. and Borrower, "Credit Parties"), entered into the Loan Agreement with funds managed by Pharmakon Advisors, L.P., including BPCR Limited Partnership (as a "Lender"), BioPharma Credit Investments V (Master) LP (as a "Lender"), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make the Term Loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches: (i) the Tranche A Loan of $75.0 million was advanced in March 2022 and (ii) the Tranche B Loan of $25.0 million was advanced in December 2022. The Term Loans will mature on the fifth-year anniversary of the Tranche A Closing Date (the “Maturity Date”). The Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the Loan Agreement. Interest is payable quarterly in arrears. Repayment of outstanding principal of the Term Loans will be made in four equal quarterly payments of principal commencing after the 17th-quarter anniversary of the Tranche A Closing Date. The obligations of the Borrower under the Loan Agreement are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other Guarantor and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

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

Revenue

Product sales from Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through our arrangement with a single customer, a third-party national specialty distributor. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and our co-pay assistance program, which are estimated based on our historical experience.

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

Prepaid Forward Obligation

Under the RTW Transaction, we received funds to support the continued launch of Jelmyto and the development of UGN-102 in return for tiered, future cash payments based on net sales of Jelmyto and UGN-102, if approved by the FDA. The net proceeds received under the RTW Transaction were recognized as a long-term liability. The subsequent measurement for the liability follows the accounting principles defined in ASC Topic 835-30, “Imputation of Interest”. Each period we make a payment to RTW, an expense is recognized related to financing on the prepaid forward obligation based on an imputed rate derived from the expected future payments. Management reassesses the effective rate each period based on the current carrying value of the obligation and the revised estimated future payments. Changes in future payments from previous estimates are included in future financing expense.

Income Taxes

We provide for income taxes based on pretax income, if any, and applicable tax rates available in the various jurisdictions in which we operate, including Israel and the U.S. Deferred taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is recognized to the extent that it is more likely than not that the deferred taxes will not be realized in the foreseeable future.

We follow a two-step approach in recognizing and measuring uncertain tax positions. After concluding that a particular filing position can be recognized (i.e., has a more-likely-than-not chance of being sustained), ASC 740-10-30-7 requires that the amount of benefit recognized be measured using a methodology based on the concept of cumulative probability. Under this methodology, the amount of benefit recorded represents the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority that has full knowledge of all relevant information.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of December 31, 2022, we had approximately $100.0 million in cash, cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on December 31, 2022, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022 or 2021.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS. As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2022 by a total of 11.9%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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

UroGen Pharma Ltd.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UroGen Pharma Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UroGen Pharma Ltd. and its subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of shareholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses and experienced negative operating cash flows since its inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition - Gross Revenue from Product Sales

As described in Notes 1, 3 and 12 to the consolidated financial statements, product sales from the Company’s commercial product, Jelmyto, are recognized as revenue at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangement with a single customer, a third-party national specialty distributor. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and the Company’s copay assistance program. The Company’s consolidated net revenue was $64.4 million for the year ended December 31, 2022, of which gross revenue from product sales represented a majority.

The principal consideration for our determination that performing procedures relating to revenue recognition for gross revenue from product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the Company’s reconciliation of gross revenue recognized from product sales to third-party information, (ii) evaluating reconciling items, as applicable, (iii) confirming sales terms with the Company’s single customer, (iv) confirming accounts receivable from product sales of Jelmyto with the Company’s single customer, and (v) evaluating a sample of gross revenue transactions by obtaining and inspecting source documents, including the customer contract, purchase orders, invoices, proof of delivery, cash remittances, and bank statements, as applicable.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 24, 2023

We have served as the Company’s auditor since 2020.

UROGEN PHARMA LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$55,408	$44,360
Marketable securities	44,556	44,779
Restricted cash	813	1,226
Accounts receivable	12,704	11,717
Inventories	4,325	4,832
Prepaid expenses and other current assets	11,101	7,476
Total current assets	128,907	114,390
Non-current assets:
Property and equipment, net	1,297	1,967
Restricted deposit	223	223
Right of use assets	2,452	1,180
Marketable securities	—	675
Other non-current assets	2,740	1,311
Total Assets	$135,619	$119,746
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$12,383	$12,102
Employee related accrued expenses	8,257	6,948
Other current liabilities	3,276	3,330
Total current liabilities:	23,916	22,380
Non-current liabilities:
Prepaid forward obligation	98,923	85,713
Long-term debt	97,537	—
Long-term lease liabilities	1,586	398
Uncertain tax positions liability	3,018	2,842
Total Liabilities	224,980	111,333
Commitments and Contingencies (Note 19)
Shareholders' Equity (Deficit):
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at December 31, 2022 and 2021; 23,129,953 and 22,462,995 shares issued and outstanding as of December 31, 2022 and 2021, respectively	63	61
Additional paid-in capital	487,787	475,698
Accumulated deficit	(577,104)	(467,321)
Accumulated other comprehensive loss	(107)	(25)
Total Shareholders' (Deficit) Equity	(89,361)	8,413
Total Liabilities and Shareholders' (Deficit) Equity	$135,619	$119,746

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$64,357	$48,042
Cost of revenue	7,654	5,157
Gross profit	56,703	42,885
Operating expenses:
Research and development expenses	52,906	47,642
Selling, general and administrative expenses	82,838	87,535
Operating loss	(79,041)	(92,292)
Financing on prepaid forward obligation	(21,559)	(17,291)
Interest expense on long-term debt	(8,438)	—
Interest and other income, net	1,010	212
Loss before income taxes	(108,028)	(109,371)
Income tax expense	(1,755)	(1,449)
Net Loss	$(109,783)	$(110,820)

Statements of Comprehensive Loss
Net loss	$(109,783)	$(110,820)
Other comprehensive (loss)
Unrealized (loss) on investments	(82)	(296)
Comprehensive Loss	$(109,865)	$(111,116)
Net loss per ordinary share - basic and diluted	$(4.81)	$(4.96)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	22,806,812	22,347,481

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total
	Number of Shares	Amount	Amounts
Balance as of January 1, 2021	22,167,791	$60	$452,525	$(356,501)	$271	$96,355
Changes During 2021
Exercise of options into ordinary shares	295,204	1	60			61
Share-based compensation			23,113			23,113
Other comprehensive loss					(296)	(296)
Net loss				(110,820)		(110,820)
Balance as of January 1, 2022	22,462,995	$61	$475,698	$(467,321)	$(25)	$8,413
Changes during 2022
Exercise of options into ordinary shares	666,958	2	1,509			1,511
Share-based compensation			10,580			10,580
Other comprehensive loss					(82)	(82)
Net loss				(109,783)		(109,783)
Balance as of December 31, 2022	23,129,953	$63	$487,787	$(577,104)	$(107)	$(89,361)

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(109,783)	$(110,820)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	924	831
Inventory Obsolescence	870	—
Accrued financing on prepaid forward obligation	14,007	14,848
Amortization (accretion) on marketable securities	(498)	476
Share-based compensation	10,580	23,113
Amortization of discount on long-term debt	1,754	—
Amortization of right of use assets	893	942
Changes in operating assets and liabilities:
Inventory	(362)	(2,868)
Accounts receivable	(987)	(4,671)
Prepaid expenses and other current assets	(3,626)	(4,111)
Other non-current assets	(1,269)	(1,020)
Accounts payable and accrued expenses	281	1,998
Employee related accrued expenses	1,309	(2,606)
Other current liabilities	(703)	47
Lease liabilities	(1,125)	(1,176)
Uncertain tax positions	176	125
Net cash used in operating activities	(87,559)	(84,892)
Cash Flows From Investing Activities
Purchases of marketable securities	(63,009)	(51,898)
Sales of marketable securities	—	2,463
Maturities of marketable securities	64,323	54,256
Purchases of property and equipment	(254)	(752)
Net cash provided by investing activities	1,060	4,069
Cash Flows From Financing Activities
Proceeds from prepaid forward arrangement	—	72,402
Proceeds from exercise of options into ordinary shares	1,511	61
Proceeds from issuance of long-term debt	95,783	—
Issuance cost related to at-the-market issuances	(160)	(144)
Net cash provided by financing activities	97,134	72,319
Increase (Decrease) in Cash and Cash Equivalents	10,635	(8,504)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	45,586	54,090
Cash, Cash Equivalents and Restricted Cash at End of Year	$56,221	$45,586
Supplemental Disclosures of Non-Cash Activities
Non-cash issuance cost	$—	$81
Right of use assets obtained in exchange for new operating lease liabilities	$2,165	$(36)

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.
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

Note 2 – Basis of Presentation

The Company has experienced net losses since its inception and has an accumulated deficit of $577.1 million and $467.3 million as of December 31, 2022 and 2021, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of UPL and its wholly owned subsidiary UPI. All material intercompany balances and transactions have been eliminated during consolidation.

In accordance with the accounting guidance related to the presentation of financial statements, management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is expected to be impacted by its ability to raise additional capital to fund its operations, produce cash inflows from Jelmyto product sales and develop UGN-102.

The Company believes that absent sufficient proceeds received from equity, financing, or business development transactions, the Company will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. Accordingly, the Company will, over the next twelve months, require significant additional financing to continue its operations. In addition, there can be no assurances that the Company will be able to secure such additional financing if at all, on terms that are satisfactory to the Company, and in amounts sufficient to meet its needs. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Failure to successfully receive additional financing will require the Company to delay, limit or reduce product development and commercialization efforts.

Note 3 – Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of UPL and its subsidiary, UPI. Intercompany balances and transactions have been eliminated during consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. As applicable to the consolidated financial statements, the critical accounting estimates relate to the fair value of share-based compensation, measurement of revenue, estimate of uncertain tax positions, and measurement of liabilities accounted for under the interest method.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Functional Currency

The U.S. dollar (“Dollar”) is the currency of the primary economic environment in which the operations of the Company are conducted. Therefore, the functional currency of the Company is the Dollar.

Accordingly, transactions in currencies other than the Dollar are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the Dollar are measured using the official exchange rate at the balance sheet date. The effects of foreign currency re-measurements are recorded in the consolidated statements of operations as “Interest and other income, net.”

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

UROGEN PHARMA LTD.
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

Long-Term Debt

The Company is party to a loan agreement with funds managed by Pharmakon Advisors, L.P. (“Pharmakon”). The Company recognizes interest expense in current earnings, and accrued interest within other current liabilities on the consolidated balance sheets. The Company recognizes capitalized financing expenses as a direct offset to the long-term debt on the Company's consolidated balance sheets and amortizes them over the term of the debt using the effective interest method. See Note 10 for further discussion related to long-term debt.

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

UROGEN PHARMA LTD.
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

Revenue

Product sales from Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangement with a single customer, a third-party national specialty distributor. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and the Company’s copay assistance program, which are estimated based on the Company’s historical experience.

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

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted loss per common share for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Basic and diluted:
Loss attributable to equity holders of the Company	$109,783	$110,820
Weighted-average number of ordinary shares	22,806,812	22,347,481
Loss per ordinary share	$4.81	$4.96

Recently Adopted Issued Pronouncements

The Company has reviewed the Accounting Standards Updates recently issued by the Financial Accounting Standards Board, and determined that they are not applicable to the Company.

NOTE 4 - oTHER fINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable	$5,527	$5,786
Accrued sales reserves	618	497
Accrued clinical expenses	2,853	1,377
Accrued research and development expenses	1,285	1,748
Accrued selling, general and administrative expenses	1,609	1,965
Accrued other expenses	491	729
Total accounts payable and accrued expenses	$12,383	$12,102

Interest and Other Income, Net

Interest and other income, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Interest income	$938	$365
Other income (expense), net	72	(153)
Total interest and other income, net	$1,010	$212

NOTE 5 - INVENTORIES

Inventories consist of the following as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Raw materials (1)	$4,676	$3,894
Finished goods	2,019	1,958
Total inventories	$6,695	$5,852

(1) $2.4 million and $1.0 million of raw materials are included within other non-current assets on the consolidated balance sheets at December 31, 2022 and December 31, 2021, respectively. Changes in non-current assets are reflected on the consolidated statements of cash flows within the caption of other non-current assets.

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

UROGEN PHARMA LTD.
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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2022	(Level 1)	(Level 2)
Marketable securities
US government	$28,693	$28,693	$—
Corporate bonds	2,387	—	2,387
Commercial paper	9,392	—	9,392
Certificates of deposit	4,084	—	4,084
Total marketable securities	$44,556	$28,693	$15,863

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2021	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$21,402	$21,402	$—
Marketable securities
US government	$19,307	$19,307	$—
Corporate bonds	8,652	—	8,652
Commercial paper	14,492	—	14,492
Certificates of deposit	3,003	—	3,003
Total marketable securities	$45,454	$19,307	$26,147
Total assets at fair value	$66,856	$40,709	$26,147

The Company’s investments in US government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of December 31, 2022 and 2021. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

NOTE 7 - Investments

The following table summarizes the Company’s investments as of December 31, 2022 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities
US government	$28,742	$—	$(49)	$28,693
Corporate bonds	2,392	—	(5)	2,387
Commercial paper	9,417	—	(25)	9,392
Certificates of deposit	4,112	—	(28)	4,084
Total marketable securities	$44,663	$—	$(107)	$44,556

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s investments as of December 31, 2021 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$21,402	$—	$—	$21,402
Marketable securities
US government	$19,325	$—	$(18)	$19,307
Corporate bonds	8,657	—	(5)	8,652
Commercial paper	14,494	—	(2)	14,492
Certificates of deposit	3,004	—	(1)	3,003
Total marketable securities	$45,480	$—	$(26)	$45,454
Total assets at fair value	$66,882	$—	$(26)	$66,856

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of December 31, 2022, the amortized cost of investments included an immaterial amount of accrued interest. As of December 31, 2022, marketable securities were in a net unrealized loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of December 31, 2022, the aggregate fair value of investments held by the Company in an unrealized loss position was $42.2 million which consisted of 20 securities. The unrealized loss was primarily driven by rising interest rates. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  December 31, 2022, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no allowance for credit losses were recognized in the period.

The Company’s investments as of December 31, 2022 mature at various dates through August 2023. The fair values of investments by contractual maturity consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Maturities within one year	$44,556	$66,181
Maturities after one year through three years	—	675
Total investments	$44,556	$66,856

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$452	$360
Computer equipment and software	2,168	2,064
Furniture	602	597
Leasehold improvements	617	617
Manufacturing equipment	608	555
	4,447	4,193
Less: accumulated depreciation and amortization	(3,150)	(2,226)
Property and equipment, net	$1,297	$1,967

Depreciation and amortization expense was $0.9 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

NOTE 9 – Prepaid Forward Obligation

In  March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and  may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the year ended December 31, 2022 for annual net sales up to $200 million was 13.0%.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability (in thousands):

Prepaid forward obligation at closing of RTW Transaction	$75,000
Capitalized closing costs	(2,599)
Financing on prepaid forward obligation	17,291
Amounts paid and payable (1)	(3,979)
Carrying value of prepaid forward obligation as of December 31, 2021	85,713
Financing on prepaid forward obligation	21,559
Amounts paid and payable (1)	(8,348)
Carrying value of prepaid forward obligation as of December 31, 2022	$98,923

(1) $2.3 million and $1.5 million of the Amounts paid and payable are included as current portion of the prepaid forward obligation within other current liabilities on the consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Long-Term Debt

On  March 7, 2022, the Company entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million was funded in  March 2022. The second tranche of $25 million was funded in December 2022. The facility will mature five years from initial funding and can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums and make-whole amounts. The loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month London Inter-Bank Offered Rate (“LIBOR”) (with a 1.25% floor) plus 8.25%. In the event of the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York. The Company is not required to maintain any financial covenants.

The Company incurred financing expenses of $4.2 million which are recognized as a direct offset to the long-term debt on the Company's consolidated balance sheets. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the consolidated statements of operations as “Interest expense".

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Long-term debt at closing of Pharmakon loan	$100,000
Capitalized costs and discounts	(4,217)
Interest expense	8,438
Amounts paid	(6,685)
Carrying value of Pharmakon loan as of December 31, 2022	$97,537

NOTE 11 - Leases

Operating Leases

The Company had the following office and laboratory facility leases as of December 31, 2022:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025.  The Company's remaining contractual obligation under this lease is approximately $0.7 million as of December 31, 2022.

•

In September 2017, UPI entered into a new lease agreement for its office space in New York, which the Company previously used as its headquarters. The lease agreement commenced in October 2017 and terminated in February 2021.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.4 million as of December 31, 2022. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.3 million as of December 31, 2022. The Company accounts for the sublease as on operating lease in accordance with ASC 842.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $1.8 million as of December 31, 2022.

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

The components of lease cost for the year ended December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$975	$1,045
Sublease income	(224)	(224)
Variable lease cost	65	66
	$816	$887

The amounts recognized as of December 31, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Right-of-use assets	$2,452	$1,180
Long-term lease liabilities	1,586	398
Other current liabilities	941	1,089

As of December 31, 2022, no impairment losses have been recognized.

Supplemental information related to leases for the periods reported is as follows (in thousands, except for lease term and discount rate amounts):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,195	1,300
Right-of-use assets obtained in exchange for new operating lease liabilities	2,165	—
Weighted-average remaining lease term of operating leases (in years)	2.73	1.46
Weighted-average discount rate of operating leases	10.25%	5.62%

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2023	$1,146
2024	904
2025	788
2026	49
Total future minimum lease payments	$2,887
Less: Interest	(360)
Present value of lease liabilities	$2,527

As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2022	$1,141
2023	357
2024	58
Total future minimum lease payments	$1,556

Subleases

As of December 31, 2022, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis were as follows (in thousands):

Operating Leases
Years ending December 31,
2023	$251
2024	49
Total future minimum sublease payments	$300

As of December 31, 2021, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis was as follows (in thousands):

Operating Leases
Years ending December 31,
2022	$243
2023	251
2024	49
Total future minimum sublease payments	$543

Sublease income is recognized net within operating expenses. Sublease income for the year ended December 31, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Sublease income from fixed lease payments	$224	$224

NOTE 12 - REVENUE FROM PRODUCT SALES

Net product sales consist of the following for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	Year Ended December 31, 2022	Year Ended December 31, 2021
Jelmyto	$64,357	$48,042

Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, and the Company’s copay assistance program, which are estimated based on the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivable while other remaining reserves are recognized within other current liabilities on the consolidated balance sheets. The following table shows the activity with respect to sales reserves for the year ended December 31, 2022 and 2021, in thousands:

	Reserves related to government sponsored programs	Other reserves	Total accrued sales reserves
Balance as of January 1, 2021	$323	$519	$842
Changes during 2021
Accruals	3,824	4,415	8,239
Utilizations	(3,774)	(3,993)	(7,767)
Balance as of December 31, 2021	$373	$941	$1,314
Changes during 2022
Accruals	6,967	6,463	13,430
Utilizations	(6,750)	(6,557)	(13,307)
Balance as of December 31, 2022	$590	$847	$1,437

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - LICENSE AND COLLABORATION AGREEMENTS

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

MD Anderson Agreement

In  January 2021, the Company announced that it entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Pursuant to the agreement, as of December 31, 2022 the Company has made bi-annual payments totaling $2.0 million to MD Anderson to fund the collaboration, recognized evenly over the associated period through research and development expenses. In July 2022, the Company determined that it had achieved the objectives that it established when the agreement was initiated, and notified MD Anderson that it was exercising its right to conclude the collaboration in 2022 as the Company did not foresee initiating further development activities as part of the collaboration, although the Company will continue to collaborate on existing joint projects. As a result of this notification, the Company is not responsible for any further fixed bi-annual funding payments, although the Company will be responsible for costs related to existing joint projects that exceed the payments already made to MD Anderson.

NOTE 14 - EMPLOYEE RIGHTS UPON RETIREMENT

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

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SHAREHOLDERS’ EQUITY

Ordinary Shares

The Company had 100.0 million ordinary shares authorized for issuance as of December 31, 2022 and 2021. The Company had 23.1 million and 22.5 million ordinary shares issued and outstanding as of December 31, 2022 and 2021, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the "Board"). Since its inception, the Board has not declared any dividends.

NOTE 16 - SHARE-BASED COMPENSATION

In  October 2010, the Board approved a share option plan (the “2010 Plan”) for grants to Company employees, consultants, directors, and other service providers. Subsequently, in March 2017, the Board adopted the 2017 Equity Incentive Plan (the "2017 Plan" and, together with the 2010 Plan, the "Plans"), which was approved by the shareholders in April 2017. The 2017 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, RSU awards, performance share awards, performance cash awards, and other forms of share awards to the Company's employees, directors and consultants.

The grant of options to Israeli employees under the Plans is subject to the terms stipulated by Section 102 of the Israeli Income Tax Ordinance (“Section 102”). The option grants are subject to the track chosen by the Company, either the “regular income” track or the “capital gains” track, as set out in Section 102. The Company registered the Plans under the capital gains track, which offers more favorable tax rates to the employees. As a result, and pursuant to the terms of Section 102, the Company is not allowed to claim as an expense for tax purposes the amounts credited to the employees in respect of options granted to them under the Plans, including amounts recorded as salary benefits in the Company’s accounts, with the exception of the work-income benefit component, if any, determined on grant date. For non-employees and for non-Israeli employees, the Plans is subject to Section 3(i) of the Israeli Income Tax Ordinance.

Employees are typically granted stock options and/or restricted stock units ("RSUs"), upon commencement of employment. Also, eligible employees  may receive an annual grant of options or RSUs. Non-employee members of the Board typically receive a grant of stock options upon initial appointment to the Board, and/or stock options annually. The term of any option granted under the Plans cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s ordinary shares on the grant date, and generally vest over a period of three years. If the individual possesses more than 10% of the combined voting power of all classes of equity of the Company, the exercise price shall not be less than 110% of the fair market value of an ordinary share on the date of grant.

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

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan was 1,400,000. On  January 1, 2018, the share reserve increased by 250,167 to 1,650,167 shares. On  October 12, 2018, the Company increased the amount of ordinary shares authorized for issuance under the 2017 Plan by 1,900,000 to 3,550,167 shares. On  June 8, 2020, the Company’s shareholders approved an increase to the amount of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 3,950,167 shares. On  June 7, 2021, the Company’s shareholders approved an increase to the amount of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 4,350,167 shares. On June 8, 2022, the Company's shareholders approved an increase to the amount of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 4,750,167 shares.

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

As of December 31, 2022, 3,281,494 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans, and 1,595,328 ordinary shares remain available for future awards.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Options granted:

Set forth below are grants made by the Company as of December 31, 2022. The majority of options vest over three years and expire on the tenth anniversary of the date of grant.

a)	During 2022, the Company granted 410,064 options with exercise prices ranging from $5.19 to $11.88 per share.

b)	During 2021, the Company granted 593,000 options with exercise prices ranging from $11.92 to $22.07 per share.

The fair value of options granted during 2022 and 2021 was $2.2 million and $7.0 million, respectively.

The total unrecognized compensation cost of options as of December 31, 2022 was $4.0 million, which is expected to be recognized over a weighted average period of 1.6 years.

The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	2022	2021
Value of ordinary shares	5.19911.888	11.92222.077
Dividend yield	0%	0%
Expected volatility	72.35%-81.00%	73.76%-79.16%
Risk-free interest rate	1.69%-4.14%	0.60%-1.62%
Expected term (in years)	6.0-10 years	6.0-10 years

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

The following table summarizes the number of employee and non-employee options outstanding under the Plan for the years ended December 31, 2022 and 2021, and related information:

	Number of options	Weighted Average price per share
Outstanding as of January 1, 2021	2,726,331	$31.29
Granted	593,000	17.29
Forfeited	(337,717)	39.18
Exercised	(12,057)	5.00
Outstanding as of December 31, 2021	2,969,557	$27.70
Granted	410,064	7.82
Forfeited	(496,417)	27.97
Exercised	(292,665)	5.16
Outstanding as of December 31, 2022	2,590,539	$27.05
Vested and expected to vest, December 31, 2022	2,590,539	$27.05
Exercisable, December 31, 2022	1,910,065	$32.03

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of stock options exercised was $0.8 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the outstanding and exercisable options as of December 31, 2022:

	Options outstanding		Options exercisable
Exercise price per share	Number of options outstanding at end of year	Weighted average remaining contractual life	Number of options exercisable at end of year	Weighted average remaining contractual life
$0.00 - 10.00	585,166	8.61	265,767	1.16
$10.01 - 20.00	451,166	7.94	253,660	7.31
$20.01 - 30.00	470,675	6.88	307,106	6.30
$30.01 - 40.00	331,000	3.57	331,000	3.57
$40.01 - 50.00	666,532	5.57	666,532	5.57
$50.01 - 59.23	86,000	5.43	86,000	5.43
	2,590,539		1,910,065

The aggregate intrinsic value of the total vested and exercisable options as of December 31, 2022 is $0.9 million.

The following table summarizes information about RSU activity as of December 31, 2022:

Outstanding Restricted Stock Units
Outstanding as of January 1, 2021	720,416
Granted	501,125
Vested and released	(283,147)
Forfeited	(185,120)
Outstanding as of December 31, 2021	753,274
Granted	445,980
Vested and released	(374,293)
Forfeited	(134,006)
Outstanding as of December 31, 2022	690,955

The fair value of RSUs granted during 2022 and 2021 was $3.2 million and $9.9 million, respectively. The total unrecognized compensation cost of RSUs as of December 31, 2022 is $5.8 million with a weighted average recognition period of 1.59 years.

The following table illustrates the effect of share-based compensation on the Statements of Operations:

	Year ended December 31,
	2022	2021
Research and development expenses	$2,626	$4,009
Selling, general and administrative expenses	7,954	19,104
Total share-based compensation expense	$10,580	$23,113

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - INCOME TAXES

The Company is taxed under Israeli tax laws:

Corporate tax rate

The applicable Israeli tax rate relevant to the Company for 2021 and thereafter is 23%.

For financial reporting purposes, the expense for current income taxes consists of the following (in thousands):

	2022	2021
Current taxes:
U.S. Federal	$584	$1,454
U.S. State	1,171	(5)
Total current taxes	$1,755	$1,449

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiary deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
In respect of:
Net operating loss carryforward	$96,434	$77,277
Research and development expenses	17,949	8,988
Stock-based compensation	11,485	10,958
Issuance costs	-	65
In-process research and development	1,489	1,909
Right of use asset	(434)	(228)
Lease Liabilities	461	282
Accrued expenses	1,769	1,207
Depreciation of fixed assets	(113)	(158)
Other	561	319
Less—valuation allowance	(129,601)	(100,619)
Net deferred tax assets	$—	$—

The change in valuation allowance for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Balance at the beginning of the year	$(100,619)	$(76,963)
Changes during the year	(28,982)	(23,656)
Balance at the end of the year	$(129,601)	$(100,619)

The main reconciling item between the statutory tax rates of the Company and the effective rate is the share-based compensation, the provision for a full valuation allowance in respect of tax benefits from carryforward tax losses due to the uncertainty of the realization of such tax benefits, utilization of tax credits and expense related to uncertain tax positions. A reconciliation of the Company’s statutory tax rate to effective tax is as follows (in thousands, except statutory rate):

	December 31,
	2022	2021
Pretax loss	$(108,028)	$(109,371)
Statutory rate	23%	23%
Income tax expense/(benefit) at statutory rate	(24,847)	(25,155)
Additional tax (tax saving) in respect of:
Non-deductible compensation expense	1,052	2,264
R&D and orphan drug credits	(3,586)	-
Different tax rate of foreign subsidiaries	(263)	(58)
Uncertain tax positions	176	125
Change in valuation allowance	28,982	23,656
Other	241	617
Income tax expense	$1,755	$1,449

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pretax loss for December 31, 2022 and 2021 includes pretax loss from foreign (United States) jurisdictions of $13.3 million and $10.1 million, respectively.

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

Losses for tax purposes carried forward to future years

As of December 31, 2022 and 2021, the Company had approximately $419.1 million and $335.8 million of carryforward tax losses, prior to tax effecting, respectively, available to reduce future taxable income without limitation of use.

Uncertain tax positions

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

	2022	2021
Uncertain tax positions at the beginning of the year	$2,842	$2,717
Gross increases — tax positions in current period	—	—
Gross increases — tax positions in prior period	176	125
Uncertain tax positions at the end of the year	$3,018	$2,842

The balances of uncertain tax positions as of December 31, 2022 would affect the Company’s effective tax rate if recognized.

The Company has recorded a liability for uncertain tax positions of $3.0 million as of December 31, 2022 for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2022, the Company's liability for uncertain tax positions includes $1.1 million of accrued interest and penalties.

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

The Company has received final tax assessments up to and including its 2015 tax year.

NOTE 18 - RELATED PARTIES

There were no related party transactions for the year ended  December 31, 2022 or 2021.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2022 and 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

See Note 11 for further discussion regarding lease commitments.

NOTE 20 - SUBSEQUENT EVENTS

The Company has evaluated and determined there were no subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC by May 1, 2023 ("Proxy Statement"), and is incorporated in this Annual Report by reference.

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

Item 11. Executive Compensation

The information required by this Item will be set forth in the section headed “Executive Compensation” in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated in this Annual Report by reference.

Information regarding our equity compensation plans will be set forth in the section headed “Executive Compensation” in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the sections headed “Transactions With Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in the section headed “—Ratification of Selection of Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated in this Annual Report by reference.

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

10.3*	2017 Equity Incentive Plan, as amended.

10.4*

2017 Israeli Equity Incentive Sub Plan to the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form F-1 (File No. 333-217201), filed with the SEC on April 7, 2017).

10.5

UroGen Pharma Ltd. 2019 Inducement Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 21, 2022).

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

10.8*	Amended and Restated Compensation Policy for Officer Holders.

10.9*

Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 3, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on February 28, 2019).

10.10*	Amendment 1 to Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.11*	Omnibus Amendment to Equity Awards by and between the Registrant and Elizabeth Barrett, dated as of January 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.12*	Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of December 5, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on February 28, 2019).

10.13*	Amendment 1 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-8079), filed with the SEC on May 13, 2021).

10.14*	Amendment 2 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of March 15, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.15*	Employment Agreement between the Registrant and Jason Smith, dated August 12, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on November 9, 2020).

10.16*	Amendment 1 to Employment Agreement between the Registrant and Jason Smith, dated January 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.17	Employment Agreement between the Company and Dong Kim, dated March 20, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on March 21, 2022).

10.18 †	License Agreement, dated November 8, 2019, by and between the Registrant and Agenus Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 2, 2020).

10.19	Lease Agreement, dated November 4, 2019, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 2, 2020).

10.20	Amendment to Lease Agreement, dated June 8, 2022, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on August 11, 2022).

10.21 †	Manufacturing and Supply Agreement, dated May 30, 2020, by and between the Registrant and Isotopia Molecular Imaging Ltd. (the “Isotopia Agreement”) and the extension to the Isotopia Agreement, dated August 25, 2022, by and between the Registrant and Isotopia Molecular Imaging Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on November 10, 2022).

10.22 †	Manufacturing & Supply Agreement, dated as of April 24, 2020 and amended as of March 2, 2022, by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 10, 2022).

10.23	Loan Agreement, dated as of March 7, 2022, by and among UroGen Pharma Ltd. (the “Company”), UroGen Pharma, Inc., as the borrower, and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors, BPCR Limited Partnership, as a lender, BioPharma Credit Investments V (Master) LP, as a lender, and BioPharma Credit PLC, as collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 10, 2022).

21.1	Subsidiary of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

23.2††	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Annual Report on Form 10-K of UroGen Pharma Ltd. for the year ended December 31, 2022, formatted in Inline XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL

*	Management contract or compensatory plan.
†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
††	Correction of the hyperlink for Exhibit 23.1 to the Form S-3 (File Number 333-268398), filed with the SEC on November 15, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROGEN PHARMA LTD.

March 24, 2023	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of UroGen Pharma Ltd. (the “Company”), hereby severally constitute and appoint Elizabeth Barrett and Don Kim, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elizabeth Barrett	Chief Executive Officer, Director	March 24, 2023
Elizabeth Barrett	(Principal Executive Officer)

/s/ Don Kim	Chief Financial Officer	March 24, 2023
Don Kim	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Chair	March 24, 2023
Arie Belldegrun, M.D.

/s/ Cynthia Butitta	Director	March 24, 2023
Cynthia Butitta

/s/ Fred E. Cohen	Director	March 24, 2023
Fred E. Cohen

/s/ Leana S. Wen	Director	March 24, 2023
Leana S. Wen

/s/ Stuart Holden	Director	March 24, 2023
Stuart Holden, M.D.

/s/ Ran Nussbaum	Director	March 24, 2023
Ran Nussbaum

/s/ Dan Wildman	Director	March 24, 2023
Dan Wildman