Form 10-K/A
period 2022-12-31
UroGen Pharma Ltd.
filed 2023-05-01
CIK 1668243

UNI
TED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐
    No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes
☐
    No
☒
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
☒
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
As of April 24, 2023, there were 23,448,872 of the registrant’s ordinary shares outstanding.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Florham Park, New Jersey

EXPLANATORY NOTE
UroGen Pharma Ltd. (the “Company,” “our,” “us” or “we”) is filing this Amendment No. 1 on
Form 10-K/A
(this “Amendment No. 1”) to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (the “Form
10-K”),
which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023, to provide the information required by Part III of Form
10-K.
This information was previously omitted from the Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in Part III to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form
10-K
because we do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form
10-K.
This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form
10-K.
In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule
12b-15
of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. This Amendment No. 1 also amends Item 15 of Part IV to add the foregoing certifications.
No other changes have been made to the Form
10-K
other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form
10-K
or modify or update in any way the financial statements, consents or any other items or disclosures made in the Form
10-K
in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form
10-K
and the Company’s other filings with the SEC subsequent to the filing of the Form
10-K.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Concerning Our Directors

Our Board currently consists of eight directors. The brief biographies below include information, as of the date of this Form 10-K/A, regarding the specific and particular experience, qualifications, attributes or skills of each director that qualify such director to serve on our Board.

Name	Age	Position Held With the Company
Arie Belldegrun, M.D., FACS	73	Chair of the Board
Elizabeth Barrett	60	Director and Chief Executive Officer
Cynthia M. Butitta	68	Director
Fred E. Cohen, M.D.	66	Director
Stuart Holden, M.D.	80	Director
Ran Nussbaum	47	Director
Leana Wen, M.D., M.SC.	40	Director
Dan Wildman	66	Director

Arie Belldegrun, M.D., FACS has served as our Chair since December 2012. Dr. Belldegrun is a research professor, holds the Roy and Carol Doumani chair in urologic oncology, and director of the UCLA Institute of Urologic Oncology at the David Geffen School of Medicine at UCLA. Prior to joining UCLA, he was a research fellow at the National Cancer Institute/National Institute of Health in surgical oncology and immunotherapy under Dr. Steven A. Rosenberg. Dr. Belldegrun has more than 20 years of experience in the life science and biotech industry. Dr. Belldegrun is a co-founder of Allogene Therapeutics, Inc., a public biopharmaceutical company, and has served as executive chair of its board of directors since November 2017. Dr. Belldegrun has also served as chair of Kronos Bio, Inc., since November 2017. From March 2014 until October 2017, Dr. Belldegrun served as president and chief executive officer of Kite Pharma, Inc. and as a member of its board of directors from June 2009 until October 2017. Dr. Belldegrun currently serves as chairman of Bellco Capital LLC, a position he has held since 2004, as chairman and partner of Two River Group, a position he has held since June 2009, as co-chairman of Breakthrough Properties LLC and Breakthrough Services, L.L.C., a position he has held since April 2019, as a director of Byheart, Inc., a position he has held since October 2019, as adirector of Iconovir Bio, Inc., a position he has held since June 2020, and as a director of Ginkgo Bioworks, a position he has held since September 2021. Dr. Belldegrun has also served as senior managing director of Vida Ventures, LLC since November 2017. Dr. Belldegrun previously served as a director of Teva Pharmaceutical Industries Ltd. from March 2013 until January 2017, chairman of Arno Therapeutics, Inc. from March 2008 until January 2017, a director of Capricor Therapeutics, Inc. from September 2009 until November 2013, and a director of Sonacare Medical, LLC from October 2009 until October 2014. in 1996, he founded Agensys, Inc., a biotechnology company, where he served as its founding chairman from 1996 to 2001, and continued to serve on the board until 2007 when it was acquired by Astellas Pharma Inc. Dr. Belldegrun was also the founding vice-chairman of the board of directors and chairman of the scientific advisory board of Cougar Biotechnology, Inc., from 2003 to 2009, when it was acquired by Johnson & Johnson. Dr. Belldegrun completed his M.D. at the Hebrew University Hadassah medical school in Jerusalem, Israel, his post graduate studies in immunology at the Weizmann Institute of Science, Israel, and his residency in urologic surgery at Harvard Medical School. Dr. Belldegrun has authored several books in oncology and more than 500 scientific and medical papers related to urological cancers, immunotherapy, gene therapy, and cancer vaccines. Dr. Belldegrun is certified by the American Board of Urology and the American Association of Genitourinary Surgeons. Our board believes Sr. Belldegrun’s business and medical knowledge and experience qualify him to serve on our Board of Directors.

Elizabeth Barrett has served as our director and as our President and Chief Executive Officer since January 2019. Prior to joining UroGen, Ms. Barrett served as the Chief Executive Officer of Novartis Oncology and a member of the Novartis Executive Committee since February 2018. Prior to Novartis, Ms. Barrett served at Pfizer Inc. in various leadership capacities, most recently as the Global President of Oncology and, before that, as President of Global Innovative Pharma for Europe, President of the Specialty Care Business Unit for North America, and Regional President of United States Oncology. Prior to Pfizer, Ms. Barrett was Vice President and General Manager of the Oncology Business Unit at Cephalon Inc. Ms. Barrett received an M.B.A. degree in Business Administration-Marketing from Saint Joseph’s University and a B.S. from the University of Louisiana. Ms. Barrett also currently serves on the boards of directors of Sage Therapeutics, Inc. and Allogene Therapeutics, Inc. Our Board believes Ms. Barrett’s service as our Chief Executive Officer and her leadership of both large organizations and growing businesses qualifies her to serve on our Board.

Cynthia M. Butitta has served as our director since October 2017. Ms. Butitta served as Chief Financial Officer of Kite Pharma, Inc. from January 2014 to May 2016 and as Chief Operating Officer from March 2014 to September 2017. From May 2011 to December 2012, she was Senior Vice President and Chief Financial Officer at Next Wave Pharmaceuticals Inc., a specialty pharmaceutical company. Prior to that, Ms. Butitta served as Chief Operating Officer of Telik, Inc., a biopharmaceutical company, from March 2001 to December 2010 and as its Chief Financial Officer from August 1998 to December 2010. Ms. Buttita also served as Principal Accounting Officer of Telik, Inc. until December 2010. She has served as a Director of Autolus, Ltd., a biotechnology company, since March 2018; a board member of Olema Oncology since August 2020 and Century Therapeutics since February 2021. Ms. Butitta received her B.S. degree with honors in Business and Accounting from Edgewood College in Madison, Wisconsin and her M.B.A. degree in Finance from the University of Wisconsin, Madison. Our Board believes Ms. Butitta’s financial knowledge and experience qualifies her to serve on our Board.

Fred E. Cohen, M.D. D.Phil. has served as our director since May 2017. Dr. Cohen is a Senior Advisor to TPG, where he served for over 15 years as a Partner, and founder of TPG Biotechnology, a life science focused venture capital fund. Beginning in November 2017, Dr. Cohen has served as a cofounder and senior managing director of Vida Ventures, LLC, a biotechnology venture capital fund. In June 2021, Dr. Cohen founded Monograph Capital Partners, a life sciences venture capital fund. In addition, for over two decades throughout his career, Dr. Cohen has been affiliated with the University of California, San Francisco where he held various clinical responsibilities, including as a research scientist, an internist for hospitalized patients, a consulting endocrinologist, and the Chief of the Division of Endocrinology and Metabolism. Dr. Cohen received his B.S. degree in Molecular Biophysics and Biochemistry from Yale University, his D.Phil. in Molecular Biophysics from Oxford on a Rhodes Scholarship, and his M.D. from Stanford University. He is a member of the National Academy of Medicine and the American Academy of Arts and Sciences. Dr. Cohen currently serves on the Board of Directors of several other biotechnology and pharmaceutical companies. Our Board believes Dr. Cohen’s financial and medical knowledge and experience qualifies him to serve on our Board.

Stuart Holden, M.D. has served as our director since December 2015. Dr. Holden has been the Chair of ProQuest Investments’ Scientific Advisory Board since it was founded in 1998. Since May 2014, Dr. Holden has served as a member of the UCLA faculty as a Health Sciences Clinical Professor of Urology, Spielberg Family Chair in Urologic Oncology, in the Department of Urology at the UCLA David Geffen School of Medicine and Associate Director of the UCLA Institute of Urologic Oncology. Dr. Holden has worked in the field of prostate cancer for more than 36 years. Dr. Holden also serves as Medical Director of the Prostate Cancer Foundation since the foundation’s inception in 1993. Dr. Holden was the director of the Louis Warschaw Prostate Cancer Center at Cedars-Sinai Medical Center and the first holder of the Warschaw, Robertson, Law Families Chair in Prostate Cancer. Dr. Holden has served as a member of the board of directors of Telormedix SA from 2008 to 2017 and served as a member of the board of directors of Acurian, Inc. from 1999 through 2014. Dr. Holden also served on the Board of the American College of Medical Informatics from 1999 through 2006 and is currently on the board of Clarus Therapeutics. In addition, he was a founding partner at Tower Urology in Los Angeles. Dr. Holden received a B.S. degree from the University of Wisconsin-Madison and completed his medical degree and received his surgical training at Weill Cornell Medical College and the New York Hospital-Cornell University Medical College. He completed his urology residency at Emory University School of Medicine and fellowships in urology and developmental genetics at Memorial Sloan-Kettering Cancer Center. He also was awarded a clinical fellowship from the American Cancer Society. Our Board believes Dr. Holden’s medical knowledge and experience qualifies him to serve on our Board.

Ran Nussbaum has served as our director since May 2013. Mr. Nussbaum is a managing partner and co-founder of The Pontifax Group, which established seven funds with over one billion dollars under management and invested in over 100 portfolio companies around the globe. Over the past 15 years, Mr. Nussbaum has been managing The Pontifax Group’s activity together with Mr. Tomer Kariv. Mr. Nussbaum is the Chair of the Board of Keros Therapeutics Inc. He currently serves as a Director of 3. Eloxx Pharmaceuticals, Lutris Pharma Ltd., and Prevail Therapeutics Inc. Mr. Nussbaum also previously served on the boards of directors of many of The Pontifax Group’s portfolio companies: Quiet Therapeutics Ltd., Ocon Medical Ltd., N.T.B. Pharma Ltd., ArQule, Inc. (acquired by Merck in January 2020), Zolex Therapeutics Ltd, c-Cam Biotherapeutics Ltd (acquired by Merck)., Kite Pharma, Inc, BioBlast Pharma Ltd, Nutrinia Ltd, Biomedix Ltd, Nasvax Ltd, NovellusDx Ltd, and VBI Vaccines Inc. Our Board believes Mr. Nussbaum’s investor experience qualifies him to serve on our Board.

Leana S. Wen, M.D., M.Sc. has served as our director since August 2022. Dr. Wen is an emergency physician and has served as a professor of health policy and management at the George Washington University School of Public Health since September 2019. She has been a contributing columnist for The Washington Post since June 2020, writing on health policy and public health, and an on-air commentator for CNN as a medical analyst since August 2020. From January 2015 to October 2018, she was the health commissioner for the city of Baltimore, where she led the nation’s oldest continuously operating health department to combat the opioid epidemic and improve maternal and child health. From 2013 to 2015, Dr. Wen served as director of patient-centered care research in the department of emergency medicine at George Washington University, and authored a critically-acclaimed book on patient advocacy. She is currently on the board of the Bipartisan Policy Center, Baltimore Community Foundation, and National Committee on U.S.-China Relations, and chairs the advisory board of the Behavioral Health Group. She has also been a global health fellow at the World Health Organization, a consultant with the China Medical Board, and a nonresident senior fellow at the Brookings Institution. Dr. Wen also served as the President of Planned Parenthood from 2018 through 2019. She has been a member of more than ten nonprofit boards, including serving as the chair of Behavioral Health System Baltimore. Dr. Wen has also served on the board of directors of Glaukos Corporation since March 2021 and also serves on its audit committee. Dr. Wen’s work has been recognized by numerous professional organizations, including as one of Modern Healthcare’s Top 50 Physician-Executives and a member of the Council on Foreign Relationships. In 2019, she was named one of TIME magazine’s 100 Most Influential People and in 2022 as one of Modern Healthcare’s 100 Most Influential People in Healthcare. She holds a B.S. from California State University, Los Angeles, an M.D. from Washington University School of Medicine and two M.Sc.s from the University of Oxford, where she was a Rhodes Scholar. She completed her residency training at Brigham & Women’s Hospital and Massachusetts General Hospital, where she was a clinical fellow at Harvard Medical School. We believe Dr. Wen’s experience as a practicing physician, combined with her extensive experience working in governmental sectors, with innovative health companies, and serving on a public company board and audit committee and on nonprofit boards and foundations, make her a qualified member of our Board of Directors.

Dan Wildman has served as our director since November 2022. Mr. Wildman is a seasoned executive with over 40 years of experience in the Medical Device Industry. He is current Chairman of the Board of Progenerative Medical, Inc., a pre-commercial company translating clinically-proven reduced pressure technology into medical treatments for orthopedic surgeries. He also serves as a Strategic Adviser for several medical device/pharmaceutical companies. At Johnson & Johnson, Dan most recently led the Digital Surgery Strategy initiative where he was tasked with developing an integrated strategy for robotic surgery for the company. This strategy directly led to the 2019 acquisition of Auris Health, Inc. Prior to Digital Surgery, Dan led Depuy Synthes Spine. In this role, he had overall responsibility for the second-largest spine surgery business in the world ($1.8B). He served in this capacity from August of 2015 to September of 2017 and during this period developed and implemented an integrated turn-around plan for the company. Previously, Dan served as Worldwide President of Ethicon Biosurgery, a division of Ethicon, Inc. From 2003-2015 he led this global business dedicated to delivering innovative and life-saving solutions to surgeons via development and commercialization of biomaterial, biologic and combination products that changed the standard of care for intraoperative hemostasis. In this role, Dan transitioned the company from Advanced Wound Care to Biosurgery through a combination of acquisitions, divestitures, and internal capability development, all focused on development and commercialization of meaningful innovations. The Biosurgery business at Ethicon continues to be one of the fastest-growing companies in J&J’s portfolio. Prior to J&J, Dan spent 10 years with Boston Scientific Corporation in a variety of sales, marketing, operations and strategic planning roles of increasing responsibility. Dan is an accomplished global leader. Throughout his career, he has earned a solid reputation for his strategic vision, motivational leadership, innovative technologies, ability to execute and his commitment to people development. Dan received a Bachelor of Arts degree in Economics from St. Lawrence University in New York. He and his wife Pam reside in Wellington, Florida. His interests include aviation (PP ASEL, ASES, Instrument) acoustic guitar and fitness.

Information Concerning Our Executive Officers

The following table sets forth information concerning our executive officers, including their ages, as of the date of this Form 10-K/A.

Name of Executive Officer	Age	Position(s)
Elizabeth Barrett	60	Chief Executive Officer and Director
Don Kim	46	Chief Financial Officer
Mark P. Schoenberg, MD	64	Chief Medical Officer
Jason Smith	51	General Counsel and Chief Compliance Officer

The biography of Ms. Barrett is set forth under the heading “Information Concerning Our Directors” above.

Don Kim has served as our Chief Financial Officer since March 2022. Mr. Kim is a seasoned financial executive with extensive pharmaceutical industry experience. Before his promotion, Mr. Kim served as VP Finance at UroGen since August 2021. Prior to UroGen, Mr. Kim was employed by Strides Pharma Inc., generic pharmaceutical company, starting as Head of Finance in April 2020. He was subsequently appointed to the Stride Pharma board in March 2021. During his tenure at Strides Pharma, Mr. Kim played a key role in the company’s capital-raising efforts in support of advancing its mission until his departure in August 2021. Prior to joining Strides Pharma, Mr. Kim was Controller at Sun Pharma Inc., a pharmaceutical company, from July 2019 to April 2020. Before that, Mr. Kim joined Zoetis Inc., an animal-health company, in December 2014 as Senior Manager-Corporate Audit. He was later promoted to Director-Corporate Audit in December 2015. He thereafter became the US Controller at Zoetis Inc. in January 2018 until his departure from the company in July 2019. Earlier in his career, Mr. Kim served as Audit/Assurance Manager at Deloitte, NY. He is a licensed Certified Public Accountant in California. Mr. Kim holds a Master of Business Administration from the University of North Carolina, Chapel Hill, and bachelor’s degree from Yonsei University in Korea.

Mark P. Schoenberg, M.D. has served as our Chief Medical Officer since December 2017 and, prior to that, served as our Medical Director since February 2016. Dr. Schoenberg has over 20 years of experience in clinical practice and research focused on the care of patients with all forms of bladder cancer. Since April 2014, Dr. Schoenberg has been University Professor and Chair of the Urology Department at The Montefiore Medical Center for The Albert Einstein College of Medicine of Yeshiva University. Prior to joining Montefiore, from 2005 to 2014, Dr. Schoenberg served as Director of Urologic Oncology and Bernard L. Schwartz Distinguished Professor of Urologic Oncology at Johns Hopkins Hospital. Dr. Schoenberg is also the past chair of the Medical Advisory Board of the Bladder Cancer Advocacy Network, the author of The Guide to Living with Bladder Cancer, co-editor of The Textbook of Bladder Cancer, a contributor to Campbell’s Urology and a past Senior Editor of the journal Seminars in Urologic Oncology. Dr. Schoenberg received his M.D. (Alpha Omega Alpha) from the University of Texas Health Sciences Center and completed his residency in General Surgery and Urology at the Hospital of The University of Pennsylvania, where he served as chief resident and urology instructor, before completing basic research and clinical urologic oncology fellowships at Johns Hopkins under the auspices of The American Cancer Society. Dr. Schoenberg is a fellow of the American College of Surgeons, as well as a member of the American Association of Cancer Research, the Society of Urologic Oncology and the American Urological Association.

Jason Smith has served as our General Counsel, Chief Compliance Officer and Corporate Secretary since August 2020. Mr. Smith is an experienced lawyer with deep healthcare, pharmaceutical, and corporate law experience. Mr. Smith joined us from Pfizer, where he served as Chief Counsel, Oncology. Prior to Pfizer, Jason worked in the legal department at Wyeth in a variety of roles including as antitrust counsel, Global Product Counsel and Chief Counsel, U.S. Pharmaceuticals, leading a team of lawyers supporting the prescription pharmaceuticals businesses. Before joining Wyeth, Jason was an associate at Howrey, Simon, Arnold & White in Washington, DC, in the antitrust and commercial litigation groups. Jason received his bachelor’s degree in Economics, cum laude from Binghamton University and his doctor of jurisprudence degree, with high honors, from George Washington University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Conduct and Ethics

We have adopted a Corporate Code of Ethics and Conduct (the “Code of Conduct”) applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.urogen.com. Our Audit Committee is responsible for monitoring the implementation of the Code of Conduct and must approve any material changes to or waivers of the Code of Conduct regarding our directors or executive officers, and disclosures made in the Company’s annual report in such regard. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of the applicable stock exchange concerning any amendments to, or waivers from, any provision of the Code of Conduct.

Audit Committee

Our Audit Committee consists of Cynthia M. Butitta, Stuart Holden and Leana Wen. Cynthia M. Butitta serves as Chair of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and Nasdaq. Our Board has determined that Cynthia M. Butitta is an “audit committee financial expert” as such term is defined in the applicable SEC rules and has the requisite financial experience as defined by the Nasdaq listing standards. Each of the members of our Audit Committee is “independent” as such term is defined in Rule 10A-3(b)(1) under the Exchange Act and satisfies the independent director requirements under the Nasdaq listing standards.

Compensation Committee

Our Compensation Committee consists of Arie Belldegrun, Ran Nussbaum and Fred Cohen serving as Chair of the committee. Each of these individuals is a non-employee director, as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board has determined that each of these individuals is “independent” as defined under the applicable listing standards of Nasdaq, including the standards specific to members of a compensation committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Cynthia Butitta and Ran Nussbaum serving as Chair of the committee. Each of these individuals is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our Board has determined that each of these individuals is “independent” as defined under the applicable listing standards of Nasdaq, including the standards specific to members of a nominating and corporate governance committee.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program than companies that are not smaller reporting companies, our Compensation Committee is committed to providing the information necessary to help shareholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe our 2022 compensation program for our named executive officers.

Overview

Our fundamental objective is to advance patient care while creating consistent long-term value for our shareholders. To accomplish this objective, we have established an overall compensation program intended to attract and retain highly qualified executives, incentivize achievement of our key performance goals in order to align our executives’ interests with those of our shareholders and link pay to company performance. We take a holistic approach to assessing Company performance, and identify corporate objectives that align with our short- and long-term strategic priorities, and build towards creation of long-term, sustainable shareholder value.

Our 2022 corporate performance highlights include:

•	Achieved year-over-year revenue increase of 34%

•

FDA authorization of the extension of the in-use period for Jelmyto admixture from 8 hours to 96 hours (four days) following reconstitution of the product, representing a significant accomplishment with implications for all stakeholders including physicians, hospitals, pharmacists and the adult patients who use Jelmyto to treat low-grade, upper-tract urothelial cancer

•	Completion of target enrollment of the Phase 3 ENVISION trial in December 2022, despite geo-political instability in Eastern Europe

•	CMS acknowledgment of special circumstances for increased threshold percentage for Jelmyto in relation to the Medicare refund for drug wastage introduced in the 2021 Infrastructure Bill

•	Retained more than 95% of the top-talent within the organization through 2022

The following discussion describes our executive compensation process and policies. It provides qualitative information on the factors relevant to these decisions and the manner in which compensation is awarded to our named executive officers for the fiscal year ended December 31, 2022, which consisted of our principal executive officer, our current principal financial officer and our general counsel and chief compliance officer. Our current principal financial officer was appointed in March 2022. These named executive officers were as follows:

Name	Position(s)

Elizabeth Barrett	President and Chief Executive Officer

Don Kim	Chief Financial Officer

Jason Smith	General Counsel and Chief Compliance Officer

Objectives, Philosophy and Elements of Executive Compensation

Our compensation program aims to achieve the following main objectives:

•	attract, retain and reward highly qualified executives;

•	provide incentives that motivate executives to achieve our key performance goals that create shareholder value;

•	align our executives’ interests with those of our shareholders; and

•	link pay to company performance.

The Company’s executive compensation program is overseen by the Compensation Committee with the advice and support of an independent third-party compensation consultant. The following are key characteristics of the Company’s executive compensation program:

•

A substantial portion of executive pay is tied to performance. We structure a significant portion of our named executive officers’ compensation to be variable. Annual cash performance bonuses and long-term equity compensation are dependent on achievement of corporate performance objectives and determined by the Compensation Committee.

•

Our executive bonuses are dependent on the Company and the officer achieving annually determined objectives. As a smaller reporting company with significant development-stage activities, we take a holistic approach to evaluating the company’s performance. We measure performance against challenging objectives established at the beginning of each performance cycle. We establish a broad set of measurable performance objectives that align with our long-term strategic priorities and build towards lasting long-term value. Our annual performance-based bonus opportunities for all our named executive officers are determined by the Compensation Committee, and ultimately the Board, based upon the Company’s and the officer’s achievement of objectives determined on an annual basis by the Company.

•

We emphasize long-term equity incentives. Equity awards are an integral part of our executive compensation program and comprise the primary “at-risk” portion of our named executive officer compensation package. During 2022, we granted our executive officers options to purchase our ordinary shares and restricted stock units. All equity awards granted to our named executive officers in 2022 vest in equal annual installments over three years from the vesting commencement date. These awards strongly align our executive officers’ interests with those of our shareholders by providing a continuing financial incentive to maximize value for our shareholders and by encouraging our executive officers to remain in our long-term employ.

•

Our Compensation Committee has retained Compensia as an independent third-party compensation consultant for guidance in making compensation decisions. The compensation consultant advises the Compensation Committee on market practices, including identifying a peer group of companies and their compensation practices, so that our Compensation Committee can regularly assess the Company’s individual and total compensation programs against these peer companies, the general marketplace and other industry data points.

•	We do not provide our executive officers with any excise tax gross ups.

•	We have not repriced options.

•	We do not provide executive fringe benefits or perquisites to our executives.

•	We have introduced performance-based restricted stock units in 2023.

Our executive compensation program generally consists of, and is intended to strike a balance among, the following three principal components: base salary, annual performance-based bonuses and long-term incentive compensation. We provided signing bonuses to our executive officers when they joined the Company. We also provide our executive officers with benefits available to all our employees, including participation in employee benefit plans. The following chart summarizes the three main elements of compensation, their objectives and key features.

Element of Compensation	Objectives	Key Features
Base Salary (fixed cash)	Provides financial stability and security through a fixed amount of cash for performing job responsibilities.	Generally reviewed annually and determined based on a number of factors, including in part, market data provided by our independent compensation consultant.

Performance Bonus (at-risk cash)	Motivates and rewards for attaining key annual Company and executive officer performance objectives.

Target bonus amounts are generally reviewed annually and determined based upon positions that have similar impact on the organization and competitive bonus opportunities in our market. Bonus opportunities are dependent upon achievement of specific corporate performance objectives consistent with our strategic plan and individual performance objectives that relate to the officer’s role and expected contribution toward reaching our corporate goals, determined by the Board and communicated at the beginning of the year. Actual bonus amounts earned are determined at the end of the year, taking into account corporate and individual performance objectives.

Long-Term Incentive (at-risk equity)	Motivates and rewards for long-term Company performance; aligns executives’ interests with shareholder interests and changes in shareholder value.

Equity opportunities are generally reviewed annually and may be granted during the first half of the year or as appropriate during the year for new hires, promotions, or other special circumstances, such as to encourage retention, or as a reward for significant achievement.

	Attracts highly qualified executives and encourages their continued employment over the long-term.	Individual awards are determined based on a number of factors, including current corporate and individual performance and market data provided by our independent compensation consultant.

We focus on providing a competitive compensation package to our executive officers which provides short- and long-term incentives for the achievement of measurable Company and executive officer objectives. We believe that this approach provides an appropriate blend of short-term and long-term incentives to maximize shareholder value. We generally do not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation, although total annual cash bonus compensation to any individual is capped at 150% of such individual’s salary pursuant to our Officers Compensation Policy. Compensation Committee uses its judgment to establish a total compensation program for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes is appropriate to achieve the goals of our executive compensation program and our corporate objectives. In 2022 our Actual CEO compensation was as follows:

To ensure alignment of our executive officer incentives with shareholder interests, we have historically structured a significant portion of the named executive officers’ total target compensation with performance-based bonus opportunities and long-term incentive equity awards. Our CEO’s total 2022 total direct compensation was positioned at approximately the 15th percentile of our compensation peer group. Our non-CEO executives’ total direct compensation was positioned at approximately the 10th percentile of our compensation peer group (see section titled “Use of Competitive Market Compensation Data” below for more detail on the selection of our compensation peer group).

2022 Say-on-Pay Results

At our 2022 annual meeting of shareholders, we held a shareholder advisory vote on executive compensation, commonly referred to as a “say-on-pay” vote, which resulted in approximately 42% of the total votes cast being in favor of the advisory proposal. Following the results of the 2022 say on pay vote, members of the management team sought feedback from several of our largest shareholders in order to better inform and align the company’s executive compensation program and other governance matters with the interests of our shareholders. We have also performed an item-by-item analysis of the Institutional Shareholder Services and Glass Lewis published reports to determine appropriate enhancements. The feedback received indicated concern in relation to pay-for-performance misalignment, and specifically that equity awards are subject solely to time-based vesting requirements.

Our approach to aligning pay and performance has generally focused on maintaining a significant portion of executive’s annual total compensation based on evaluation of individual executives’ performance against our corporate objectives. We take a holistic approach to assessing Company performance, undertake a robust goal-setting process to determine corporate objectives that align with our short- and long-term strategic priorities, and build towards creation of shareholder value. We also emphasize equity compensation, with a 75:25 option-to-RSU ratio target for executives.

In an effort to further improve our executive compensation model and address concerns raised by shareholders, in 2023 the Compensation Committee included 100,000 performance stock units (PSUs) as part of our CEO’s 2023 long-term incentive compensation, which PSUs are subject to shareholder approval. The foregoing PSUs will vest upon receipt of U.S. regulatory approval for UGN-102, assuming the award is approved by our shareholders. Our peer analysis indicates that approximately 38% of peers include equity with performance-based vesting requirements in combination with time-vested equity in their long-term incentive compensation for executives. We continually endeavor to align our executive interests with those of our shareholders, and link pay to company performance. We have identified receipt of U.S. regulatory approval for our lead product candidate UGN-102 as a critical long-term strategic objective. Vesting of these PSUs will depend upon obtaining this regulatory approval in the three years following the grant, directly tying a substantial component of our CEO’s total compensation to performance against one of the primary drivers of long-term value.

Our next “say-on-pay” vote will be held at our 2023 annual meeting of shareholders.

Our Compensation Governance Structure

Role of our Compensation Committee, Management and the Board

In response to shareholder feedback, the Company established a separate Compensation Committee from the previous Compensation, Nominating and Corporate Governance Committee in order to strengthen governance and create a further focus on executive compensation and other areas within the purview of the Compensation Committee. The Compensation Committee is appointed by the Board and has responsibilities related to the compensation of the Company’s directors, officers, and employees and the development and administration of the Company’s compensation plans. For details on the Compensation Committee’s oversight of the executive compensation program, see the section above titled “Compensation, Committee”. Our Compensation Committee consists solely of independent members of the Board.

The Compensation Committee reviews all compensation paid to our executive officers, including our named executive officers. The Chief Executive Officer evaluates and provides to the Compensation Committee performance assessments and compensation recommendations. While the Chief Executive Officer discusses her recommendations with the Compensation Committee, she does not participate in the deliberations concerning her own compensation. More specifically, the Compensation Committee discusses and makes final recommendations to the Board with respect to executive compensation matters without the Chief Executive Officer present during discussions of the Chief Executive Officer’s compensation. From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in the Compensation Committee meetings.

The Compensation Committee meets periodically throughout the year to manage and evaluate our executive compensation program, and generally determines the principal components of compensation (base salary, performance bonus and equity awards) for our executive officers on an annual basis; however, decisions may occur at other times for new hires, promotions or other special circumstances as our Compensation Committee determines appropriate. The Compensation Committee does not delegate authority to approve executive officer compensation. The Compensation Committee does not maintain a formal policy regarding the timing of equity awards to our executive officers. The Compensation Committee will continue to monitor and evaluate our executive compensation program in light of our shareholders’ views, before making any adjustments, and continue to consider the outcome of our say-on-pay votes and our shareholders’ views when making future compensation decisions for our named executive officers.

Role of Compensation Consultant

The Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. The Compensation Committee has retained Compensia, Inc. (“Compensia”), a management consulting firm that provides executive compensation and advisory services to compensation committees of life sciences companies, as its compensation consultant. A representative of Compensia attends meetings of the Compensation Committee at the invitation of the Committee. In addition, Compensia supported the selection of companies included in our compensation peer group, provided competitive market assessments of the compensation of our executive officers and non-employee director compensation programs, and provided support on other matters as requested by the Compensation Committee.

The Compensation Committee has analyzed whether the work of Compensia as compensation consultant raises any conflict of interest, taking into account relevant factors in accordance with SEC guidelines. Based on its analysis, our Compensation Committee determined that the work of Compensia and the individual compensation advisors employed by Compensia does not create any conflict of interest pursuant to the SEC rules and Nasdaq listing standards.

Use of Competitive Market Compensation Data

The Compensation Committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable public companies with which we compete for top talent.

Working with Compensia, the Compensation Committee approved a group of companies that were identified as peers based on alignment with our Company’s industry, stage of drug development, headcount, and market capitalization. The peer group that was identified and used in research that informed executive compensation for 2022 included the following companies: Aquestive Therapeutics, AVEO Pharmaceuticals, Clovis Oncology, Eagle Pharmaceuticals, Eiger BioPharmaceuticals, Epizyme, G1 Therapeutics, Harpoon Therapeutics, Karyopharm Therapeutics, MEI Pharma, Puma Biotechnology, Rigel Pharmaceuticals, Spectrum Pharmaceuticals, Syros Pharmaceuticals, Verastem and Zogenix.

Compensia completed a benchmarking assessment of our historical executive compensation at the end of 2021 to inform the Compensation Committee’s determinations regarding executive compensation for 2022 using data compiled from the aforementioned peer group. Identification of peers included consideration of comparable market capitalization, revenues, investigational and/or in-line portfolio, number of employees as well as stage and maturity of the peer company. Compensia prepared and the Compensation Committee reviewed, a range of market data reference points with respect to base salary, performance bonuses, target total cash compensation (base salary and the annual target performance bonus), equity compensation, and total direct compensation (target total cash compensation and equity compensation) with respect to each of the named executive officers.

Additionally, Compensia performed benchmarking analysis of actual 2022 executive compensation awarded as compared to the following peers: Aquestive Therapeutics, AVEO Pharmaceuticals, Harpoon Therapeutics, MEI Pharma, Atara Biotherapeutics, Clovis Oncology, Corcept Therapeutics, Eiger BioPharmaceuticals, Epizyme, G1 Therapeutics, Karyopharm Therapeutics, MacroGenics, Progenics Pharmaceutical, Puma Biotechnology, Rigel Pharmaceuticals, TG Therapeutics, Verastem, Y-mAbs Theapeutics and Zogenix. This benchmarking analysis found that overall target total direct compensation awarded in 2022 was at approximately the 10th percentile for our executive officers excluding the CEO and the 15th percentile for the CEO. This analysis of 2022 compensation and other research performed by Compensia is then used to inform the Compensation Committee’s determinations regarding executive compensation for 2023.

Factors Used in Determining Executive Compensation

Our Compensation Committee sets the compensation of our executive officers at levels they determine to be competitive and appropriate for each named executive officer, using their professional experience and judgment. Pay decisions are not made by use of a formulaic approach or benchmark; the Compensation Committee believes that executive pay decisions require consideration of a multitude of relevant factors which may vary from year to year. In making executive compensation decisions, the Compensation Committee generally takes into consideration the factors listed below.

•	Company performance and existing business needs

•	Each named executive officer’s individual performance, scope of job function and the critical skill set of the named executive officer to the company’s future performance

•	The need to attract new talent to our executive team and retain existing talent in a highly competitive industry

•	A range of market data reference points, as described above under “Use of Competitive Market Compensation Data”

•	Recommendations from consultants on compensation policy determinations for the executive officer group

2022 Executive Compensation Summary

Base Salary

The base salaries of our executive officers are designed to compensate them for day-to-day services rendered during the fiscal year. Appropriate base salaries are used to recognize the experience, skills, knowledge and responsibilities required of each executive officer and to allow us to attract and retain individuals capable of leading us to achieve our business goals in competitive market conditions.

The base salaries of our executive officers are reviewed at least annually by our Compensation Committee and adjustments are made to reflect Company and individual performance, as well as competitive market practices. Our Compensation Committee also takes into account subjective performance criteria, such as an executive officer’s ability to lead, organize and motivate others, develop the skills necessary to mature with us, set realistic goals to be achieved in his or her respective area, and recognize and pursue new business opportunities that enhance our growth and success. Our Compensation Committee does not apply specific formulas to determine increases, but instead makes an evaluation of each executive officer’s contribution to our long-term success. Annual adjustments to base salaries are effective as of March 1 of each year, with mid-year adjustments to base salaries made under special circumstances, such as promotions or increased responsibilities, or to align certain base salaries with those of individuals in comparable positions at the companies in our compensation peer group.

The 2022 base salaries for our named executive officers were as follows:

Executive	Base Salary	Percentage Increase in Base Salary from December 2021
Elizabeth Barrett	$768,622	3.50%
Don Kim	$370,000	(1)
Jason Smith	$442,000	2.76%

(1)	Mr. Kim was not an executive officer until his appointment as our Chief Financial Officer in March 2022.

Annual Performance Bonus

Our named executive officers are eligible to receive performance-based cash bonuses, which are designed to provide appropriate incentives to our executive officers to achieve defined annual corporate goals and to reward them for individual performance towards these goals. The annual performance-based bonus that each named executive officer is eligible to receive is generally based on the extent to which we achieve the corporate objectives that the Board establishes each year. At the end of the year, the Board and Compensation Committee review the Company’s performance and approve the extent to which we achieved each of these corporate goals. Generally, the Board and Compensation Committee will assess each named executive officer’s individual contributions towards reaching our annual corporate goals and objectives but does not typically establish specific individual goals for our named executive officers.

The table below sets forth the targets for our named executive officers for 2022, as provided for in their respective employment agreements. The target percentage is paid as a percentage of such executive officer’s base salary. For example, if 100% of the Company’s performance goals are achieved, this would yield our Chief Executive Officer, Elizabeth Barrett, a cash incentive award of 50% of her base salary.

Executive Officer	Target Percentage of Base Salary
Elizabeth Barrett	50%
Don Kim	50%
Jason Smith	50%

In early 2022, the Compensation Committee finalized the corporate goals for the 2022 performance year as described below. Our objective corporate goals were designed to be challenging to achieve and are directly aligned with our specific strategic goals, including advancing our development programs, our research function, our clinical activities, commercialization activities and certain corporate and financial goals, which we believe will create value for shareholders. The maximum possible corporate achievement for 2022 was 145% of our 2022 corporate goals (up to 100% for the core goals and 45% for the stretch goals). In December 2022, the Compensation Committee evaluated the accomplishments and performance of the Company against such corporate goals, including progress towards the goal in making their recommendations for the ultimate funding levels.

Corporate Goal – Core	Weighting	Corporate Achievement
Achieve revenue and patient instillation goals for 2022	40%	Partially Achieved
Fully enroll ENVISION study by November 30, 2022	30%	Partially Achieved
Execute a financing transaction that provides access to a facility to fund our operations and portfolio, along with other tools at the Company’s disposal, to reach cash flow breakeven based on estimated revenue projections and current financial models	25%	Achieved
By December 31, 2022 (a) enroll two dose cohorts for the UGN-301 dose-escalation study; and (b) determine whether to start a combination trial with UGN-301 and UGN-201 and/or begin enrollment for a third dose cohort for UGN-301	5%	Not Achieved

Corporate Goal – Stretch	Weighting	Corporate Achievement
Exceed revenue and patient instillation goals for 2022 by 20%, 30%, 50%	10%, 10%, 10% (max 30%)	Not Achieved
Fully enroll ENVISION study by September 30, 2022	10%	Not Achieved
Retain 95% or greater of the top-talent within the organization through 2022	5%	Achieved

In December 2022 and January 2023, after making the determinations regarding level of corporate performance achieved against the pre-established performance goals, the Compensation Committee reviewed and approved corporate cash incentives as set forth in the table below. The Compensation Committee may, in its sole discretion, eliminate any individual cash incentive or reduce or increase the amount of compensation payable with respect to any individual cash incentive.

	2022 Target Annual Cash Incentive		2022 Actual Annual Cash Incentive Paid
Named Executive Officer	% of Base Salary	$	% of Target Annual Cash Incentive	$
Elizabeth Barrett	50%	$384,311	80%	$307,449
Don Kim	50%	$185,000	80%	$148,000
Jason Smith	50%	$221,000	90%	$198,900

Equity Awards

In 2022, the Compensation Committee approved the following grants of options to purchase our ordinary shares and restricted stock units to our named executive officers.

Executive	Share Option Grant (# shares)	Restricted stock units (# shares)
Elizabeth Barrett	150,000	—
Don Kim	20,000	10,000
Jason Smith	30,000	7,500

All options granted to our named executive officers above vest in equal annual installments over three years from the vesting commencement date. The annual equity grants to our named executive officers are evaluated and approved by the Compensation Committee in the context of each named executive officer’s total compensation and take into account the market data provided by compensation consultants in addition to the individual officer’s responsibilities and performance. The Compensation Committee also takes into account the recommendations of the Chief Executive Officer with respect to appropriate grants and any particular individual circumstances.

Other Features of Our Executive Compensation Program

Agreements with Our Named Executive Officers and our current Chief Financial Officer

We have entered into written employment agreements with each of our executive officers. Each of these employment agreements provides for “at will” employment and set forth the initial compensation arrangements for the executive officer, including an initial base salary, an annual cash opportunity, and an equity award recommendation. These agreements and the proprietary information and invention assignment agreements each executive officer executes upon commencing employment at the Company also set forth the rights and responsibilities of each party and include, among other rights and responsibilities, the prohibition on the executive officer from engaging directly or indirectly in competition with us, soliciting any of our employees, or disclosing our confidential information.

Below are descriptions of our employment agreements with our named executive officers. For a discussion of the severance payments and other benefits to be provided in connection with an involuntary termination of employment, including in connection with a change in control of the Company under the arrangements with our executive officers, please see “—Severance and Change in Control Benefits” below.

Elizabeth Barrett. On January 3, 2019, we entered into an employment agreement with Ms. Barrett, which was amended in January 2021 to provide certain change in control benefits, as described in more detail below under “Severance and Change in Control Benefits”. Pursuant to her employment agreement, Ms. Barrett (i) received a signing bonus of $300,000 (subject to full repayment if she resigned without good reason, or the Company terminated her employment for cause, before January 3, 2020); (ii) received an initial annual base salary of $700,000; (iii) was eligible to receive an annual discretionary bonus for 2019 of up to 100% of her base salary, with 50% guaranteed; and (iv) is eligible to receive annual discretionary bonuses for years following 2020, with an annual target bonus of 50% of her base salary.

Pursuant to her employment agreement, Ms. Barrett was also initially granted a restricted stock unit covering 317,065 of our ordinary shares and an option to purchase 277,432 ordinary shares. Under the terms of an omnibus amendment of Ms. Barrett’s prior equity award agreements, executed in January 2021, the remainder of the unvested shares underlying both of these equity awards vested in full in January 2022, in lieu of the prior monthly vesting.

Don Kim. On March 20, 2022, we entered into an employment agreement with Mr. Kim. Pursuant to the terms of the agreement, Mr. Kim (i) receives an annual base salary of $370,000 and (ii) is eligible for a target annual cash bonus equal to 50% of his base salary. Mr. Kim was granted an initial option to purchase 20,000 ordinary shares.

Jason Smith. On August 12, 2020 we entered into an employment agreement with Mr. Smith, which was amended in January 2021 to provide certain change in control benefits, as described in more detail below under “Severance and Change in Control Benefits”. Pursuant to the terms of the agreement, Mr. Smith (i) received a signing bonus of $100,000 (subject to full repayment if his employment with the Company terminates for any reason before August 31, 2021), (ii) receives an annual base salary of $425,000 and (iii) is eligible for a target annual cash bonus equal to 50% of his base salary. Mr. Smith was granted an initial new hire option to purchase 60,000 ordinary shares and 25,000 restricted stock units.

Severance and Change in Control Benefits

Our employment agreements with Ms. Barrett, Mr. Kim and Mr. Smith provide that they are eligible for severance benefits upon certain involuntary terminations of employment, including in connection with a change in control, as described below.

Pursuant to each of their respective employment agreements (or amended employment agreement in the case of Ms. Barrett and Mr. Smith), if the named executive officer is terminated by the Company without cause, by the named executive officer for good reason, or due to the named executive officer’s death or disability (in the case of Ms. Barrett, Mr. Kim and Mr. Smith), then the named executive officer will be entitled to the following severance benefits: (i) continuing base salary payments for 6 months (or 12 months in the case of Ms. Barrett); (ii) a prorated target annual bonus for the year of termination (to the extent earned based on company performance and with any individual performance component deemed achieved); (iii) any unpaid annual bonus earned with respect to the year preceding termination; (iv) each restricted share award and option held by the named executive officer at the time of such termination that is outstanding and unvested will accelerate vesting and, as applicable, exercisability as to 8.33% of the award (or in the case of Ms. Barrett, the portion of the award otherwise scheduled to vest within the 12 month period following termination) and (v) COBRA payment reimbursement for up to 6 months (or 12 months in the case of Ms. Barrett) following such termination.

If there is a change in control and the named executive officer is terminated without cause or resigns for good reason, in either case within three months prior to, or 24 months following the effective date of the change in control, the named executive officer will be entitled to the following severance benefits, in lieu of the severance benefits described above: (i) a lump sum payment equal to the sum of (1) 12 months (18 months in the case of Ms. Barrett) of his or her then-current annual base salary and (2) 100% of his or her current target annual bonus; (ii) the amount of any COBRA premium payments made by the named executive officer during the 12 months (or 18 months in the case of Ms. Barrett) following such termination; and (iii) 100% vesting and exercisability of all of his or her Company equity awards that are outstanding and unvested as of the termination date.

Payment of the severance benefits described in the preceding paragraphs is subject to the named executive officer signing and not revoking a separation agreement and release of claims in a form satisfactory to us (except in the case of death with respect to Ms. Barrett only).

Other Benefits

Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We provided a 401(k) plan to all of our U.S. employees, including our named executive officers. We do not generally provide perquisites or personal benefits to our named executive officers. We do, however, pay the premiums for term life insurance and disability insurance for all of our employees, including our named executive officers.

Tax and Accounting Implications

Under Financial Accounting Standard Board ASC Topic 718(“ASC Topic 718”), we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC Topic 718.

Under Section 162(m) of the Code, compensation paid to each of our “covered employees” that exceeds $1 million per taxable year is generally non-deductible. Although the Compensation, Nominating and Corporate Governance Committee will continue to consider tax implications as one factor in determining executive compensation, it also looks at other factors in making its decisions and retains the flexibility to provide compensation for our named executive officers in a manner consistent with the goals of our executive compensation program and our best interests, and the best interests of our shareholders, which may include providing for compensation that is not deductible by us due to the deduction limit under Section 162(m) of the Code.

Clawbacks

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be legally required to reimburse our Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002.

Risk Analysis of Our Compensation Policies and Practices

The Compensation, Nominating and Corporate Governance Committee has reviewed the Company’s compensation policies and practices, in consultation with Compensia and outside Company counsel, to assess whether they encourage employees to take inappropriate risks. After reviewing and assessing the Company’s compensation philosophy, terms and practices, including the mix of fixed and variable, short and long-term incentives and overall pay, incentive plan structures, and the checks and balances built into, and oversight of, each plan and practice, the Compensation, Nominating and Corporate Governance Committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our Company as a whole. The Compensation, Nominating and Corporate Governance Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks; the mix of short-term compensation (in the form of salary and annual bonus, if any, which is based on a variety of performance factors), and long-term compensation (in the form of options to purchase our ordinary shares and restricted stock units) prevents undue focus on short-term results and helps align the interests of the Company’s executive officers with the interests of our shareholders.

2022 Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended December 31, 2022 and 2021 with respect to Ms. Barrett, Mr. Kim, and Mr. Smith.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Elizabeth Barrett	2022	764,290	—		—	753,195	307,449	45,626	1,870,560
Chief Executive Officer	2021	739,025	—		882,800	2,230,095	315,618	45,128	4,212,666
Don Kim	2022	354,303	—		77,200	114,131	148,000	44,382	738,016
Chief Financial Officer
Jason Smith	2022	440,019	10,000	(5)	57,900	150,639	198,900	68,663	926,121
General Counsel and Chief Compliance Officer	2021	429,260	30,000	(5)	55,175	296,758	182,798	64,680	1,058,671

1.

Represents the aggregate grant-date fair value of the restricted stock units awarded to the Named Executive Officer for the applicable year, calculated in accordance with ASC Topic 718 and does not take into account estimated forfeitures, which value is based on the closing market price of our ordinary shares on the date of grant.

2.

Represents the aggregate grant-date fair value of the stock options awarded to the named executive officer for the applicable year, calculated in accordance with ASC Topic 718, and does not take into account estimated forfeitures related to service-based conditions. The assumptions used in the calculation of these amounts are included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023.

3.	For more information, see “—Annual Performance Bonus” above.
4.	The amounts reported in this column represent the value of company paid life insurance, company contribution to 401(k) plans and other company paid health, dental and disability insurance premiums.
5.	Represents discretionary bonuses paid to Mr. Smith.

2022 Outstanding Equity Awards at Fiscal Year End Table

The following table shows for the fiscal year ended December 31, 2022, certain information regarding outstanding equity awards at fiscal year-end for our named executive officers. The options to purchase our ordinary shares were granted with a per share exercise price equal to the fair market value of one ordinary share on the date of grant, as determined in good faith by our Board. Options granted to Ms. Barrett and Mr. Smith vest in equal annual installments over three years from the vesting commencement date. Awards granted to Mr. Smith in 2020 and to Mr. Kim in September 2021 were granted as inducement awards under equity compensation plans not approved by security holders. All other equity awards were granted under our 2017 Plan.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that have not Vested (#)	Market Value of Shares of Stock that have not Vested ($)
Elizabeth Barrett
	1/3/2019	277,432	—	47.57	1/3/2029	—	—
	1/31/2020					5,000	44,350
	1/31/2020	30,000	15,000	29.41	1/31/2030	—	133,050
	1/31/2021					26,667	236,536
	1/31/2021	50,000	100,000	22.07	1/31/2031	—	887,000
	1/31/2022	—	150,000	7.72	1/31/2032	—	1,330,500
Don Kim	9/1/2021					10,667	94,616
	12/1/2021	3,333	6,667	11.92	12/1/2031	—	59,136
	1/31/2022					10,000	88,700
	3/25/2022	—	20,000	8.61	3/25/2122	—	177,400
Jason Smith	10/1/2020					8,334	73,923
	10/1/2020	40,000	20,000	19.66	10/1/2030	—	177,400
	1/31/2021					1,667	14,786
	1/31/2021	2,666	5,334	22.07	1/31/2031	—	47,313
	6/5/2021	5,000	10,000	17.98	6/5/2031	—	88,700
	1/31/2022					7,500	66,525
	1/31/2022	—	30,000	7.72	1/31/2032	—	266,100

Compensation Committee Interlocks and Insider Participation

None of our directors who serve as a member of our Compensation Committee (or our Compensation, Nominating and Corporate Governance Committee prior to separating such committee into a two committees) is, or has at any time during the past year been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our Board or Compensation Committee.

DIRECTOR COMPENSATION

Non-Employee Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or was earned or awarded during the year ended December 31, 2022 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Arie Belldegrun (2)	200,000	58,499	258,499
Cynthia M. Butitta (3)	65,000	58,499	123,499
Fred E. Cohen (4)	60,000	58,499	118,499
Stuart Holden (5)	62,500	58,499	120,999
Ran Nussbaum (Pontifax III partnerships) (6)	60,000	58,499	118,499
Leana Wen (7)	47,500	127,484	174,984
Dan Wildman (8)	45,000	197,830	242,830

(1)

The amounts reported in this column do not reflect the amounts that may actually be received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of options to purchase our ordinary shares granted to our non-employee Directors during the fiscal year ended December 31, 2020, as computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023. As required by SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. Our non-employee directors who have received shares will only realize compensation with regard to these options to the extent the market price of our ordinary shares is greater than the exercise price of such options.

(2)	Aggregate number of option awards outstanding held by Dr. Belldegrun at December 31, 2022 was 65,000.
(3)	Aggregate number of option awards outstanding held by Ms. Butitta at December 31, 2022 was 95,000.
(4)	Aggregate number of option awards outstanding held by Dr. Cohen at December 31, 2022 was 70,000.
(5)	Aggregate number of option awards outstanding held by Dr. Holden at December 31, 2022 was 55,000.
(6)	Aggregate number of option awards outstanding beneficially owned by Mr. Nussbaum at December 31, 2022 was 45,000.
(7)	Aggregate number of option awards outstanding held by Ms. Wen at December 31, 2022 was 1,666.
(8)	Mr. Wildman did not have any option awards outstanding at December 31, 2022.

The cash fees paid to or earned by our directors in 2022, as reflected in the table above, were paid pursuant to our director compensation policy in effect in 2022. Pursuant to this policy, directors received $40,000 for their service on the Board, except for our Chair, Dr. Belldegrun, who $195,000 for his service as Chair of our Board. Members of the Compensation, Nominating and Corporate Governance Committee, and the Compliance Committee, received an additional $5,000 per year, or $15,000 in the case of the committee Chair. Members of the Audit Committee received an additional $7,500 per year, or $20,000 in the case of the committee Chair. Members of the Compliance Committee received an additional $5,000 per year, or $15,000 in the case of the committee Chair.

Non-Employee Director Compensation Policy

Our Board adopted a Director Compensation Policy pursuant to which each of our directors who is not an employee of our company, which is currently all directors other than Ms. Barrett, is eligible to receive compensation for service on our Board and committees of our Board. Under the Director Compensation Policy, each non-employee member of our Board is entitled to receive a cash retainer in the following amounts for service in each specified role:

Annual Board Service Retainer:

•	Chair of the Board: $195,000

•	All other eligible directors: $40,000

Annual Committee Member Service Retainer (in addition to Board Service Retainer):

•	Member of the Audit Committee: $7,500

•	Member of the Compensation, Nominating and Corporate Governance Committee: $5,000

•	Member of the Compliance Committee: $5,000

Annual Committee Chair Service Retainer (in addition to Committee Member Service Retainer):

•	Chair of the Audit Committee: $20,000

•	Chair of the Compensation, Nominating and Corporate Governance Committee: $15,000

•	Chair of the Compliance Committee: $15,000

Each non-employee director is also entitled to receive an initial option grant to purchase 20,000 of our ordinary shares, and an annual option grant to purchase 10,000 of our ordinary shares on the date of each annual shareholders meeting of the Company, contingent upon their continued service as a non-employee member of the Board. If a director joins the Board between annual meetings, the annual grant awarded at his/her first annual meeting will be pro-rated based on the duration of service leading up to the meeting date: (i) for service between 0 (zero) and 90 (ninety) days – no grant; (ii) for service between 91 (ninety-one) and 180 (one hundred eighty) days – 5,000 (five thousand) options; and (iii) for service of at least 181 (one hundred eighty-one) days – 10,000 (ten thousand) options. The exercise price per share of each stock option granted under the non-employee director compensation policy will be equal to 100% of the fair market value of the underlying ordinary share on the date of grant. The initial option grants vest in equal quarterly installments over a period of two years. The annual option grants vest in equal quarterly installments over a period of one year.

Additionally, a grant in excess of the 20,000 ordinary share initial option grant may be applied as an inducement for eligible or prospective non-employee directors.

Our non-employee directors also received reimbursement of their actual out-of-pocket costs and expenses incurred in connection with attending Board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance at December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,232,937		$29.82	1,245,057
Equity compensation plans not approved by security holders(1)	357,602	(2)	$9.79	350,271
Total	2,590,539		$27.05	1,595,328

1.

In May 2019, we adopted the UroGen Pharma Ltd. 2019 Inducement Plan (the “Inducement Plan”) without the approval of our security holders. Under the Inducement Plan, the Company is authorized to issue up to 900,000 ordinary shares pursuant to awards issued under the Inducement Plan. In December 2021, the Board approved a 300,000 increase in the share reserve of the Inducement plan. Our Inducement Plan provides for the grant of nonstatutory stock options, restricted stock unit awards, and other awards. The only persons eligible to receive awards under our Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. In addition, awards granted under our Inducement Plan must be approved by either a majority of the Company’s “independent directors” (as such term is defined in Nasdaq Marketplace Rule 5605(a)(2)) or the Compensation, Nominating and Corporate Governance Committee, provided such committee comprises solely independent directors. The terms of our Inducement Plan are otherwise substantially similar to our Amended 2017 Plan (including with respect to the treatment of awards upon corporate transactions involving us or certain changes in our capitalization).

2.

As of December 31, 2022, options to purchase 122,000 ordinary shares and restricted stock units covering 309,452 shares were outstanding under the Inducement Plan. All options granted under the Inducement Plan have a maximum term of ten years. The Inducement Plan, and awards thereunder, may be amended by the Board at any time or from time to time in accordance with the terms of the Inducement Plan and applicable law.

3.	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information relating to the beneficial ownership of our ordinary shares as of March 31, 2023, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding ordinary shares;

•	each of our directors and each nominee for director;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

Beneficial ownership is based upon 23,449,521 ordinary shares issued and outstanding as of March 31, 2023 and determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated, we believe that the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. Ordinary shares issuable upon vesting of outstanding equity awards that are exercisable or subject to vesting within 60 days after March 31, 2023 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

Unless otherwise noted below, the address of each shareholder, director and executive officer is c/o UroGen Pharma Ltd., 400 Alexander Park Drive, 4th Floor, Princeton, New Jersey 08540.

Name of Beneficial Owner	Number	Percent
Greater than 5% Shareholders
Menora Mivtachim Holdings Ltd.(1)	2,919,003	12.5%
Arkin Communications Ltd (2)	1,369,315	5.8%
Entities affiliated with Pontifax Management III G.P. (2011) Ltd.(3)	1,532,669	6.5%
Stonepine Capital Management, LLC (4)	1,304,947	5.6%
Directors and Named Executive Officers
Elizabeth Barrett(5)	799,373	3.3%
Don Kim(6)	24,586	*
Jason Smith (7)	74,206	*
Arie Belldegrun(8)	476,193	2.0%
Cynthia M. Butitta(9)	97,500	*
Fred E. Cohen(10)	87,500	*
Stuart Holden(11)	57,500	*
Ran Nussbaum(12)	1,532,669	6.5%
Leana Wen(13)	3,332	*
Dan Wildman(14)	3,332	*
All current directors and executive officers as a group (11 persons)(15)	3,482,949	14.2%

*	Indicates beneficial ownership of less than 1% of the total ordinary shares outstanding.
1)

Represents ordinary shares beneficially owned as of December 31, 2022, based on a Schedule 13F filed on February 13, 2023, by Menora Mivtachim Holdings Ltd. In such filing, Menora Mivtachim Holdings Ltd. lists its address as Menora House, 23 Jabotinsky St., Ramat Gan 5251102, Israel, and indicates that it has shared voting power with respect to 2,919,003 ordinary shares and shared dispositive power with respect to 2,919,003 ordinary shares.

2)

Represents ordinary shares beneficially owned as of December 31, 2019, based on a Schedule 13D filed on February 12, 2020, by Arkin Communications Ltd. In such filing, Arkin Communications Ltd. indicates that it has shared voting power with respect to 1,369,315 ordinary shares and shared dispositive power with respect to 1,369,315 ordinary shares.

3)

Consists of 1,485,169 ordinary shares and 47,500 ordinary shares issuable upon exercise of outstanding options held by Entities affiliated with Pontifax Management III G.P. (2011) Ltd within 60 days following March 31, 2023.

4)

Represents ordinary shares beneficially owned as of December 31, 2022, based on a Schedule 13G/A filed on February 13, 2023, by Stonepine Capital Management, LLC. In such filing, Stonepine Capital Management, LLC indicates that it has shared voting power with respect to 1,304,947 ordinary shares and shared dispositive power with respect to 1,304,947 ordinary shares.

5)	Consists of 326,941 ordinary shares and 472,432 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2023.
6)	Consists of 14,586 ordinary shares and 10,000 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2023.
7)	Consists of 13,873 ordinary shares and 60,333 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2023.
8)	Consists of 408,693 ordinary shares and 67,500 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2023.
9)	Consists of 97,500 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2023.
10)	Consists of 15,000 ordinary shares and 72,500 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2023.
11)	Consists of 57,500 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2023.
12)

Consists of the 1,485,169 ordinary shares held by Entities affiliated with Pontifax Management III G.P. (2011) Ltd., of which Mr. Nussbaum is a director, and 47,500 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units held by Mr. Nussbaum within 60 days following March 31, 2023.

13)	Consists of 3,332 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2023.
14)	Consists of 3,332 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2023.
15)

Includes the shares described in notes (5) through (14) and 326,758 ordinary shares (which includes 178,198 ordinary shares issuable upon the exercise of options or upon settlement of restricted stock units within 60 days of March 31, 2023) beneficially owned by an additional executive officer who is not named in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

Certain Related-Person Transactions

Described below are all transactions occurring since January 1, 2021 to which we were a party and in which (i) the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and (ii) a director, executive officer, holder of more than 5% of our outstanding ordinary shares, or any member of such person’s immediate family had or will have a direct or indirect material interest, other than the equity and other compensation agreements that are described under “Executive Compensation” and “Director Compensation.” We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.

Indemnification agreements

Our articles of association permit us to exculpate, indemnify and insure each of our directors and executive officers to the fullest extent permitted by the Israeli Companies Law. We have entered into indemnification agreements with each of our directors and executive officers, undertaking to indemnify them to the fullest extent permitted by Israeli law, to the extent that these liabilities are not covered by insurance. We have also obtained Directors and Officers insurance for each of our executive officers and directors.

Employment Agreements

We have entered into an employment agreement with our named executive officers. For more information regarding these agreements, see “Executive Compensation.”

Share Option Grants to Executive Officers and Directors

We have granted options to purchase our ordinary shares and restricted stock units to our directors and named executive officers as more fully described in the sections titled “Director Compensation” and “Executive Compensation,” respectively.

Policies and Procedures for Transactions with Related Persons

We adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee or, if Audit Committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, interests, direct and indirect, of the related persons, benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or other independent body of our Board, is required to take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our shareholders, as our Audit Committee, or other independent body of our Board, determines in the good faith exercise of its discretion.

Independence of the Board of Directors

Applicable Nasdaq rules require a majority of a listed company’s directors to be comprised of independent directors within one year of listing. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s Audit, Compensation and Nominating and Corporate Governance Committees be independent and that Audit Committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. The Board consults with the Company’s counsel to ensure that the Board’s independence determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, the Board has determined that all of our directors, except Ms. Barrett, are independent directors, as defined under applicable Nasdaq listing standards. In making such determination, our Board considered the relationships that each such non-employee director has with the Company and all other facts and circumstances that our Board deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2022 and 2021, by PwC.

	Year Ended December 31,
	2022	2021
	(in thousands)
Audit Fees(1)	$1,155	$1,103
Tax Fees(2)	74	—
All Other Fees(3)	1	1

	$1,230	$1,104

1)

For the years ended December 31, 2022 and 2021, the aggregate audit fees were for professional services rendered for audits, quarterly reviews of our consolidated financial statements and statutory financial statements and preparation of comfort letters.

2)	For the year ended December 31, 2022, tax fees were tax consulting services and tax transfer pricing services.
3)	For the years ended December 31, 2022 and 2021, all other fees were for accounting research subscription services.

All fees described above were pre-approved by the Audit Committee.

Pre-Approval Policies and Procedures

The Audit Committee must pre-approve all audit, audit-related and all permitted non-audit services, and related fees and terms, to be provided to the Company by the independent auditor under applicable law and regulations. Pre-approval may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to the Audit Committee’s Chairperson, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by PwC US is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 of the Form 10-K.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Part II, Item 8 of the Form 10-K.

(a)(3) Exhibits.

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement, dated October 1, 2015, between the Registrant and Telormedix SA (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form F-1 (File No. 333-217201), filed with the SEC on April 7, 2017).

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

4.1	Reference is made to Exhibit 3.1.

4.2	Description of the Registrant’s Ordinary Shares (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 2, 2020).

10.1*	Form of Officer Indemnity and Exculpation Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Report Form 6-K (File No. 001-38079), filed with the SEC on July 13, 2018).

10.2*	Amended and Restated 2010 Israeli Share Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 20-F (File No. 001-38079), filed with the SEC on March 15, 2018).

10.3*	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 24, 2023).

10.4*	2017 Israeli Equity Incentive Sub Plan to the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form F-1 (File No. 333-217201), filed with the SEC on April 7, 2017).

10.5	UroGen Pharma Ltd. 2019 Inducement Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 21, 2022).

10.6	Form of Stock Option Grant Notice and Stock Option Agreement under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on May 28, 2019).

10.7	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on May 28, 2019).

10.8*	Amended and Restated Compensation Policy for Officer Holders (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 24, 2023).

10.9*	Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 3, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on February 28, 2019).

10.10*	Amendment 1 to Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.11*	Omnibus Amendment to Equity Awards by and between the Registrant and Elizabeth Barrett, dated as of January 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.12*	Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of December 5, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on February 28, 2019).

10.13*	Amendment 1 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-8079), filed with the SEC on May 13, 2021).

10.14*	Amendment 2 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of March 15, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.15*	Employment Agreement between the Registrant and Jason Smith, dated August 12, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on November 9, 2020).

10.16*	Amendment 1 to Employment Agreement between the Registrant and Jason Smith, dated January 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 13, 2021).

10.17	Employment Agreement between the Company and Dong Kim, dated March 20, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on March 21, 2022).

10.18 †	License Agreement, dated November 8, 2019, by and between the Registrant and Agenus Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 2, 2020).

10.19	Lease Agreement, dated November 4, 2019, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 2, 2020).

10.20	Amendment to Lease Agreement, dated June 8, 2022, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on August 11, 2022).

10.21 †	Manufacturing and Supply Agreement, dated May 30, 2020, by and between the Registrant and Isotopia Molecular Imaging Ltd. (the “Isotopia Agreement”) and the extension to the Isotopia Agreement, dated August 25, 2022, by and between the Registrant and Isotopia Molecular Imaging Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on November 10, 2022).

10.22 †	Manufacturing & Supply Agreement, dated as of April 24, 2020 and amended as of March 2, 2022, by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 10, 2022).

10.23	Loan Agreement, dated as of March 7, 2022, by and among UroGen Pharma Ltd. (the “Company”), UroGen Pharma, Inc., as the borrower, and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors, BPCR Limited Partnership, as a lender, BioPharma Credit Investments V (Master) LP, as a lender, and BioPharma Credit PLC, as collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38079), filed with the SEC on May 10, 2022).

21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 24, 2023).

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 24, 2023).

23.2††	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 24, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 24, 2023).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 24, 2023).

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 24, 2023).

101	The following financial information from the Annual Report on Form 10-K of UroGen Pharma Ltd. for the year ended December 31, 2022, formatted in Inline XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (previously filed as Exhibit 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 24, 2023).

104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL

*	Management contract or compensatory plan.
†	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
††	Correction of the hyperlink for Exhibit 23.1 to the Form S-3 (File Number 333-268398), filed with the SEC on November 15, 2022.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

UROGEN PHARMA LTD.

May 1, 2023	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer