Form 10-Q
period 2023-03-31
UroGen Pharma Ltd.
filed 2023-05-11
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 23,453,672 ordinary shares, par value NIS 0.01 per share, outstanding.

UroGen Pharma Ltd.

Trademarks and Trade Names

Unless the context requires otherwise, references in this Quarterly Report to the “Company,” "UroGen," “we,” “us” and “our” refer to UroGen Pharma Ltd. and its subsidiary, UroGen Pharma, Inc.

UroGen®, RTGel®, Jelmyto® and Cystoject™ are trademarks of ours that we use in this Quarterly Report. This Quarterly Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to our trademark and tradenames. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$36,540	$55,408
Marketable securities	28,514	44,556
Restricted cash	814	813
Accounts receivable	12,493	12,704
Inventories	5,466	4,325
Prepaid expenses and other current assets	12,146	11,101
Total current assets	95,973	128,907
Non-current assets:
Property and equipment, net	1,103	1,297
Restricted deposit	224	223
Right of use assets	2,329	2,452
Marketable securities	10,165	—
Other non-current assets	3,160	2,740
Total Assets	$112,954	$135,619
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$17,130	$12,383
Employee related accrued expenses	4,919	8,257
Other current liabilities	3,185	3,276
Total current liabilities:	25,234	23,916
Non-current liabilities:
Prepaid forward obligation	101,912	98,923
Long-term debt	97,941	97,537
Long-term lease liabilities	1,403	1,586
Uncertain tax positions liability	3,018	3,018
Total Liabilities	229,508	224,980
Commitments and Contingencies (Note 18)
Shareholders' Deficit:
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 23,440,521 and 23,129,953 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	64	63
Additional paid-in capital	490,744	487,787
Accumulated deficit	(607,317)	(577,104)
Accumulated other comprehensive loss	(45)	(107)
Total Shareholders' Deficit	(116,554)	(89,361)
Total Liabilities and Shareholders' Deficit	$112,954	$135,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$17,192	$13,564
Cost of revenue	2,265	1,525
Gross profit	14,927	12,039
Operating expenses:
Research and development expenses	12,498	12,696
Selling, general and administrative expenses	24,474	21,300
Operating loss	(22,045)	(21,957)
Financing on prepaid forward obligation	(5,224)	(5,826)
Interest expense on long-term debt	(3,553)	(282)
Interest and other income (expense), net	630	(2)
Loss before income taxes	(30,192)	(28,067)
Income tax expense	(21)	(325)
Net Loss	$(30,213)	$(28,392)
Statements of Comprehensive Loss
Net loss	$(30,213)	$(28,392)
Other comprehensive loss
Unrealized gain (loss) on investments	62	(44)
Comprehensive Loss	$(30,151)	$(28,436)
Net loss per ordinary share - basic and diluted	$(1.30)	$(1.25)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	23,279,951	22,631,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of January 1, 2023	23,129,953	$63	$487,787	$(577,104)	$(107)	$(89,361)
Changes During the Three Months Ended March 31, 2023
Exercise of options into ordinary shares	310,568	1	671			672
Share-based compensation			2,286			2,286
Other comprehensive income					62	62
Net loss				(30,213)		(30,213)
Balance as of March 31, 2023	23,440,521	$64	$490,744	(607,317)	$(45)	$(116,554)

Balance as of January 1, 2022	22,462,995	$61	$475,698	$(467,321)	(25)	$8,413
Changes During the Three Months Ended March 31, 2022
Exercise of options into ordinary shares	219,226	1	(1)			—
Share-based compensation			2,949			2,949
Other comprehensive loss					(44)	(44)
Net loss				(28,392)		(28,392)
Balance as of March 31, 2022	22,682,221	$62	$478,646	$(495,713)	$(69)	$(17,074)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(30,213)	$(28,392)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	217	215
Accrued financing on prepaid forward obligation	2,873	4,289
Amortization (accretion) on marketable securities	(354)	50
Share-based compensation	2,286	2,949
Amortization of discount on long-term debt	404	282
Amortization of right of use assets	218	241
Changes in operating assets and liabilities:
Inventory	(1,140)	76
Accounts receivable	211	2,218
Prepaid expenses and other current assets	(1,045)	(1,800)
Other non-current assets	(421)	(169)
Accounts payable and accrued expenses	4,747	(2,169)
Employee related accrued expenses	(3,338)	(1,801)
Other current liabilities	—	301
Lease liabilities	(252)	(286)
Net cash used in operating activities	(25,807)	(23,996)
Cash Flows From Investing Activities
Purchases of marketable securities	(24,176)	—
Maturities of marketable securities	30,469	13,621
Purchases of property and equipment	(23)	(25)
Net cash provided by investing activities	6,270	13,596
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	671	—
Proceeds from issuance of long-term debt	—	70,831
Issuance cost related to at-the-market issuances	—	(89)
Net cash provided by financing activities	671	70,742
Increase (Decrease) in Cash and Cash Equivalents	(18,866)	60,342
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	56,220	45,587
Cash, Cash Equivalents and Restricted Cash at End of Period	$37,354	$105,929
Supplemental Disclosures of Non-Cash Activities
Right of use assets obtained in exchange for new operating lease liabilities	$95	$6
Non-cash issuance cost	$—	$3

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Nature of Operations

Nature of Operations

UroGen Pharma Ltd. is an Israeli company incorporated in  April 2004 (“UPL”).

UroGen Pharma, Inc., a wholly owned subsidiary of UPL, was incorporated in Delaware in  October 2015 and began operating in  February 2016 (“UPI”).

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

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for fair statement of its financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2023.

The Company has experienced net losses since its inception and has an accumulated deficit of $607.3 million and $577.1 million as of March 31, 2023 and December 31, 2022, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan.

In accordance with the accounting guidance related to the presentation of financial statements, management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is expected to be impacted by its ability to raise additional capital to fund its operations, produce cash inflows from Jelmyto product sales and develop UGN-102.

The Company believes that absent sufficient proceeds received from equity, financing, or business development transactions, the Company will not have sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. Accordingly, the Company will, over the next 12 months, require significant additional financing to continue its operations. In addition, there can be no assurances that the Company will be able to secure such additional financing if at all, on terms that are satisfactory to the Company, and in amounts sufficient to meet its needs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Failure to successfully receive additional financing will require the Company to delay, limit or reduce product development and commercialization efforts.

Note 3 – Significant Accounting Policies

Principles of Consolidation

The Company's condensed consolidated financial statements include the accounts of UPL and its subsidiary, UPI. Intercompany balances and transactions have been eliminated during consolidation.

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

Accordingly, transactions in currencies other than the Dollar are measured and recorded in the functional currency using the exchange rate in effect at the date of the transaction. At the balance sheet date, monetary assets and liabilities that are denominated in currencies other than the Dollar are measured using the official exchange rate at the balance sheet date. The effects of foreign currency re-measurements are recorded in the condensed consolidated statements of operations as “Interest and other income (expense), net.”

Cash and Cash Equivalents; Marketable Securities

The Company presents all highly liquid investments with an original maturity of three months or less when purchased as cash equivalents. Cash and cash equivalents generally consist of money market funds and bank money market accounts and are stated at cost, which approximates fair value.

Cash and cash equivalents and marketable securities totaled $75.2 million as of March 31, 2023. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

Revenue

Product sales from Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangement with a single customer, a third-party national specialty distributor. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refund for discarded drug, which are estimated based on the Company’s historical experience.

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

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Accounts payable	$6,968	$5,527
Accrued sales reserves	1,646	618
Accrued clinical expenses	2,321	2,853
Accrued research and development expenses	822	1,285
Accrued selling, general and administrative expenses	4,185	1,609
Accrued other expenses	1,188	491
Total accounts payable and accrued expenses	$17,130	$12,383

Interest and Other Income (Expense), Net

Interest and other income (expense), net consisted of the following as of March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$645	$2
Other expense, net	(15)	(4)
Total interest and other income (expense), net	$630	$(2)

Note 5 – Inventories

Inventories consisted of the following as of  March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials (1)	$5,297	$4,676
Finished goods	2,960	2,019
Total inventories	$8,257	$6,695

(1) $2.8 million and $2.4 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively. Changes in non-current assets are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of March 31, 2023 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	March 31,	Identical Assets	Inputs
	2023	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$658	$658	$—
Marketable securities
U.S. government	18,842	18,842	—
Corporate bonds	7,386	—	7,386
Commercial paper	4,810	—	4,810
Certificates of deposit	7,641	—	7,641
Total marketable securities	38,679	18,842	19,837
Total assets at fair value	$39,337	$19,500	$19,837

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2022	(Level 1)	(Level 2)
Marketable securities
U.S. government	$28,693	$28,693	$—
Corporate bonds	2,387	—	2,387
Commercial paper	9,392	—	9,392
Certificates of deposit	4,084	—	4,084
Total marketable securities	$44,556	$28,693	$15,863

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of March 31, 2023 and December 31, 2022. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of March 31, 2023 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$658	$-	$—	$658
Marketable securities:
U.S. government	$18,829	$34	$(21)	$18,842
Corporate bonds	7,411	2	(27)	7,386
Commercial paper	4,821	—	(11)	4,810
Certificates of deposit	7,663	—	(22)	7,641
Total marketable securities	$38,724	$36	$(81)	$38,679
Total assets at fair value	$39,382	$36	$(81)	$39,337

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of March 31, 2023, the amortized cost of investments included an immaterial amount of accrued interest. As of March 31, 2023, marketable securities were in a net unrealized loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  March 31, 2023, the aggregate fair value of investments held by the Company in an unrealized loss position was $22.2 million which consisted of 22 securities. The unrealized loss was primarily driven by rising interest rates. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  March 31, 2023, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no allowance for credit losses were recognized in the period.

The Company’s investments as of March 31, 2023 mature at various dates through January 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Maturities within one year	$29,172	$44,556
Maturities after one year through three years	10,165	—
Total investments	$39,337	$44,556

Note 8 – Property and Equipment

Property and equipment, consists of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory equipment	$456	$452
Computer equipment and software	2,179	2,168
Furniture	610	602
Leasehold improvements	617	617
Manufacturing equipment	608	608
	4,470	4,447
Less: accumulated depreciation and amortization	(3,367)	(3,150)
Property and equipment, net	$1,103	$1,297

Depreciation and amortization expense was $0.2 million for the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the three months ended March 31, 2023 for annual net sales up to $200 million was 13.0%.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2022 and for the three months ended March 31, 2023, in thousands:

Carrying value of prepaid forward obligation as of December 31, 2021	$85,713
Financing on prepaid forward obligation	21,559
Amounts paid and payable (1)	(8,349)
Carrying value of prepaid forward obligation as of December 31, 2022	98,923
Financing on prepaid forward obligation	5,224
Amounts paid and payable (1)	(2,235)
Carrying value of prepaid forward obligation as of March 31, 2023	$101,912

(1) $2.2 million and $2.3 million of the Amounts paid and payable are included as current portion of the prepaid forward obligation within other current liabilities on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Note 10 – Long-Term Debt

On  March 7, 2022, the Company entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million was funded in  March 2022. The second tranche of $25 million was funded in  December 2022. The facility will mature five years from initial funding and can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums and make-whole amounts. The loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month London Inter-Bank Offered Rate (“LIBOR”) (with a 1.25% floor) plus 8.25%. Upon the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York. The Company is not required to maintain any financial covenants.

The Company incurred financing expenses of $4.2 million which are recognized as a direct offset to the long-term debt on the Company's condensed consolidated balance sheets. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the condensed consolidated statements of operations as "Interest expense".

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Long-term debt at closing of Pharmakon loan	$100,000
Capitalized costs and discounts	(4,217)
Interest expense	8,438
Amounts paid	(6,685)
Carrying value of Pharmakon loan as of December 31, 2022	97,537
Interest expense	3,553
Amounts paid	(3,149)
Carrying value of Pharmakon loan as of March 31, 2023	$97,941

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases as of March 31, 2023:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025.  The Company's remaining contractual obligation under this lease is approximately $0.7 million as of March 31, 2023.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.3 million as of March 31, 2023. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.2 million as of March 31, 2023. The Company accounts for the sublease as an operating lease in accordance with ASC 842.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $1.6 million as of March 31, 2023.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s leases expire at various dates from 2023 through 2026, with varying renewal and termination options.

The components of lease cost for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$228	$259
Sublease income	(56)	(56)
Variable lease cost	19	17
	$191	$220

The amounts recognized as of March 31, 2023 and  December 31, 2022 were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Right-of-use assets	$2,329	$2,452
Long-term lease liabilities	1,403	1,586
Other current liabilities	968	941

As of March 31, 2023, no impairment losses have been recognized.

Supplemental information related to leases for the three months ended  March 31, 2023 and 2022 is as follows (in thousands, except for lease terms and discount rate amounts):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	294	296
Right-of-use assets obtained in exchange for new operating lease liabilities	95	6
Weighted-average remaining lease term of operating leases (in years)	2.43	1.28
Weighted-average discount rate of operating leases	10.12%	5.78%

As of March 31, 2023, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2023	$877
2024	930
2025	816
2026	53
2027 and thereafter	—
Total future minimum lease payments	$2,676
Less: Interest	(305)
Present value of lease liabilities	$2,371

Subleases

As of March 31, 2023, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis were as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2023	$188
2024	49
2025 and thereafter	—
$237

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Jelmyto	$17,192	$13,564

Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refund for discarded drug, which are estimated based on the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivable while other remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for period ended of March 31, 2023 (in thousands):

	Reserves related to government sponsored programs	Other reserves	Total accrued sales reserves
Balance as of December 31, 2022	$590	$847	$1,437
Accruals	2,226	3,010	5,236
Utilizations	(2,470)	(2,060)	(4,530)
Balance as of March 31, 2023	$346	$1,797	$2,143

Note 13 – License and Collaboration Agreements

Agenus Agreement

In November 2019, the Company entered into a license agreement with Agenus Inc., pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is a formulation of zalifrelimab administered using RTGel technology that is in Phase 1 clinical development for high-grade non-muscle invasive bladder cancer ("high-grade NMIBC").

MD Anderson Agreement

In January 2021, the Company announced that it entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Pursuant to the agreement, the Company has made bi-annual payments totaling $2.0 million to MD Anderson to fund the collaboration, recognized evenly over the associated period through research and development expenses. In July 2022, the Company determined that it had achieved the objectives that it established when the agreement was initiated, and notified MD Anderson that it was exercising its right to conclude the collaboration in 2022 as the Company did not foresee initiating further development activities as part of the collaboration, although the Company will continue to collaborate on existing joint projects. As a result of this notification, the Company is not responsible for any further fixed bi-annual funding payments in 2023, although the Company will be responsible for costs related to existing joint projects that exceed the payments already made to MD Anderson.

Note 14 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of March 31, 2023 and December 31, 2022. The Company had 23.4 million and 23.1 million ordinary shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

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

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan was 1,400,000. On January 1, 2018, the share reserve increased by 250,167 to 1,650,167 shares. On October 12, 2018, the Company increased the number of ordinary shares authorized for issuance under the 2017 Plan by 1,900,000 to 3,550,167 shares. On June 8, 2020, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 3,950,167 shares. On June 7, 2021, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 4,350,167 shares. On June 8, 2022, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 4,750,167 shares.

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

As of March 31, 2023, 3,545,519 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 1,020,735 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development expenses	$525	$726
Selling, general and administrative expenses	1,761	2,223
Total share-based compensation expense	$2,286	$2,949

The total unrecognized compensation cost of options and RSUs at March 31, 2023 is $14.2 million with a weighted average recognition period of 2.1 years.

Note 16 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of March 31, 2023, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2022, 2021 and 2020, and for the three months ended March 31, 2023. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $3.0 million as of March 31, 2023, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2023, the Company’s liability for uncertain tax positions includes $1.1 million of accrued interest and penalties.

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

Note 17 – Related Parties

There were no related party transactions for the three months ended March 31, 2023 or 2022.

Note 18 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2023 and December 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

See Note 11 for further discussion regarding lease commitments.

Note 19 – Subsequent Events

The Company has evaluated and determined there were no subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”), which was filed with the SEC on March 24, 2023. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, trends, seasonality, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved product Jelmyto (mitomycin) for pyelocalyceal solution, and our investigational candidate, UGN-102 (mitomycin) for intravesical solution, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”), respectively. In addition, our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as both monotherapy and in combination therapy.

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

We believe that RTGel, when formulated with an active drug, may allow for the improved efficacy of treatment of various types of urothelial and specialty cancers and urologic diseases without compromising the safety of the patient or interfering with the natural flow of fluids in the urinary tract. RTGel achieves this by:

•

increasing the exposure of active drugs in the bladder and upper urinary tract by significantly extending the dwell time of the active drug while conforming to the anatomy of the bladder and the upper urinary tract, which allows for enhanced drug tissue coverage. For example, the average dwell time of the standard aqueous mitomycin formulation, currently used as adjuvant treatment, in the upper urinary tract is approximately five minutes, compared to up to six hours when mitomycin is formulated with RTGel;

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

Jelmyto

On April 15, 2020, the U.S. Food and Drug Administration ("FDA") approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto exists through April 15, 2023, and Orphan Drug exclusivity applies through April 15, 2027, as well as a composition of matter patents set to expire in early 2031. The main patents that protect Jelmyto in the United States are set to expire in January 2031. These patents were listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, ureters and kidneys. In the United States, there are approximately 6,000 - 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. Prior to Jelmyto, the current standard of care included endoscopic resection(s) and radical nephroureterectomy, the latter which involves the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery. We are focused on changing the way urothelial cancers are treated, an area in which there has been no significant advancements in recent years. Jelmyto is the first drug therapy of its kind, providing an alternative to endoscopic resection(s) and/or radical nephroureterectomy.

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

In December 2022, we presented new data from a follow up study to the OLYMPUS trial designed to obtain long‐term data on Jelmyto. Based on data available for 16 of the 23 patients who had remained in CR at the end of the OLYMPUS study, the median duration of response in that subset of patients was 28.9 months. Thirteen patients remained in CR, two patients had recurrence of low grade‐UTUC on the same side as treated in OLYMPUS, and one patient underwent RNU due to ureteral stricture without evidence of UTUC at the time of surgery. No patient had progressed to high‐grade disease.

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

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payors. Medicare patients are covered and the vast majority of commercial plans have policies in place, in whole covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration seamless for practitioners and patients, including entering into an agreement with a major national specialty pharmacy under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture on our behalf. In September 2022, the FDA authorized an extension of the in-use period for Jelmyto admixture from eight hours to 96 hours (four days) following reconstitution of the product, adding convenience and flexibility in managing patient care.

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

In December 2022 we presented new data from a follow up study to the OPTIMA II study designed to obtain long-term data on UGN-102 that shows median duration of response of 24.4 months based on available data for 15 out of 25 patients who achieved a complete response in OPTIMA II. Seven patients remained in CR, six patients had recurrence of low-grade disease, one patient had progression to high-grade disease and one patient withdrew consent but remained in CR at the last evaluation prior to discontinuation. All patients were alive at the last contact, and five patients were known to have had post-study treatment with transurethral resection of the bladder tumors or fulguration.

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

In February 2022, we announced the initiation of the Phase 3 ENVISION trial, targeting enrollment of 220 patients across 90 sites. In December 2022, we completed our target enrollment of the Phase 3 ENVISION trial. Assuming positive findings, we anticipate submitting an NDA for UGN-102 in 2024, subject to FDA agreement on the proposed submission. As a result of the FDA's acceptance of a single arm approach, we stopped enrollment of the Phase 3 ATLAS study. However, at the time enrollment was stopped, any patients who had signed an informed consent were able to complete screening, and if eligible were randomized into the trial. Clinical results from these patients are expected to generate additional safety and efficacy data and other insights in our evaluation of UGN-102 as a primary therapy in the treatment of low-grade intermediate risk NMIBC.

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

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 monoclonal antibody, which we intend to study as a standalone agent and as a combination therapy. Non-human primate toxicity studies supported the initiation of a multi-arm Phase 1 study of UGN-301 in combination with other agents. We believe that this approach leverages our unique drug delivery technology and provides an opportunity to evaluate intravesical delivery of UGN-301 in combination with other immuno-modulators, chemotherapies, gene therapy and innate immune stimulators.

High-grade non-muscle invasive bladder cancer ("high-grade NMIBC") is a highly aggressive form of bladder cancer. TURBT followed by adjuvant intravesical immunotherapy with Bacillus of Calmette and Guerin ("BCG") is the current standard of care therapy for high-grade NMIBC. However, the high rates of recurrence and significant risk of progression to muscle-invasive tumors are particularly dangerous. Radical cystectomy, or bladder removal is strongly advocated in patients with BCG-unresponsive NMIBC (i.e., patients with BCG-refractory and BCG-relapsing tumors in whom further BCG therapy is not recommended) or for patients who cannot tolerate BCG.

The first combination we are seeking to investigate clinically involves the sequential use of UGN-201 (imiquimod), a toll-like receptor-7 ("TLR 7") agonist, and UGN-301 in high-grade NMIBC. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. We believe that UGN-201 may elicit an innate immune response in the presence of released bladder cancer antigens, which may translate into a long lasting acquired immune response. We believe the combination of UGN-301 and UGN-201 could elicit an innate as well as adaptive immune response and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapy. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab via intravesical delivery for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that the combination of UGN-301 and UGN-201 makes local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

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

MD Anderson Agreement

In January 2021, we announced that we had entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Pursuant to the agreement, we have made bi-annual payments totaling $2.0 million to MD Anderson to fund the collaboration, recognized evenly over the associated period through research and development expenses. In July 2022, we determined that we had achieved the objectives that we established when the agreement was initiated, and notified MD Anderson that we were exercising our right to conclude the collaboration in 2022 as we did not foresee initiating further development activities as part of the collaboration, although we will continue to collaborate on existing joint projects. As a result of this notification, we are not responsible for any further fixed bi-annual funding payments in 2023, although we will be responsible for costs related to existing joint projects that exceed the payments already made to MD Anderson.

For additional information regarding our research and development and license agreements, see Note 13 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Components of Operating Results

Revenue

During the three months ended March 31, 2023 and March 31, 2022, we recognized $17.2 million and $13.6 million of revenue, respectively from sales of our product, Jelmyto.

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

We recognize costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from our external service providers. We adjust our accrual as actual costs become known. Where at risk contingent milestone payments are due to third parties under research and development and collaboration agreements, the milestone payment obligations are expensed when such development milestone results are achieved.

We are currently focused on advancing our product candidates, and our future research and development expense will depend on their clinical success. Research and development expense will continue to be significant.

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

License fees and development milestone payments related to in-licensed products and technology are expensed as incurred, or achieved in the case of milestones, if it is determined at that point that they have no established alternative future use.

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

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation is comprised of financing expense related to the RTW Transaction (see Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report).

Interest Expense

Interest expense is comprised of interest related to our long-term debt with Pharmakon (see Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report).

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consisted primarily of interest income, net losses on foreign exchange and bank commissions.

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $419.1 million as of December 31, 2022. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. See Note 16 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenue and expense incurred during the reported periods. In accordance with U.S. generally accepted accounting principles ("GAAP"), we base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ from these estimates under different assumptions or conditions. We discussed the critical accounting policies used in the preparation of our financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report as well as in the Note 3 to the condensed consolidated financial statements included in this Quarterly Report.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Revenue	$17,192	$13,564	$3,628
Cost of revenue	2,265	1,525	740
Gross profit	14,927	12,039	2,888
Operating expenses:
Research and development	12,498	12,696	(198)
Selling and marketing	14,143	13,351	792
General and administrative	10,331	7,949	2,382
Total operating expenses	36,972	33,996	2,976
Operating loss	(22,045)	(21,957)	(88)
Financing on prepaid forward obligation	(5,224)	(5,826)	602
Interest expense on long-term debt	(3,553)	(282)	(3,271)
Interest and other income (expense), net	630	(2)	632
Loss before income taxes	(30,192)	(28,067)	(2,125)
Income tax expense	(21)	(325)	304
Net loss	$(30,213)	$(28,392)	$(1,821)

Revenue

Revenue was $17.2 million and $13.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase in revenue of $3.6 million reflects the increased volume of sales of our product Jelmyto.

Cost of Revenue

Cost of revenue was $2.3 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. The overall increase of $0.8 million is primarily attributable to the full depletion of inventories that we had expensed prior to receiving FDA approval and increased volume of sales of our product Jelmyto.

Research and Development Expenses

Research and development expenses were $12.5 million and $12.7 million for the three months ended March 31, 2023 and 2022, respectively. The overall decrease of $0.2 million is primarily attributable to lower research and development expenses related to the Phase 3 ENVISION study for UGN-102, research into ingredient scale-up and production efficiency for Jelmyto, reduced clinical compensation expenses and the ending of our collaboration with MD Anderson, partially offset by higher research and development expenses related to our Phase 1 study for UGN-301.

Selling and Marketing Expenses

Selling and marketing expenses were $14.1 million and $13.4 million for the three months ended March 31, 2023 and 2022, respectively. The increase in selling and marketing expenses of $0.7 million is primarily attributable to brand marketing related expenses and commercial operation trainings, partially offset by lower market access related expenses and stock-based compensation expenses.

General and Administrative Expenses

General and administrative expenses were $10.3 million and $7.9 million for the three months ended March 31, 2023 and 2022, respectively. The increase in general and administrative expenses of $2.4 million resulted primarily from third-party advisory providers, compensation expenses, and ongoing managed services for information technology, partially offset by lower medical affair advisory services and recruiting fees.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $5.2 million and $5.8 million for the three months ended March 31, 2023 and 2022, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $0.6 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $3.6 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The cost in 2023 relates to interest expense on the Pharmakon loan for the full quarter versus the prior year given the loan closed in March 2022.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $0.6 million and $0.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase in interest and other income (expense), net was primarily due to interest earned on investments due to changes in the overall interest rate environment.

Liquidity and Capital Resources

As of March 31, 2023, we had $75.2 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through March 31, 2023, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon.

In December 2019, we entered into a sales agreement (the “ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million as of March 31, 2023. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

On March 7, 2022, we entered into a loan agreement ("Loan Agreement") with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022. The Pharmakon loan will mature five years from initial funding and can be prepaid in whole at our discretion, at any time, subject to prepayment premiums and make-whole amounts. The Pharmakon loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month LIBOR (with a 1.25% floor) plus 8.25%. Upon the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York.

We have incurred losses since our inception and negative cash flows from our operations, and as of March 31, 2023 we had an accumulated deficit of $607.3 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to raise additional capital to fund our operations, produce cash inflows from Jelmyto product sales and develop UGN-102.  We believe that absent sufficient proceeds received from equity, financing, or business development transactions, we will not have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our condensed consolidated financial statements included elsewhere in this Quarterly Report. We estimate that our existing resources and projected revenues will only be sufficient to fund our planned operations until mid-way through the first quarter of 2024.  Accordingly, we will, within the next 12 months, require significant additional financing to continue our operations. In addition, there can be no assurances that we will be able to secure such additional financing if at all, on terms that are satisfactory to us, and in amounts sufficient to meet our needs. These factors raise substantial doubt about our ability to continue as a going concern. Failure to successfully receive additional financing will require us to delay, limit or reduce product development and commercialization efforts.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Funding and Material Cash Requirements

Our present and future funding and material cash requirements will depend on many factors, including, among other things:

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

Also, in November 2019, we entered into a new lease agreement, dated effective October 31, 2019, for an office in Princeton, NJ. The lease commencement date was November 29, 2019 and the lease term is 38 months. In June 2022, we signed an amendment to our November 2019 lease agreement to extend the term for an additional three years through January 31, 2026.

The total obligation for future minimum lease payments under our operating leases is $2.7 million as of March 31, 2023. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

In March 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower ("Borrower"), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ("Guarantors" and, collectively with UroGen Pharma Ltd. and Borrower, "Credit Parties"), entered into the Loan Agreement with funds managed by Pharmakon Advisors, L.P., including BPCR Limited Partnership (as a "Lender"), BioPharma Credit Investments V (Master) LP (as a "Lender"), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make the Term Loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches: (i) the Tranche A Loan of $75.0 million was advanced in March 2022 and (ii) the Tranche B Loan of $25.0 million was advanced in December 2022. The Term Loans will mature on the fifth-year anniversary of the Tranche A Closing Date (the “Maturity Date”). The Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.25%. Upon the cessation of LIBOR, the benchmark governing the interest rate will be replaced with a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York as described in the Loan Agreement. Interest is payable quarterly in arrears. Repayment of outstanding principal of the Term Loans will be made in four equal quarterly payments of principal commencing after the 17th-quarter anniversary of the Tranche A Closing Date. The obligations of the Borrower under the Loan Agreement are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other Guarantor and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(25,807)	$(23,996)
Investing activities	6,270	13,596
Financing activities	671	70,742
Net change in cash and cash equivalents	$(18,866)	$60,342

Operating Activities

Net cash used in operating activities was $25.8 million during the three months ended March 31, 2023, compared to $24.0 million during the three months ended March 31, 2022. The $1.8 million increase was attributable primarily to financing costs related to the prepaid forward obligation and Pharmakon loan, as well as timing of certain accruals, partially offset by the increase in net sales of our product Jelmyto during 2023.

Investing Activities

Net cash provided by investing activities was $6.3 million during the three months ended March 31, 2023, compared to $13.6 million during the three months ended March 31, 2022. The net change of $ 7.3 million is attributable primarily to proportionately less maturities to purchase marketable securities in 2023 as compared to 2022.

Financing Activities

Net cash provided by financing activities was $0.7 million during the three months ended March 31, 2023, compared to $70.7 million during the three months ended March 31, 2022. The decrease of $70.0 million is attributable primarily to proceeds from the Pharmakon loan in the prior year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of March 31, 2023, we had $75.2 million in cash, cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on March 31, 2023, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023 or 2022.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2022 by a total of 11.9%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the three months ended March 31, 2023, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risk Factor Summary

Below is a summary of the material factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors,” and should be carefully considered, together with other information in this Quarterly Report and our other filings with the U.S. Securities and Exchange Commission ("SEC") before making investment decisions regarding our ordinary shares.

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

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report, before deciding whether to purchase, hold or sell shares of our ordinary shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report and this Quarterly Report, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 1A, “Risk Factors.” We have marked with an asterisk (*) those risk factors that did not appear as risk factors in, or contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our ordinary shares would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $109.8 million for the year ended December 31, 2022 and a net loss of $30.2 million for the quarter ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $607.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We will require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of March 31, 2023, we had cash and cash equivalents and marketable securities of $75.2 million. To fund our operations and develop our product candidates and commercialize Jelmyto, we have relied primarily on equity and debt financings and, following the launch of Jelmyto in June 2020, revenue generated from sales of Jelmyto. In March 2021, we announced a transaction with RTW Investments ("RTW") totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. In addition, in March 2022, we entered into the Loan Agreement, pursuant to which the Lenders agreed to make the Term Loans to Borrower in an aggregate principal amount of up to $100 million to be funded in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

We cannot be certain that our existing resources and anticipated revenues will be sufficient to fund our planned operations and expenditures for at least the next 12 months from the date of issuance of our condensed consolidated financial statements included elsewhere in this Quarterly Report, and we currently expect that our existing resources will only be sufficient to fund our planned operations until mid-way through the first quarter of 2024. These circumstances raise substantial doubt about our ability to continue as a going concern. We will require additional capital to complete clinical trials, obtain regulatory approval for and commercialize our product candidates, and otherwise fund our operations. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity financings, convertible debt or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. In any event, we will require additional capital to pursue nonclinical and clinical activities, and pursue regulatory approval for, and to commercialize, our pipeline product candidates.

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

On March 7, 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower (“Borrower”), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors (“Guarantors”) and, collectively with UroGen Pharma Ltd. and Borrower (“Credit Parties”) entered into a loan agreement (“Loan Agreement”) with funds managed by Pharmakon Advisors, L.P., including BPCR Limited Partnership (as a “Lender”), BioPharma Credit Investments V (Master) LP (as a “Lender”), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make term loans to the Borrower in an aggregate principal amount of up to $100 million ("Term Loans"), to be funded in two tranches: (i) the first tranche (“Tranche A Loan”) was advanced in the amount of $75 million, in March 2022 (“Tranche A Closing Date”) and (ii) the second tranche (“Tranche B Loan”) of $25 million was advanced in December 2022.

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

Jelmyto has only been studied in a limited number of patients and in limited populations. Following the initiation of our commercial launch in June 2020, Jelmyto is now available to a much larger number of patients and in broader populations, and we do not know whether the results of Jelmyto use in such larger number of patients and broader populations will be consistent with the results from our clinical studies.*

Jelmyto has been administered only to a limited number of patients and in limited populations in clinical studies, including our successful pivotal Phase 3 OLYMPUS clinical trial for the treatment of adult patients with low-grade UTUC. While the FDA granted approval of Jelmyto based on the data included in the NDA including data from the Phase 3 OLYMPUS clinical trial, and we have subsequently published new long-term data from OLYMPUS trial, we do not know whether the results when a large number of patients and broader populations are exposed to Jelmyto, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of Jelmyto that served as the basis for the approval of Jelmyto. New data relating to Jelmyto, including from spontaneous adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of Jelmyto from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto and any of our product candidates that receive regulatory approval.*

Our strategy is to build and maintain a fully integrated biotechnology company to successfully execute the commercialization of Jelmyto in the United States. Jelmyto is our only product that has been approved for sale by any regulatory body, and it became available in the United States in June 2020. While we have established a commercial management team and have also established a field-based organization comprised of a sales team, reimbursement support team, clinical nurse educators, national account managers and medical science liaisons, we currently have limited experience commercializing pharmaceutical products as an organization. In order to successfully commercialize Jelmyto, we must continue to develop our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully further develop these capabilities. Additionally, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize Jelmyto would be limited, and we would not be able to generate product revenues successfully. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

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

•

the effectiveness of our sales and marketing efforts, especially the success of any targeted marketing efforts directed toward physicians and clinics and any direct-to-consumer marketing efforts we may initiate; and

•	third-party clinical practice guidelines.

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AADi, LLC, Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, Janssen, Merck Sharp & Dohme Corp, Roche, Samyang Biopharma, Seagen Inc., Steba Biotech Ltd., SURGE Therapeutics, Viralytics Limited and Vyriad. In January 2023, SURGE Therapeutics received FDA clearance on an IND to proceed with a Phase 1/2a study of its SURGERx platform with resiquimod for prevention of recurrence and/or progression after TURBT in patients previously diagnosed with high-grade NMIBC that experience recurrence. We are aware of a company called Steba Biotech with an IND granted in December 2020 which has initiated a Phase 3 study of padeliporfin ImPACT for the treatment of adult patients with low-grade and unifocal high-grade UTUC in the first quarter of 2021. We have also entered into a Phase 1 study to support the development of UGN-301 in high-grade NMIBC. We are also aware that other companies, such as Janssen and Lipac are conducting, or have recently conducted clinical trials for product candidates for the treatment of low-grade intermediate risk NMIBC. Outside of these indications where we are developing products, we are aware of other companies doing work in both bladder and upper tract cancers, but these are with agents or on targets in high-grade, metastatic, or muscle invasive cancers. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing products that are more effective, easier to administer or less costly than our product candidates.

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

Many of these clinical, regulatory and commercial risks are beyond our control. Further, these risks and uncertainties impact all of our clinical programs that we pursue and have been amplified by resurgence of COVID-19 or other pandemics, epidemics or public health emergencies, as described below. Accordingly, we cannot assure you that we will be able to advance any more of our product candidates through clinical development, or to obtain additional regulatory approval of any of our product candidates. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would thus negatively impact our business, results of operations and prospects. Even if we receive approval of any of the product candidates in our pipeline or future product candidates, there is no assurance that we will be able to successfully commercialize any of them.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-201 and UGN-301 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102 and UGN-201, if approved, as well as UGN-301 if approved as a monotherapy or for any approved product that includes UGN-301. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-201 or UGN-301 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-201 and UGN-301 for our nonclinical studies and clinical trials, and expect to rely on third party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd ("Teva"), as our single-source supplier of mitomycin active pharmaceutical ingredient ("API") for Jelmyto and UGN-102. We rely on Cenexi-Laboratoires Thissen s.a., and Isotopia Molecular Imaging Ltd. as our single contracted suppliers for the mitomycin and gel contained in Jelmyto and UGN-102, respectively. We also currently depend on a single source supplier for imiquimod for UGN-201 and zalifrelimab for UGN-301. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and the development of UGN-102. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

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

While we currently have over 12 months of mitomycin API and/or Jelmyto finished product on hand to continue our commercial and clinical operations as planned, we may face such delays or costs in future years. Although we believe we have sufficient quantities of mitomycin API for planned manufacturing operations during 2023, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from a resurgence of COVID-19 or other pandemics, epidemics or public health emergencies, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto for commercial sales and our product candidates for our clinical trials and research and development operations.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of March 31, 2023, we had 194 employees, of whom 41 are based in Israel and 153 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

Our business could be adversely affected by the effects of health pandemics, epidemics or other public health emergencies.*

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

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, pending patent applications and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently hold approximately 19 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, the sequential use of UGN-201 and UGN-301, and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 42 granted patents worldwide, and more than 45 pending patent applications filed in the U.S., Europe, Israel, Japan, Canada, China, Mexico and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2041.

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

We filed applications for trademarks (Jelmyto®, RTGel®, UroGen® and Cystoject™) that identify our branding elements, such as Jelmyto and our unique technology in the United States, Europe, Japan and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, and the Consolidated Appropriations Act of 2023, will stay in effect until 2032, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, beginning January 1, 2024.

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act. Beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds are based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further described above, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information and the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal data. The CCPA provides for civil penalties for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, all of which become effective in 2023, and similar laws are being considered at the federal, state, and local levels in recent years. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

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

It may be difficult for us to profitably sell our product candidates if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.*

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, UGN-102 and our other product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. In October 2020, a Medicare C-Code was issued for Jelmyto and we have obtained pass-through status for two years, no more than three. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. Our existing pass-through status is set to expire in the fourth quarter of 2023. Loss of pass-through status may result in Medicare beneficiaries losing access to Jelmyto in the hospital outpatient setting and Jelmyto becomes packaged into a comprehensive ambulatory payment classification. This loss of pass-through status could adversely affect our Jelmyto revenues.

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

Although we have obtained written policy coverage in commercial plans as well as coverage for government plans for Jelmyto to date, we cannot be sure that adequate coverage or reimbursement will continue to be available for Jelmyto, or be available for UGN-102 or any of our other product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Jelmyto, UGN-102 or our other product candidates, or achieve profitably at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Rebates will be based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

Risks Related to Ownership of Our Ordinary Shares

The market price of our ordinary shares has been and may continue to be subject to fluctuation and you could lose all or part of your investment.*

The stock market in general has been, and the market price of our ordinary shares in particular has been and may continue to be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our ordinary shares on the Nasdaq Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	the success of our ongoing launch and commercialization of Jelmyto;

•	actual or anticipated variations in our and our competitors’ results of operations and financial condition;

•	physician and market acceptance of Jelmyto or any other approved product;

•	the mix of products that we sell;

•	any voluntary or mandatory recall of Jelmyto or any other approved product, or the imposition of any additional labeling, marketing or promotional restrictions;

•	our success or failure to obtain approval for and commercialize our product candidates;

•	changes in the structure of healthcare payment systems;

•	changes in earnings estimates or recommendations by securities analysts, if our ordinary shares are covered by analysts;

•	development of technological innovations or new competitive products by others;

•	announcements of technological innovations or new products by us;

•	publication of the results of nonclinical or clinical trials for Jelmyto, UGN-102 or our other product candidates;

•	failure by us to achieve a publicly announced milestone;

•	delays between our expenditures to develop and market new or enhanced product candidates and the generation of sales from those products;

•	developments concerning intellectual property rights;

•	the announcement of, or developments in, any litigation matters, including any product liability claims related to Jelmyto or any of our product candidates;

•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;

•	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;

•	changes in our expenditures to promote our products;

•	our sale or proposed sale, or the sale by our significant shareholders, of our ordinary shares or other securities in the future;

•	changes in key personnel;

•	success or failure of our research and development projects or those of our competitors;

•	the trading volume of our ordinary shares; and

•	general economic and market conditions and other factors, including factors unrelated to our operating performance.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. As of March 31, 2023, $83.4 million remain available for sale under the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of March 31, 2023, we had 41 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of March 31, 2023, we had 194 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning environmental, social and corporate governance ("ESG") matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would significantly increase our costs. In addition, we currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our common stock.

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

UroGen Pharma Ltd.

May 11, 2023	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

May 11, 2023	By:	/s/ Don Kim
Don Kim
Chief Financial Officer (Principal Financial and Accounting Officer)