Form 10-Q
period 2023-06-30
UroGen Pharma Ltd.
filed 2023-08-10
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 30,282,880 ordinary shares, par value NIS 0.01 per share, outstanding.

UroGen Pharma Ltd.

Trademarks and Trade Names

Unless the context requires otherwise, references in this Quarterly Report to the “Company,” "UroGen," “we,” “us” and “our” refer to UroGen Pharma Ltd. and its subsidiary, UroGen Pharma, Inc.

UroGen®, RTGel®, and Jelmyto® are trademarks of ours that we use in this Quarterly Report. This Quarterly Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to our trademark and tradenames. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$20,127	$55,408
Marketable securities	27,174	44,556
Restricted cash	816	813
Accounts receivable	15,505	12,704
Inventories	4,988	4,325
Prepaid expenses and other current assets	12,723	11,101
Total current assets	81,333	128,907
Non-current assets:
Property and equipment, net	910	1,297
Restricted deposit	224	223
Right of use assets	2,107	2,452
Marketable securities	7,970	—
Other non-current assets	2,817	2,740
Total Assets	$95,361	$135,619
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,403	$12,383
Employee related accrued expenses	6,721	8,257
Other current liabilities	3,641	3,276
Total current liabilities:	26,765	23,916
Non-current liabilities:
Prepaid forward obligation	104,507	98,923
Long-term debt	98,296	97,537
Long-term lease liabilities	1,209	1,586
Uncertain tax positions liability	3,018	3,018
Total Liabilities	233,795	224,980
Commitments and Contingencies (Note 18)
Shareholders' Deficit:
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 23,498,617 and 23,129,953 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	64	63
Additional paid-in capital	493,109	487,787
Accumulated deficit	(631,453)	(577,104)
Accumulated other comprehensive loss	(154)	(107)
Total Shareholders' Deficit	(138,434)	(89,361)
Total Liabilities and Shareholders' Deficit	$95,361	$135,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$21,139	$16,604	$38,331	$30,168
Cost of revenue	2,443	1,846	4,708	3,371
Gross profit	18,696	14,758	33,623	26,797
Operating expenses:
Research and development expenses	11,584	12,640	24,082	25,336
Selling, general and administrative expenses	22,494	20,833	46,968	42,133
Operating loss	(15,382)	(18,715)	(37,427)	(40,672)
Financing on prepaid forward obligation	(5,344)	(5,833)	(10,568)	(11,659)
Interest expense on long-term debt	(3,761)	(2,239)	(7,314)	(2,521)
Interest and other income (expense), net	405	128	1,035	126
Loss before income taxes	(24,082)	(26,659)	(54,274)	(54,726)
Income tax expense	(54)	(32)	(75)	(357)
Net Loss	$(24,136)	$(26,691)	$(54,349)	$(55,083)
Statements of Comprehensive Loss
Net loss	$(24,136)	$(26,691)	$(54,349)	$(55,083)
Other comprehensive loss
Unrealized gain (loss) on investments	(109)	13	(47)	(31)
Comprehensive Loss	$(24,245)	$(26,678)	$(54,396)	$(55,114)
Net loss per ordinary share - basic and diluted	$(1.03)	(1.18)	$(2.33)	$(2.43)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	23,462,016	22,703,572	23,371,878	22,667,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	loss	Total
Balance as of April 1, 2023	23,440,521	$64	$490,744	$(607,317)	$(45)	$(116,554)
Changes During the Three Months Ended June 30, 2023
Exercise of options into ordinary shares	58,096	—	143			143
Share-based compensation			2,222			2,222
Other comprehensive loss					(109)	(109)
Net loss				(24,136)		(24,136)
Balance as of June 30, 2023	23,498,617	$64	$493,109	(631,453)	$(154)	$(138,434)

Balance as of April 1, 2022	22,682,221	$62	$478,646	$(495,713)	(69)	$(17,074)
Changes During the Three Months Ended June 30, 2022
Exercise of options into ordinary shares	45,670	-	16			16
Share-based compensation			2,823			2,823
Other comprehensive income					13	13
Net loss				(26,691)		(26,691)
Balance as of June 30, 2022	22,727,891	$62	$481,485	$(522,404)	$(56)	$(40,913)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	loss	Total
Balance as of January 1, 2023	23,129,953	$63	$487,787	$(577,104)	$(107)	$(89,361)
Changes During the Six Months Ended June 30, 2023
Exercise of options into ordinary shares	368,664	1	814			815
Share-based compensation			4,508			4,508
Other comprehensive loss					(47)	(47)
Net loss				(54,349)		(54,349)
Balance as of June 30, 2023	23,498,617	$64	$493,109	(631,453)	$(154)	$(138,434)

Balance as of January 1, 2022	22,462,995	$61	$475,698	$(467,321)	(25)	$8,413
Changes During the Six Months Ended June 30, 2022
Exercise of options into ordinary shares	264,896	1	15			16
Share-based compensation			5,772			5,772
Other comprehensive loss					(31)	(31)
Net loss				(55,083)		(55,083)
Balance as of June 30, 2022	22,727,891	$62	$481,485	$(522,404)	$(56)	$(40,913)

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(54,349)	$(55,083)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	426	449
Inventory Obsolescence	—	265
Accrued financing on prepaid forward obligation	5,982	8,359
Amortization (accretion) on marketable securities	(664)	169
Share-based compensation	4,508	5,772
Amortization of discount on long-term debt	759	403
Amortization of right of use assets	440	483
Changes in operating assets and liabilities:
Inventory	(663)	(480)
Accounts receivable	(2,801)	122
Prepaid expenses and other current assets	(1,622)	(2,958)
Other non-current assets	(77)	(444)
Accounts payable and accrued expenses	4,020	(3,454)
Employee related accrued expenses	(1,536)	(520)
Other current liabilities	—	(704)
Lease liabilities	(504)	(574)
Net cash used in operating activities	(46,081)	(48,195)
Cash Flows From Investing Activities
Purchases of marketable securities	(24,176)	—
Maturities of marketable securities	34,204	13,533
Purchases of property and equipment	(38)	(88)
Net cash provided by investing activities	9,990	13,445
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	814	16
Proceeds from issuance of long-term debt	—	70,793
Issuance cost related to at-the-market issuances	—	(144)
Net cash provided by financing activities	814	70,665
Increase (Decrease) in Cash and Cash Equivalents	(35,277)	35,915
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	56,220	45,586
Cash, Cash Equivalents and Restricted Cash at End of Period	$20,943	$81,501
Supplemental Disclosures of Non-Cash Activities
Right of use assets obtained in exchange for new operating lease liabilities	$95	$1,419

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

The Company has experienced net losses since its inception and has an accumulated deficit of $631.5 million and $577.1 million as of June 30, 2023 and December 31, 2022, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan.

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

On July 26, 2023, the Company entered into a private placement transaction with certain institutional and other accredited investors pursuant to which the Company agreed to sell its ordinary shares and pre-funded warrants to purchase ordinary shares to the investors, for aggregate gross proceeds of $120.0 million.  See Note 19 for further discussion regarding the private placement transaction.

Based on the Company's cash, cash equivalents and marketable securities as of June 30, 2023, together with management’s cash flow projections and the net proceeds to the Company from its private placement transaction in July 2023, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. The Company will need to raise additional capital in the future. There can be no assurances that the Company will be able to secure such additional financing if at all, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $55.3 million as of June 30, 2023. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income (expense), net. The cost of securities sold is based on the specific-identification method.

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

Prepaid Forward Obligation

The Company is party to a transaction with RTW Investments (the “RTW Transaction”) in which the Company received funds to support the continued launch of Jelmyto and the development of UGN-102 in return for tiered, future cash payments based on net sales of Jelmyto and UGN-102, if approved by the FDA. The net proceeds received under the RTW Transaction were recognized as a long-term liability. The Company recognizes the current cash payable amounts under the arrangement within other current liabilities on the condensed consolidated balance sheets. The subsequent measurement for the liability follows the accounting principles defined in ASC Topic 835-30, “Imputation of Interest”. See Note 9 for further discussion related to the prepaid forward obligation.

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

Revenue

Product sales from Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangement with a single customer, a third-party national specialty distributor. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refund for discarded drug, which are estimated based on the Company’s historical experience.

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

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Accounts payable	$4,659	$5,527
Accrued sales reserves	2,721	618
Accrued clinical expenses	2,054	2,853
Accrued research and development expenses	1,003	1,285
Accrued selling, general and administrative expenses	2,836	1,609
Accrued other expenses	3,130	491
Total accounts payable and accrued expenses	$16,403	$12,383

Interest and Other Income (Expense), Net

Interest and other income (expense), net consisted of the following as of June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Interest income	$1,080	$28
Other income (expense), net	(45)	98
Total interest and other income (expense), net	$1,035	$126

Note 5 – Inventories

Inventories consisted of the following as of  June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials (1)	$5,363	$4,676
Finished goods	2,072	2,019
Total inventories	$7,435	$6,695

(1) $2.4 million and $2.4 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively. Changes in non-current assets are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of June 30, 2023 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	June 30,	Identical Assets	Inputs
	2023	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$596	$596	$—
Marketable securities
U.S. government	18,915	18,915	—
Corporate bonds	6,485	—	6,485
Commercial paper	2,011	—	2,011
Certificates of deposit	7,733	—	7,733
Total marketable securities	35,144	18,915	16,229
Total assets at fair value	$35,740	$19,511	$16,229

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

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of June 30, 2023 and December 31, 2022. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of June 30, 2023 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$596	$-	$—	$596
Marketable securities:
U.S. government	$18,991	$—	$(76)	$18,915
Corporate bonds	6,548	—	(63)	6,485
Commercial paper	2,014	—	(3)	2,011
Certificates of deposit	7,745	1	(13)	7,733
Total marketable securities	$35,298	$1	$(155)	$35,144
Total assets at fair value	$35,894	$1	$(155)	$35,740

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of June 30, 2023, the amortized cost of investments included an immaterial amount of accrued interest. As of June 30, 2023, marketable securities were in a net unrealized loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  June 30, 2023, the aggregate fair value of investments held by the Company in an unrealized loss position was $33.9 million which consisted of 38 securities. The unrealized loss was primarily driven by rising interest rates. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  June 30, 2023, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no allowance for credit losses were recognized in the period.

The Company’s investments as of June 30, 2023 mature at various dates through January 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Maturities within one year	$27,770	$44,556
Maturities after one year through three years	7,970	—
Total investments	$35,740	$44,556

Note 8 – Property and Equipment

Property and equipment, consists of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory equipment	$456	$452
Computer equipment and software	2,195	2,168
Furniture	610	602
Leasehold improvements	617	617
Manufacturing equipment	607	608
	4,485	4,447
Less: accumulated depreciation and amortization	(3,575)	(3,150)
Property and equipment, net	$910	$1,297

Depreciation and amortization expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2023 and $0.2 million and $0.4 million for the three and six months ended June 30, 2022.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the six months ended June 30, 2023 for annual net sales up to $200 million was 13.0%.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2022 and for the six months ended June 30, 2023, in thousands:

Carrying value of prepaid forward obligation as of December 31, 2021	$85,713
Financing on prepaid forward obligation	21,559
Amounts paid and payable (1)	(8,349)
Carrying value of prepaid forward obligation as of December 31, 2022	98,923
Financing on prepaid forward obligation	10,568
Amounts paid and payable (1)	(4,984)
Carrying value of prepaid forward obligation as of June 30, 2023	$104,507

(1) $2.7 million and $2.3 million of the Amounts paid and payable are included as current portion of the prepaid forward obligation within other current liabilities on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Note 10 – Long-Term Debt

On  March 7, 2022, the Company entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million was funded in  March 2022. The second tranche of $25 million was funded in  December 2022. The facility will mature five years from initial funding and can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums and make-whole amounts. The loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month London Inter-Bank Offered Rate (“LIBOR”) (with a 1.25% floor) plus 8.25%. On June 29, 2023, the loan agreement with Pharmakon was amended to replace the benchmark governing the interest rate with a rate based on the secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York.  Effective July 2023, the loan will accrue interest using a benchmark rate of 3-month SOFR plus a 0.26161% adjustment. The Company is not required to maintain any financial covenants.

The Company incurred financing expenses of $4.2 million which are recognized as a direct offset to the long-term debt on the Company's condensed consolidated balance sheets. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the condensed consolidated statements of operations as "Interest expense".

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Long-term debt at closing of Pharmakon loan	$100,000
Capitalized costs and discounts	(4,217)
Interest expense	8,438
Amounts paid	(6,685)
Carrying value of Pharmakon loan as of December 31, 2022	97,537
Interest expense	7,314
Amounts paid	(6,555)
Carrying value of Pharmakon loan as of June 30, 2023	$98,296

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases as of June 30, 2023:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025.  The Company's remaining contractual obligation under this lease is approximately $0.6 million as of June 30, 2023.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.2 million as of June 30, 2023. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.2 million as of June 30, 2023. The Company accounts for the sublease as an operating lease in accordance with ASC 842.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $1.5 million as of June 30, 2023.

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

The components of lease cost for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$257	$257	$485	$516
Sublease income	(56)	(56)	(112)	(112)
Variable lease cost	19	19	38	36
	$220	$220	$411	$440

The amounts recognized as of June 30, 2023 and  December 31, 2022 were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Right-of-use assets	$2,107	$2,452
Long-term lease liabilities	1,209	1,586
Other current liabilities	910	941

As of June 30, 2023, no impairment losses have been recognized.

Supplemental information related to leases for the six months ended  June 30, 2023 and 2022 is as follows (in thousands, except for lease terms and discount rate amounts):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	587	590
Right-of-use assets obtained in exchange for new operating lease liabilities	95	1,419
Weighted-average remaining lease term of operating leases (in years)	2.23	3.01
Weighted-average discount rate of operating leases	10.16%	9.93%

As of June 30, 2023, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2023	$581
2024	923
2025	811
2026	52
2027 and thereafter	—
Total future minimum lease payments	$2,367
Less: Interest	(248)
Present value of lease liabilities	$2,119

Subleases

As of June 30, 2023, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis were as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2023	$126
2024	49
2025 and thereafter	—
$175

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Jelmyto	$21,139	$16,604	$38,331	$30,168

Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refund for discarded drug, which are estimated based on the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivable while other remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for period ended of June 30, 2023 (in thousands):

	Reserves related to government sponsored programs	Other reserves	Total accrued sales reserves
Balance as of December 31, 2022	$590	$847	$1,437
Accruals	5,392	6,052	11,444
Utilizations	(5,182)	(3,756)	(8,938)
Balance as of June 30, 2023	$800	$3,143	$3,943

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

MD Anderson Agreement

In January 2021, the Company announced that it entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Pursuant to the agreement, the Company has made bi-annual payments totaling $2.0 million to MD Anderson to fund the collaboration, recognized evenly over the associated period through research and development expenses. In July 2022, the Company determined that it had achieved the objectives that it established when the agreement was initiated, and notified MD Anderson that it was exercising its right to conclude the collaboration in 2022 as the Company did not foresee initiating further development activities as part of the collaboration, although the Company will continue to collaborate on existing joint projects. As a result of this notification, the Company is not responsible for any further fixed bi-annual funding payments in 2023, although the Company will be responsible for costs related to existing joint projects to the extent they exceed the payments already made to MD Anderson.

Note 14 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of June 30, 2023 and December 31, 2022. The Company had 23.5 million and 23.1 million ordinary shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

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

As of June 30, 2023, 3,493,724 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 941,759 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development expenses	$496	$673	$1,021	$1,398
Selling, general and administrative expenses	1,726	2,150	3,487	4,374
Total share-based compensation expense	$2,222	$2,823	$4,508	$5,772

The total unrecognized compensation cost of options and RSUs at June 30, 2023 is $12.6 million with a weighted average recognition period of 2.0 years.

Note 16 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of June 30, 2023, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2022, 2021 and 2020, and for the six months ended June 30, 2023. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $3.0 million as of June 30, 2023, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2023, the Company’s liability for uncertain tax positions includes $1.1 million of accrued interest and penalties.

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

Note 17 – Related Parties

There were no related party transactions for the six months ended June 30, 2023 or 2022.

Note 18 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2023 and December 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

See Note 11 for further discussion regarding lease commitments.

Note 19 – Subsequent Events

On July 26, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers 12,579,156 ordinary shares of the Company (“Shares”) (or in lieu of Shares, pre-funded warrants to purchase ordinary shares of the Company) at a purchase price of $9.54 per Share (or $9.539 for each ordinary share underlying a pre-funded warrant), in a private placement transaction (the “Private Placement”) for aggregate gross proceeds of $120.0 million, before deducting fees to placement agents and financial advisors and before other expenses payable by the Company. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, became exercisable upon original issuance and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. The aggregate fee payable by the Company to placement agents and financial advisors is $3.6 million, plus the reimbursement of certain expenses.

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Fred Cohen, M.D., a director of the Company, purchased 1,572,327 of the Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen is the Chair and Chief Investment Officer of Monograph.

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

UGN-102 is administered locally using the standard practice of intravesical instillation directly into the bladder via a catheter. The instillation into the bladder is expected to take place in a physician’s office as a non-operative same-day treatment, in comparison with trans-urethral resection of bladder tumor ("TURBT") or similar surgical procedures, which are operations conducted under general anesthesia and may require an overnight stay. Surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by removing the need for surgery, patients may avoid potential complications associated with surgery.

We initiated our Phase 3 ATLAS trial in December 2020 and until November 2021, were enrolling patients in this trial comparing UGN-102 with or without TURBT to standard of care, TURBT. In parallel, we continued to engage in discussions with the FDA and based on this dialogue, we designed a trial in order to demonstrate the efficacy and safety of UGN-102. This Phase 3 ENVISION trial is a single-arm, multinational, multicenter study evaluating the efficacy and safety of UGN-102 as primary chemoablative therapy in patients with low-grade intermediate risk NMIBC. The design of the Phase 3 ENVISION trial is similar to our Phase 2 OPTIMA II trial in that the patient population has similar clinical characteristics, receives the same investigational treatment regimen and undergoes similar efficacy and safety assessments and qualitative follow-up. Study participants receive six once-weekly intravesical instillations of UGN-102. The primary endpoint is complete response rate at three months after the first instillation, and the key secondary endpoint is durability of response in patients who achieve complete response at the three-month assessment.

In February 2022, we announced the initiation of the Phase 3 ENVISION trial, targeting enrollment of 220 patients across 90 sites. In December 2022, we completed our target enrollment of the Phase 3 ENVISION trial. As a result of the FDA's acceptance of a single arm approach, we stopped enrollment of the Phase 3 ATLAS trial. However, at the time enrollment was stopped, any patients who had signed an informed consent were able to complete screening, and if eligible were randomized into the trial.

On July 27, 2023, we announced topline data from our Phase 3 trials, ATLAS and ENVISION. In the ATLAS trial, UGN-102 met its primary endpoint of disease-free survival, reducing risk of recurrence, progression, or death by 55%. UGN-102 also showed a 64.8% complete response rate at three months for patients who only received UGN-102, compared to a 63.6% complete response rate at three months for patients who only received a TURBT. The ENVISION trial met its primary endpoint by demonstrating that patients treated with UGN-102 had a 79.2% rate of complete response at 3-months following the initial treatment. Additional data evaluating the secondary endpoint of duration of response from ENVISION is anticipated in 2024. In both trials, UGN-102 was generally well-tolerated, with a side effect profile similar to that of previous clinical trials of UGN-102.

We also initiated a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. As per the study design, patients in this study received six once-weekly intravesical instillations of UGN-102 with the initial treatment visit occurring at the investigative site and instillation performed by a qualified physician. Treatment visits two to six took place at the patient's home and instillation were performed by a properly trained and qualified home health professional. The primary endpoints of the study include safety and tolerability, discontinuations from at home study treatment and feedback from patients, home health professionals and investigators via standardized questionnaires. The study completed enrollment with a total of eight patients across four centers and all study visits for these enrolled patients have been completed. Preliminary results were reported through a press release in February 2023, finding that UGN-102 was suitable to administer at home by a visiting nurse under the supervision of a treating physician and resulted in 75% of patients achieving a complete response, defined as no detectable disease three months after starting treatment. Patients, nurses and investigators also completed home instillation feasibility questionnaires. These standardized feasibility questionnaires highlighted that all eight patients preferred at-home to in-office treatment, and five of six patients recommended UGN-102 home instillation instead of TURBT. Home instillation was reported as feasible for visiting nurses, and three of four investigators considered at-home treatment “not different” than in-office treatment. We believe establishing the precedent for a convenient at home solution may facilitate access to care and address quality of life issues that certain patients may face with the current standard of care.

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

MD Anderson Agreement

In January 2021, we announced that we had entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Pursuant to the agreement, we have made bi-annual payments totaling $2.0 million to MD Anderson to fund the collaboration, recognized evenly over the associated period through research and development expenses. In July 2022, we determined that we had achieved the objectives that we established when the agreement was initiated, and notified MD Anderson that we were exercising our right to conclude the collaboration in 2022 as we did not foresee initiating further development activities as part of the collaboration, although we will continue to collaborate on existing joint projects. As a result of this notification, we are not responsible for any further fixed bi-annual funding payments in 2023, although we will be responsible for costs related to existing joint projects to the extent they exceed the payments already made to MD Anderson.

For additional information regarding our research and development and license agreements, see Note 13 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Components of Operating Results

Revenue

During the three and six months ended June 30, 2023, we recognized $21.1 million and $38.3 million of revenue, respectively from sales of our product, Jelmyto.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue	$21,139	$16,604	$4,535
Cost of revenue	2,443	1,846	597
Gross profit	18,696	14,758	3,938
Operating expenses:
Research and development	11,584	12,640	(1,056)
Selling and marketing	13,930	12,841	1,089
General and administrative	8,564	7,992	572
Total operating expenses	34,078	33,473	605
Operating loss	(15,382)	(18,715)	3,333
Financing on prepaid forward obligation	(5,344)	(5,833)	489
Interest expense on long-term debt	(3,761)	(2,239)	(1,522)
Interest and other income (expense), net	405	128	277
Loss before income taxes	(24,082)	(26,659)	2,577
Income tax expense	(54)	(32)	(22)
Net loss	$(24,136)	$(26,691)	$2,555

Revenue

Revenue was $21.1 million and $16.6 million for the three months ended June 30, 2023 and 2022, respectively. The increase in revenue of $4.5 million primarily reflects the increased volume of sales of Jelmyto.

Cost of Revenue

Cost of revenue was $2.4 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. The overall increase of $0.6 million is primarily attributable to the full depletion of inventories that we had expensed prior to receiving FDA approval and increased volume of sales of our product Jelmyto.

Research and Development Expenses

Research and development expenses were $11.6 million and $12.6 million for the three months ended June 30, 2023 and 2022, respectively. The overall decrease of $1.0 million is primarily attributable to lower research and development expenses due to the conclusion of the ATLAS trial and lower cost related to the Phase 3 ENVISION trial for UGN-102, partially offset by higher research and development expenses related to our Phase 1 study for UGN-301.  Additionally, research and development expenses decreased due to the ending of our collaboration with MD Anderson, lower cost incurred related to research into ingredient scale-up and production efficiency for Jelmyto and lower clinical compensation expenses.

Selling and Marketing Expenses

Selling and marketing expenses were $13.9 million and $12.8 million for the three months ended June 30, 2023 and 2022, respectively. The increase in selling and marketing expenses of $1.1 million is primarily attributable to brand marketing related expenses and commercial operation advertisement, data management and trainings, partially offset by lower market research related expenses.

General and Administrative Expenses

General and administrative expenses were $8.6 million and $8.0 million for the three months ended June 30, 2023 and 2022, respectively. The increase in general and administrative expenses of $0.6 million resulted primarily from professional services and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $5.3 million and $5.8 million for the three months ended June 30, 2023 and 2022, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $0.5 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $3.8 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by increase in interest rates related to the Pharmakon loan and the funding of the second tranche of the Pharmakon loan in December 2022.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $0.4 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase in interest and other income (expense), net was primarily due to interest earned on investments due to changes in the overall interest rate environment.

Comparison of the six months ended June 30, 2023 and 2022

The following table sets forth our results of operations for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue	$38,331	$30,168	$8,163
Cost of revenue	4,708	3,371	1,337
Gross profit	33,623	26,797	6,826
Operating expenses:
Research and development	24,082	25,336	(1,254)
Selling and marketing	28,073	26,192	1,881
General and administrative	18,895	15,941	2,954
Total operating expenses	71,050	67,469	3,581
Operating loss	(37,427)	(40,672)	3,245
Financing on prepaid forward obligation	(10,568)	(11,659)	1,091
Interest expense on long-term debt	(7,314)	(2,521)	(4,793)
Interest and other income (expense), net	1,035	126	909
Loss before income taxes	(54,274)	(54,726)	452
Income tax expense	(75)	(357)	282
Net loss	$(54,349)	$(55,083)	$734

Revenue

Revenue was $38.3 million and $30.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase in revenue of $8.1 million primarily reflects the increased volume of sales of Jelmyto.

Cost of Revenue

Cost of revenue was $4.7 million and $3.4 million for the six months ended June 30, 2023 and 2022, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. The overall increase of $1.3 million is primarily attributable to the full depletion of inventories that we had expensed prior to receiving FDA approval and increased volume of sales of our product Jelmyto.

Research and Development Expenses

Research and development expenses were $24.1 million and $25.3 million for the six months ended June 30, 2023 and 2022, respectively. The overall decrease of $1.2 million is primarily attributable to lower research and development expenses due to the conclusion of the ATLAS trial and lower cost related to the Phase 3 ENVISION trial for UGN-102, partially offset by higher research and development expenses related to our Phase 1 study for UGN-301.  Additionally, research and development expenses decreased due to the ending of our collaboration with MD Anderson, lower cost incurred related to research into ingredient scale-up and production efficiency for Jelmyto and lower clinical compensation expenses.

Selling and Marketing Expenses

Selling and marketing expenses were $28.1 million and $26.2 million for the six months ended June 30, 2023 and 2022, respectively. The increase in selling and marketing expenses of $1.9 million is primarily attributable to brand marketing related expenses and commercial operation advertisement, data management and trainings, partially offset by lower market research related expenses.

General and Administrative Expenses

General and administrative expenses were $18.9 million and $15.9 million for the six months ended June 30, 2023 and 2022, respectively. The increase in general and administrative expenses of $3.0 million resulted primarily from third-party advisory providers, professional services, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $10.6 million and $11.7 million for the six months ended June 30, 2023 and 2022, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $1.1 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $7.3 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively. The cost in 2023 relates to interest expense on the Pharmakon loan for two full quarters versus the prior year given the loan closed in March 2022.  In addition, the increase was attributable to increase in interest rates related to the Pharmakon loan and the funding of the second tranche of the Pharmakon loan in December 2022.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $1.0 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. The increase in interest and other income (expense), net was primarily due to interest earned on investments due to changes in the overall interest rate environment.

Liquidity and Capital Resources

As of June 30, 2023, we had $55.3 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through June 30, 2023, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon.

In December 2019, we entered into a sales agreement (the “ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million as of June 30, 2023. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

On March 7, 2022, we entered into a loan agreement ("Loan Agreement") with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022. The Pharmakon loan will mature five years from initial funding and can be prepaid in whole at our discretion, at any time, subject to prepayment premiums and make-whole amounts. The Pharmakon loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month LIBOR (with a 1.25% floor) plus 8.25%. On June 29, 2023, the Loan Agreement was amended to replace the benchmark governing the interest rate with a rate based on the secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York.  Effective July 2023, the loan will accrue interest using a benchmark rate of 3-month SOFR plus a 0.26161% adjustment.

On July 26, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers 12,579,156 ordinary shares of the Company (“Shares”) (or in lieu of Shares, pre-funded warrants to purchase ordinary shares of the Company) at a purchase price of $9.54 per Share (or $9.539 for each ordinary share underlying a pre-funded warrant), in a private placement transaction (the “Private Placement”) for aggregate gross proceeds of $120.0 million, before deducting fees to placement agents and financial advisors and before other expenses payable by us. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, and became exercisable upon original issuance and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. The aggregate fee payable by us to placement agents and financial advisors is $3.6 million, plus the reimbursement of certain expenses.

We have incurred losses since our inception and negative cash flows from our operations, and as of June 30, 2023 we had an accumulated deficit of $631.5 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

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

The total obligation for future minimum lease payments under our operating leases is $2.4 million as of June 30, 2023. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

In March 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower ("Borrower"), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ("Guarantors" and, collectively with UroGen Pharma Ltd. and Borrower, "Credit Parties"), entered into the Loan Agreement with funds managed by Pharmakon Advisors, L.P., including BPCR Limited Partnership (as a "Lender"), BioPharma Credit Investments V (Master) LP (as a "Lender"), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make the Term Loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches: (i) the Tranche A Loan of $75.0 million was advanced in March 2022 and (ii) the Tranche B Loan of $25.0 million was advanced in December 2022. The Term Loans will mature on the fifth-year anniversary of the Tranche A Closing Date (the “Maturity Date”). The Term Loans bear interest at 8.25% plus three-month LIBOR per annum with a LIBOR floor of 1.25%. On June 29, 2023, the Loan Agreement was amended ("Amended Loan Agreement") to replace the benchmark governing the interest rate with a rate based on the SOFR published by the Federal Reserve Bank of New York.  Effective July 2023, the loan will accrue interest using a benchmark rate of 3-month SOFR plus a 0.26161% adjustment as described in the Amended Loan Agreement.  Interest is payable quarterly in arrears. Repayment of outstanding principal of the Term Loans will be made in four equal quarterly payments of principal commencing after the 17th-quarter anniversary of the Tranche A Closing Date. The obligations of the Borrower under the Loan Agreement are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other Guarantor and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(46,081)	$(48,195)
Investing activities	9,990	13,445
Financing activities	814	70,665
Net change in cash and cash equivalents	$(35,277)	$35,915

Operating Activities

Net cash used in operating activities was $46.1 million during the six months ended June 30, 2023, compared to $48.2 million during the six months ended June 30, 2022. The $2.1 million decrease was attributable primarily to timing of certain accruals, as well as increase in net sales of our product Jelmyto during 2023, partially offset by increase in interest on long-term debt.

Investing Activities

Net cash provided by investing activities was $10.0 million during the six months ended June 30, 2023, compared to $13.5 million during the six months ended June 30, 2022. The net change of $3.5 million is attributable primarily to more reinvestment of marketable securities in 2023 as compared to 2022.

Financing Activities

Net cash provided by financing activities was $0.8 million during the six months ended June 30, 2023, compared to $70.7 million during the six months ended June 30, 2022. The decrease of $69.9 million is attributable primarily to proceeds from the Pharmakon loan in the prior year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of June 30, 2023, we had $55.3 million in cash, cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on June 30, 2023, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2023 or 2022.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2022 by a total of 11.9%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the three months ended June 30, 2023, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	UGN-102 may not meet its secondary endpoint in the ongoing Phase 3 ENVISION trial.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $109.8 million for the year ended December 31, 2022 and a net loss of $24.1 million for the quarter ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $631.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We will require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $55.3 million. This amount does not include the proceeds from our $120.0 million private placement of ordinary shares and pre-funded warrants, $115.0 million of which closed on August 2, 2023 and the remaining $5.0 million of which closed on August 9, 2023. Fees to placement agents and financial advisors for the private placement are 3.0% of the gross proceeds, plus the reimbursement of certain expenses. To fund our operations and develop our product candidates and commercialize Jelmyto, we have relied primarily on equity and debt financings and, following the launch of Jelmyto in June 2020, revenue generated from sales of Jelmyto. In March 2021, we announced a transaction with RTW Investments ("RTW") totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. In March 2022, we entered into the Loan Agreement, pursuant to which the Lenders agreed to make the Term Loans to Borrower in an aggregate principal amount of up to $100 million to be funded in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

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

In addition, our ongoing commercial launch of Jelmyto and subsequent commercialization efforts could be hindered by pandemics, epidemics or public health emergencies, although we are currently not able to predict or quantify any such potential impact with any degree of certainty.

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

There can be no assurance that our territory business managers will continue to have in-person access to physicians as a result of pandemics, epidemics or public health emergencies, or that digital materials and virtual engagement will be effective at growing and sustaining prescription levels of Jelmyto. Disruptions in the prescription volume of Jelmyto could also occur:

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AADi, LLC, Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, Janssen, Merck Sharp & Dohme Corp, Roche, Samyang Biopharma, Seagen Inc., Steba Biotech Ltd., SURGE Therapeutics, Viralytics Limited and Vyriad. We are aware that Ferring Pharmacuticals plans to begin production of its Adstiladrin, approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC, in the second half of 2023. In January 2023, SURGE Therapeutics received FDA clearance on an IND to proceed with a Phase 1/2a study of its SURGERx platform with resiquimod for prevention of recurrence and/or progression after TURBT in patients previously diagnosed with high-grade NMIBC that experience recurrence. We are aware of a company called Steba Biotech with an IND granted in December 2020 which has initiated a Phase 3 study of padeliporfin ImPACT for the treatment of adult patients with low-grade and unifocal high-grade UTUC in the first quarter of 2021. We have also entered into a Phase 1 study to support the development of UGN-301 in high-grade NMIBC. We are also aware that other companies, such as Janssen and Lipac are conducting, or have recently conducted clinical trials for product candidates for the treatment of low-grade intermediate risk NMIBC. Outside of these indications where we are developing products, we are aware of other companies doing work in both bladder and upper tract cancers, but these are with agents or on targets in high-grade, metastatic, or muscle invasive cancers. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing products that are more effective, easier to administer or less costly than our product candidates.

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

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;

•	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

•	the FDA’s acceptance of the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is sufficient for approval;

•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP;

•	the FDA’s acceptance of the manufacturing processes or facilities of third-party manufacturers with which we contract;

•	our ability to secure supplies for our product candidates to support clinical trials and commercial use;

•	our ability to manufacture or secure finished product from third-party suppliers for product candidates, including UGN-102, if approved;

•	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to our product candidates;

•	the extent to which the costs of our products, once approved, are covered and reimbursed by third-party payors, including the availability of a physician reimbursement code for our treatments, and patients’ willingness to pay for our products; and

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

Many of these clinical, regulatory and commercial risks are beyond our control. Further, these risks and uncertainties impact all of our clinical programs that we pursue and may be amplified by pandemics, epidemics or public health emergencies, as described below. Accordingly, we cannot assure you that we will be able to advance any more of our product candidates through clinical development, or to obtain additional regulatory approval of any of our product candidates. To the extent we seek regulatory approval in foreign countries, we may face challenges similar to those described above with regulatory authorities in applicable jurisdictions. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of our product candidates and would thus negatively impact our business, results of operations and prospects. Even if we receive approval of any of the product candidates in our pipeline or future product candidates, there is no assurance that we will be able to successfully commercialize any of them.

UGN-102 may not meet its secondary endpoint in the ongoing Phase 3 ENVISION trial.*

On July 27, 2023, we announced that UGN-102 met its primary endpoints in the Phase 3 ATLAS and ENVISION trials. Additional data evaluating the secondary endpoint of duration of response from ENVISION are anticipated in 2024. If UGN-102 does not meet its secondary endpoint or we receive other data that negatively impacts the efficacy and safety profile of UGN-102, then our ability to seek and potentially obtain regulatory approval of UGN-102 on the timeline we currently expect may be adversely affected.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-201 and UGN-301 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102 and UGN-201, if approved, as well as UGN-301 if approved as a monotherapy or for any approved product that includes UGN-301. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-201 or UGN-301 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-201 and UGN-301 for our nonclinical studies and clinical trials, and expect to rely on third party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd ("Teva"), as our single-source supplier of mitomycin active pharmaceutical ingredient ("API") for Jelmyto and UGN-102. We rely on Cenexi-Laboratories Thissen s.a., and Isotopia Molecular Imaging Ltd. as our single contracted suppliers for the mitomycin and gel contained in Jelmyto and UGN-102, respectively. We also currently depend on a single source supplier for imiquimod for UGN-201 and zalifrelimab for UGN-301. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and the development of UGN-102. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

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

While we currently have over 12 months of mitomycin API and/or Jelmyto finished product on hand to continue our commercial and clinical operations as planned, we may face such delays or costs in future years. Although we believe we have sufficient quantities of mitomycin API for planned manufacturing operations during 2023, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from pandemics, epidemics or public health emergencies, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto for commercial sales and our product candidates for our clinical trials and research and development operations.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of June 30, 2023, we had 193 employees, of whom 41 are based in Israel and 152 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

If our information technology systems or data, or those of third parties upon whom we rely, are or were compromised, this could result in adverse consequences resulting from such compromise including but not limited to regulatory investigations or actions; litigation; fines and penalties; a material disruption of our drug development program; compromise sensitive information related to our business; harm our reputation; triggering our breach notification obligations; prevent us from accessing critical information; disruptions of our business operations; loss of revenue or profits; loss of customers or sales and expose us to liability or other adverse effects to our business.*

In the ordinary course of our business, we, and the third parties upon which we rely, process proprietary, confidential and sensitive information, including personal data (such as health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties (collectively, sensitive information).

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fake, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to operate our business. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies.

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

We filed applications for trademarks (Jelmyto®, RTGel®, and UroGen®) that identify our branding elements, such as Jelmyto and our unique technology in the United States, Europe, Japan and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act. Beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds are based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, self-regulatory schemes, government regulation, policies, standards, and other obligations related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; or otherwise adversely affect our business.*

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "processing") proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, "sensitive information"). Our data processing activities subject to numerous data privacy and security obligations, such as domestic and foreign laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy, data protection, and data security.

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further described above, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information and the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal data. The CCPA provides for civil penalties for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, which have taken effect or will become effective in 2023, and additional similar laws are being considered at the federal, state, and local levels. While these laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection, and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. Our upcoming clinical trial will include sites in the EU, which will increase our exposure to potential liability under the EU GDPR. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We anticipate that over time we may expand our business to include additional operations outside of the United States and Israel. With such expansion, we would be subject to increased governmental regulation in other countries in which we might operate, including the EU GDPR. Assisting our customers, partners, and vendors in complying with the EU GDPR or other foreign laws, or complying with such laws ourselves, may cause us to incur substantial operational costs or require us to change our business practices. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences, including class action litigation and mass arbitration demands.

Moreover, in the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Our employees and personnel may use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We may also use AI/ML to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

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

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. As of June 30, 2023, $83.4 million remain available for sale under the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of June 30, 2023, we had 41 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Additionally, they may be called to active duty at any time under emergency circumstances. In response to increased tension and hostilities in the region, there have been, at times, call-ups of military reservists, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of these employees due to military service. Such disruption could harm our business and operating results.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of June 30, 2023, we had 193 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning environmental, social and corporate governance ("ESG") matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would significantly increase our costs. In addition, we currently do not report our environmental emissions, and lack of reporting or future reporting could result in certain investors from declining to invest in our ordinary shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

4.1	Form of July 2023 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on July 27, 2023).

10.1+	Manufacturing and Supply Agreement - Amendment No. 2, dated May 19, 2023, by and between the Registrant and Isotopia Molecular Imaging Ltd.

10.2	Amendment to Loan Agreement, dated June 29, 2023, by and among the Company, UroGen Pharma, Inc., as the borrower, and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors, BPCR Limited Partnership, as a lender, BioPharma Credit Investments V (Master) LP, as a lender, and BioPharma Credit PLC, as collateral agent for the lenders.

10.3	Securities Purchase Agreement, dated July 26, 2023, by and among UroGen Pharma Ltd. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on July 27, 2023).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

August 10, 2023	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

August 10, 2023	By:	/s/ Don Kim
Don Kim
Chief Financial Officer (Principal Financial and Accounting Officer)