Form 10-Q
period 2023-09-30
UroGen Pharma Ltd.
filed 2023-11-14
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the registrant had 30,866,320 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$119,305	$55,408
Marketable securities	28,114	44,556
Restricted cash	817	813
Accounts receivable	12,847	12,704
Inventories	5,002	4,325
Prepaid expenses and other current assets	16,038	11,101
Total current assets	182,123	128,907
Non-current assets:
Property and equipment, net	823	1,297
Restricted deposit	225	223
Right of use assets	1,905	2,452
Marketable securities	6,507	—
Other non-current assets	2,050	2,740
Total Assets	$193,633	$135,619
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$14,083	$12,383
Employee related accrued expenses	8,152	8,257
Other current liabilities	3,553	3,276
Total current liabilities:	25,788	23,916
Non-current liabilities:
Prepaid forward obligation	107,276	98,923
Long-term debt	98,518	97,537
Long-term lease liabilities	1,026	1,586
Uncertain tax positions liability	3,018	3,018
Total Liabilities	235,626	224,980
Commitments and Contingencies (Note 18)
Shareholders' Deficit:
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 30,854,778 and 23,129,953 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	84	63
Additional paid-in capital	611,389	487,787
Accumulated deficit	(653,332)	(577,104)
Accumulated other comprehensive loss	(134)	(107)
Total Shareholders' Deficit	(41,993)	(89,361)
Total Liabilities and Shareholders' Deficit	$193,633	$135,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$20,852	$16,097	$59,183	$46,265
Cost of revenue	2,367	2,020	7,075	5,391
Gross profit	18,485	14,077	52,108	40,874
Operating expenses:
Research and development expenses	10,230	13,093	34,312	38,429
Selling, general and administrative expenses	21,755	19,071	68,723	61,204
Operating loss	(13,500)	(18,087)	(50,927)	(58,759)
Financing on prepaid forward obligation	(5,479)	(4,819)	(16,047)	(16,478)
Interest expense on long-term debt	(3,815)	(2,694)	(11,129)	(5,215)
Interest and other income, net	906	478	1,941	604
Loss before income taxes	(21,888)	(25,122)	(76,162)	(79,848)
Income tax expense	9	(709)	(66)	(1,066)
Net Loss	$(21,879)	$(25,831)	$(76,228)	$(80,914)
Statements of Comprehensive Loss
Net loss	$(21,879)	$(25,831)	$(76,228)	$(80,914)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	20	(99)	(27)	(130)
Comprehensive Loss	$(21,859)	$(25,930)	$(76,255)	$(81,044)
Net loss per ordinary share - basic and diluted	$(0.68)	$(1.13)	$(2.89)	$(3.56)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	32,298,182	22,798,263	26,358,719	22,711,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	loss	Total
Balance as of July 1, 2023	23,498,617	$64	$493,109	$(631,453)	$(154)	$(138,434)
Changes During the Three Months Ended September 30, 2023
Exercise of options into ordinary shares	55,781	—	18			18
Share-based compensation			2,224			2,224
Issuance of pre-funded warrant, net of issuance costs			48,700			48,700
Issuance of ordinary share, net of issuance costs	7,300,380	20	67,338			67,358
Other comprehensive income					20	20
Net loss				(21,879)		(21,879)
Balance as of September 30, 2023	30,854,778	$84	$611,389	$(653,332)	$(134)	$(41,993)

Balance as of July 1, 2022	22,727,891	$62	$481,485	$(522,404)	(56)	$(40,913)
Changes During the Three Months Ended September 30, 2022
Exercise of options into ordinary shares	283,433	1	1,116			1,117
Share-based compensation			2,440			2,440
Other comprehensive loss					(99)	(99)
Net loss				(25,831)		(25,831)
Balance as of September 30, 2022	23,011,324	$63	$485,041	$(548,235)	$(155)	$(63,286)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	loss	Total
Balance as of January 1, 2023	23,129,953	$63	$487,787	$(577,104)	$(107)	$(89,361)
Changes During the Nine Months Ended September 30, 2023
Exercise of options into ordinary shares	424,445	1	832			833
Share-based compensation			6,732			6,732
Issuance of pre-funded warrant, net of issuance costs			48,700			48,700
Issuance of ordinary share, net of issuance costs	7,300,380	20	67,338			67,358
Other comprehensive loss					(27)	(27)
Net loss				(76,228)		(76,228)
Balance as of September 30, 2023	30,854,778	$84	$611,389	$(653,332)	$(134)	$(41,993)

Balance as of January 1, 2022	22,462,995	$61	$475,698	$(467,321)	$(25)	$8,413
Changes During the Nine Months Ended September 30, 2022
Exercise of options into ordinary shares	548,329	2	1,131			1,133
Share-based compensation			8,212			8,212
Other comprehensive loss					(130)	(130)
Net loss				(80,914)		(80,914)
Balance as of September 30, 2022	23,011,324	$63	$485,041	$(548,235)	$(155)	$(63,286)

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(76,228)	$(80,914)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	612	688
Inventory Obsolescence	—	615
Accrued financing on prepaid forward obligation	8,714	11,019
(Accretion) on marketable securities	(622)	(93)
Share-based compensation	6,732	8,212
Amortization of discount on long-term debt	981	1,077
Amortization of right of use assets	669	679
Changes in operating assets and liabilities:
Inventory	(677)	(645)
Accounts receivable	(143)	2,288
Prepaid expenses and other current assets	(4,937)	(3,104)
Other non-current assets	690	(1,000)
Accounts payable and accrued expenses	1,700	(2,746)
Employee related accrued expenses	(105)	(323)
Other current liabilities	—	(704)
Lease liabilities	(766)	(856)
Net cash used in operating activities	(63,380)	(65,807)
Cash Flows From Investing Activities
Purchases of marketable securities	(35,009)	(63,009)
Maturities of marketable securities	45,538	41,202
Purchases of property and equipment	(138)	(241)
Net cash (used in) provided by investing activities	10,391	(22,048)
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	833	1,133
Proceeds from issuance of long-term debt	—	70,793
Proceeds from pre-funded warrant issuance, net of $1,654 of issuance costs	48,700	—
Proceeds from ordinary share issuance, net of $2,288 of issuance costs	67,358	—
Issuance cost related to at-the-market issuances	—	(160)
Net cash provided by financing activities	116,891	71,766
Increase (Decrease) in Cash and Cash Equivalents	63,902	(16,089)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	56,220	45,587
Cash, Cash Equivalents and Restricted Cash at End of Period	$120,122	$29,498
Supplemental Disclosures of Non-Cash Activities
Right of use assets obtained in exchange for new operating lease liabilities	$122	$2,165

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

The Company has experienced net losses since its inception and has an accumulated deficit of $653.3 million and $577.1 million as of September 30, 2023 and December 31, 2022, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan.

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

On July 26, 2023, the Company entered into a private placement transaction with certain institutional and other accredited investors pursuant to which the Company agreed to sell its ordinary shares and pre-funded warrants to purchase ordinary shares to the investors, for aggregate gross proceeds of $120.0 million.  See Note 14 for further discussion regarding the private placement transaction.

Based on the Company's cash, cash equivalents and marketable securities as of September 30, 2023, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. The Company will need to raise additional capital in the future. There can be no assurances that the Company will be able to secure such additional financing if at all, or on terms that are satisfactory to the Company, and that it will be sufficient to meet its needs. In the event the Company is not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $153.9 million as of September 30, 2023. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is equal to the vesting period. For performance stock units (“PSUs”), cost is measured at the grant date based on the fair value of the award and is recognized over any relevant service period as expense when the achievement of the performance condition is probable. The fair value of options is determined using the Black-Scholes option-pricing model. The fair value of a restricted stock unit (“RSU”) or a PSU equals the closing price of the Company’s ordinary shares on the grant date. The Company accounts for forfeitures as they occur in accordance with ASC Topic 718, “Compensation—Stock Compensation”.

The Company elected to recognize compensation costs for awards conditioned only on continued service that have a graded vesting schedule using the straight-line method and to value the awards based on the single-option award approach.

Pre-funded Warrants

The Company issued pre-funded warrants in connection with a private placement transaction that are accounted for as a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.”  Accordingly, the Company classifies the pre-funded warrants as a component of permanent stockholders’ equity within additional paid-in capital and records them at the issuance date using a relative fair value allocation method. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated the net sales proceeds from the private placement transaction proportionately to the ordinary shares and pre-funded warrants. See Note 14 for further discussion related to the private placement transaction.

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

The Company’s pre-funded warrants requires the holder to pay nominal consideration to receive the Company’s ordinary shares and are therefore considered outstanding shares in determining basic and diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share”.

Recently Adopted Issued Pronouncements

The Company has reviewed the Accounting Standards Updates recently issued by the Financial Accounting Standards Board, and determined that they are not applicable to the Company.

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Accounts payable	$4,041	$5,527
Accrued sales reserves	2,710	618
Accrued clinical expenses	1,566	2,853
Accrued research and development expenses	1,349	1,285
Accrued selling, general and administrative expenses	2,601	1,609
Accrued other expenses	1,816	491
Total accounts payable and accrued expenses	$14,083	$12,383

Interest and Other Income, Net

Interest and other income, net consisted of the following for the nine months ended  September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$835	$441	$1,915	$469
Other income, net	71	37	26	135
Total interest and other income, net	$906	$478	$1,941	$604

Note 5 – Inventories

Inventories consisted of the following as of  September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials (1)	$4,948	$4,676
Finished goods	1,735	2,019
Total inventories	$6,683	$6,695

(1) $1.7 million and $2.4 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively. Changes in non-current assets are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of September 30, 2023 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	September 30,	Identical Assets	Inputs
	2023	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$15,591	$15,591	$—
US government	1,976	1,976	—
Commercial paper	2,976	—	2,976
Total cash equivalents	20,543	17,567	2,976
Marketable securities
U.S. government	17,022	17,022	—
Corporate bonds	5,524	—	5,524
Commercial paper	7,025	—	7,026
Certificates of deposit	5,050	—	5,049
Total marketable securities	34,621	17,022	17,599
Total assets at fair value	$55,164	$34,589	$20,575

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

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of September 30, 2023 and December 31, 2022. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of September 30, 2023 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$15,591	$—	$—	$15,591
US government	1,976	—	—	1,976
Commercial paper	2,977	—	(1)	2,976
Total cash equivalents	20,544	—	(1)	20,544
Marketable securities:
U.S. government	17,089	—	(67)	17,022
Corporate bonds	5,586	—	(62)	5,524
Commercial paper	7,028	—	(3)	7,025
Certificates of deposit	5,051	1	(2)	5,050
Total marketable securities	34,754	1	(134)	34,621
Total assets at fair value	$55,299	$1	$(135)	$55,165

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of September 30, 2023, the amortized cost of investments included an immaterial amount of accrued interest. As of September 30, 2023, marketable securities were in a net unrealized loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  September 30, 2023, the aggregate fair value of investments held by the Company in an unrealized loss position was $32.7 million which consisted of 40 securities. The unrealized loss was primarily driven by rising interest rates. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  September 30, 2023, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no allowance for credit losses were recognized in the period.

The Company’s investments as of September 30, 2023 mature at various dates through January 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Maturities within one year	$49,635	$44,556
Maturities after one year through three years	5,529	—
Total investments	$55,164	$44,556

Note 8 – Property and Equipment

Property and equipment, consists of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Laboratory equipment	$459	$452
Computer equipment and software	2,235	2,168
Furniture	612	602
Leasehold improvements	617	617
Manufacturing equipment	662	608
	4,585	4,447
Less: accumulated depreciation and amortization	(3,762)	(3,150)
Property and equipment, net	$823	$1,297

Depreciation and amortization expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2023 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the nine months ended September 30, 2023 for annual net sales up to $200 million was 13.0%.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2022 and for the nine months ended September 30, 2023, in thousands:

Carrying value of prepaid forward obligation as of December 31, 2021	$85,713
Financing on prepaid forward obligation	21,559
Amounts paid and payable (1)	(8,349)
Carrying value of prepaid forward obligation as of December 31, 2022	98,923
Financing on prepaid forward obligation	16,047
Amounts paid and payable (1)	(7,694)
Carrying value of prepaid forward obligation as of September 30, 2023	$107,276

(1) $2.7 million and $2.3 million of the Amounts paid and payable are included as current portion of the prepaid forward obligation within other current liabilities on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Long-term debt at closing of Pharmakon loan	$100,000
Capitalized costs and discounts	(4,217)
Interest expense	8,438
Amounts paid	(6,685)
Carrying value of Pharmakon loan as of December 31, 2022	97,537
Interest expense	11,129
Amounts paid	(10,147)
Carrying value of Pharmakon loan as of September 30, 2023	$98,518

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases as of September 30, 2023:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025.  The Company's remaining contractual obligation under this lease is approximately $0.5 million as of September 30, 2023.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminates in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.1 million as of September 30, 2023. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020 and continuing until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.1 million as of September 30, 2023. The Company accounts for the sublease as an operating lease in accordance with ASC 842.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $1.3 million as of September 30, 2023.

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

The components of lease cost for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$225	$219	$710	$735
Sublease income	(56)	(56)	(168)	(168)
Variable lease cost	13	16	51	52
	$182	$179	$593	$619

The amounts recognized as of September 30, 2023 and  December 31, 2022 were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Right-of-use assets	$1,905	$2,452
Long-term lease liabilities	1,026	1,586
Other current liabilities	858	941

As of September 30, 2023, no impairment losses have been recognized.

Supplemental information related to leases for the nine months ended  September 30, 2023 and 2022 is as follows (in thousands, except for lease terms and discount rate amounts):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	878	901
Right-of-use assets obtained in exchange for new operating lease liabilities	122	2,165
Weighted-average remaining lease term of operating leases (in years)	2.11	2.95
Weighted-average discount rate of operating leases	10.16%	10.21%

As of September 30, 2023, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2023	$291
2024	923
2025	813
2026	57
2027 and thereafter	—
Total future minimum lease payments	$2,084
Less: Interest	(200)
Present value of lease liabilities	$1,884

Subleases

As of September 30, 2023, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis were as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2023	$63
2024	49
2025 and thereafter	—
$112

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Jelmyto	$20,852	$16,097	$59,183	$46,265

Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refund for discarded drug, which are estimated based on the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivable while other remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for period ended of September 30, 2023 (in thousands):

	Reserves related to government sponsored programs	Other reserves	Total accrued sales reserves
Balance as of December 31, 2022	$590	$847	$1,437
Accruals	8,224	8,276	16,500
Utilizations	(7,418)	(5,979)	(13,397)
Balance as of September 30, 2023	$1,396	$3,144	$4,540

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

Note 14 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of September 30, 2023 and December 31, 2022. The Company had 30.9 million and 23.1 million ordinary shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

On July 26, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers 7,300,380 ordinary shares of the Company (“Shares”) and 5,278,776 of pre-funded warrants to purchase ordinary shares of the Company at a purchase price of $9.54 per Share or $9.539 for each ordinary share underlying a pre-funded warrant, in a private placement transaction that closed on July 28, 2023 and August 9, 2023 (the “Private Placement”) for aggregate gross proceeds of $120.0 million, before deducting fees to placement agents and financial advisors and before other expenses paid by the Company. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, became exercisable upon original issuance and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. The aggregate fee paid by the Company to placement agents and financial advisors was $3.6 million, plus the reimbursement of certain expenses.

The Shares and the ordinary shares issuable upon exercise of the pre-funded warrants were registered pursuant to the Company’s registration statement on Form S-3 (File No. 333-274423) filed with the SEC on September 8, 2023, which was declared effective on September 15, 2023.

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

On January 31, 2023, the Board approved a performance stock unit ("PSU") award of 100,000 shares under the 2017 Plan to the Company's Chief Executive Officer, subject to shareholder approval. Vesting of these PSUs will depend upon obtaining regulatory approval for the Company’s lead product candidate UGN-102 in the three years following the grant. The PSU award was approved by the Company’s shareholders at the 2023 Annual Shareholders’ Meeting on September 7, 2023.

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan was 1,400,000. On January 1, 2018, the share reserve increased by 250,167 to 1,650,167 shares. On October 12, 2018, the Company increased the number of ordinary shares authorized for issuance under the 2017 Plan by 1,900,000 to 3,550,167 shares. On June 8, 2020, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 3,950,167 shares. On June 7, 2021, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 4,350,167 shares. On June 8, 2022, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 to 4,750,167 shares. On September 7, 2023, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 450,000 to 5,200,167 shares.

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

As of September 30, 2023, 3,781,335 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 1,498,367 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development expenses	$415	$642	$1,436	$2,040
Selling, general and administrative expenses	1,809	1,798	5,296	6,172
Total share-based compensation expense	$2,224	$2,440	$6,732	$8,212

The total unrecognized compensation cost of options and RSUs at September 30, 2023 is $15.6 million with a weighted average recognition period of 2.0 years.

Note 16 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of September 30, 2023, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2022, 2021 and 2020, and for the nine months ended September 30, 2023. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $3.0 million as of September 30, 2023, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2023, the Company’s liability for uncertain tax positions includes $1.1 million of accrued interest and penalties.

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

Note 17 – Related Parties

See Note 14 for discussion regarding an affiliated investor in the private placement transaction for the nine months ended September 30, 2023.  There were no related party transactions for the nine months ended September 30, 2022.

Note 18 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2023 and December 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Jelmyto

On April 15, 2020, the U.S. Food and Drug Administration ("FDA") approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto expired on April 15, 2023, however, Orphan Drug exclusivity extends until April 15, 2027, as well as a composition of matter patents set to expire in early 2031. The main patents that protect Jelmyto in the United States are set to expire in January 2031. These patents were listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by seven regional business director positions, who are in turn supported by seven regional operations manager positions. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 representatives.

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

In the first three fiscal years beginning after the initiation of our commercial launch of Jelmyto in June 2020, we have experienced a moderate decline in revenue during the third quarter from the preceding quarter. We believe this result is primarily attributable to the nature of low-grade disease, which does not require immediate treatment and therefore we believe there is an impact in the summer months. However, it is too early to say with confidence whether this seasonality trend will continue in future periods. Moreover, our future Jelmyto revenue will be impacted by various factors and we expect our Jelmyto revenue to fluctuate quarter-to-quarter for the foreseeable future.

UGN-102 (mitomycin) for intravesical solution

UGN-102 is our sustained-release formulation of mitomycin that we are developing for the treatment of low-grade intermediate risk NMIBC.

In October 2021, we reported final data from the Phase 2b OPTIMA II trial. The single-arm, open label trial completed enrollment of 63 patients at clinical sites across the United States and Israel in September 2019. Patients were treated with six weekly instillations of UGN-102 and underwent assessment of CR (the primary endpoint) four to six weeks following the last instillation; 65%, or 41 out of 63 patients, treated with UGN-102 achieved a CR three months after the start of therapy. In this subset of patients, 39 (95%), 30 (73%), and 25 (61%) remained disease-free at six, nine, and 12 months after treatment initiation, respectively. The probability of durable response nine months after CR (12 months after treatment initiation) was estimated to be 72.5% by Kaplan-Meier analysis. Thirteen patients had documented recurrences. Fifty-seven of 63 (90%) patients completed all six instillations of UGN-102 according to the study protocol. Median duration of response was not reached. The most common adverse events, greater than 10%, were most often reported as mild to moderate in severity and include dysuria, hematuria, urinary frequency, fatigue, urgency and urinary tract infection. The final data was published online in The Journal of Urology in October 2021 and was included in the January 2022 print edition.

In December 2022 we presented new data from a follow up study to the OPTIMA II study designed to obtain long-term data on UGN-102 that shows median duration of response of 24.4 months based on available data for 15 out of 25 patients who achieved a CR in OPTIMA II. Seven patients remained in CR, six patients had recurrence of low-grade disease, one patient had progression to high-grade disease and one patient withdrew consent but remained in CR at the last evaluation prior to discontinuation. All patients were alive at the last contact, and five patients were known to have had post-study treatment with transurethral resection of the bladder tumors or fulguration.

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

We initiated our Phase 3 ATLAS trial in December 2020 and until November 2021, were enrolling patients in this trial comparing UGN-102 with or without TURBT to standard of care, TURBT. In parallel, we continued to engage in discussions with the FDA and based on this dialogue, we designed a trial in order to demonstrate the efficacy and safety of UGN-102. This Phase 3 ENVISION trial is a single-arm, multinational, multicenter study evaluating the efficacy and safety of UGN-102 as primary chemoablative therapy in patients with low-grade intermediate risk NMIBC. The design of the Phase 3 ENVISION trial is similar to our Phase 2 OPTIMA II trial in that the patient population has similar clinical characteristics, receives the same investigational treatment regimen and undergoes similar efficacy and safety assessments and qualitative follow-up. Study participants receive six once-weekly intravesical instillations of UGN-102. The primary endpoint is CR rate at three months after the first instillation, and the key secondary endpoint is durability of response in patients who achieve CR at the three-month assessment.

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

On July 27, 2023, we announced topline data from our Phase 3 trials, ATLAS and ENVISION. In the ATLAS trial, UGN-102 met its primary endpoint of disease-free survival, reducing risk of recurrence, progression, or death by 55%. UGN-102 also showed a 64.8% CR rate at three months for patients who only received UGN-102, compared to a 63.6% CR rate at three months for patients who only received a TURBT. The ENVISION trial met its primary endpoint by demonstrating that patients treated with UGN-102 had a 79.2% rate of CR at 3-months following the initial treatment. Additional data evaluating the secondary endpoint of duration of response from ENVISION is anticipated in 2024. In both trials, the safety profile of UGN-102 was acceptable, with a adverse reaction profile similar to that of previous clinical trials of UGN-102.

We also initiated a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. As per the study design, patients in this study received six once-weekly intravesical instillations of UGN-102 with the initial treatment visit occurring at the investigative site and instillation performed by a qualified physician. Treatment visits two to six took place at the patient's home and instillation were performed by a properly trained and qualified home health professional. The primary endpoints of the study include safety and tolerability, discontinuations from at home study treatment and feedback from patients, home health professionals and investigators via standardized questionnaires. The study completed enrollment with a total of eight patients across four centers and all study visits for these enrolled patients have been completed. Preliminary results were reported through a press release in February 2023, finding that UGN-102 was suitable to administer at home by a visiting nurse under the supervision of a treating physician and resulted in 75% of patients achieving a CR, defined as no detectable disease three months after starting treatment. Patients, nurses and investigators also completed home instillation feasibility questionnaires. These standardized feasibility questionnaires highlighted that all eight patients preferred at-home to in-office treatment, and five of six patients recommended UGN-102 home instillation instead of TURBT. Home instillation was reported as feasible for visiting nurses, and three of four investigators considered at-home treatment “not different” than in-office treatment. We believe establishing the precedent for a convenient at home solution may facilitate access to care and address quality of life issues that certain patients may face with the current standard of care.

In October 2023 we announced our agreement with the FDA on plans for submission of an NDA for UGN-102 (mitomycin) for intravesical solution. The FDA indicated that the current clinical development plan for UGN-102, which includes evaluation of duration of CR at 12 months from the pivotal ENVISION trial, will support submission of an NDA for the treatment of low-grade intermediate risk NMIBC. The FDA indicated that it may seek the advice of the Oncology Drug Advisory Committee as part of the NDA review process. The FDA also agreed that the UGN-102 NDA can utilize a rolling review, allowing for early submission of the Chemistry, Manufacturing and Controls ("CMC") sections of the NDA, which is planned for January 2024.

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

The first combination we are seeking to investigate clinically involves the sequential use of UGN-201 (imiquimod), a toll-like receptor-7 ("TLR 7") agonist, and UGN-301 in high-grade NMIBC. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. The second combination we are seeking to investigate clinically involves the sequential administration of gemcitabine and UGN-301 to the bladder in high-grade NMIBC.  Gemcitabine is a chemotherapy that is used intravesically to treat high grade NMIBC where it is administered as a liquid formulation. We believe that UGN-201 and gemcitabine may elicit an innate immune response in the presence of released bladder cancer antigens, which may translate into a long lasting acquired immune response. We believe these two combinations could elicit an innate as well as adaptive immune response and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapy. In November 2019, we entered into a worldwide license agreement with Agenus Inc. to develop and commercialize zalifrelimab via intravesical delivery for the treatment of urinary tract cancers, initially in high-grade NMIBC. We believe that these combinations make local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

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

Components of Operating Results

Revenue

During the three and nine months ended September 30, 2023, we recognized $20.9 million and $59.2 million of revenue, respectively from sales of our product, Jelmyto.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue	$20,852	$16,097	$4,755
Cost of revenue	2,367	2,020	347
Gross profit	18,485	14,077	4,408
Operating expenses:
Research and development	10,230	13,093	(2,863)
Selling and marketing	12,597	11,882	715
General and administrative	9,158	7,189	1,969
Total operating expenses	31,985	32,164	(179)
Operating loss	(13,500)	(18,087)	4,587
Financing on prepaid forward obligation	(5,479)	(4,819)	(660)
Interest expense on long-term debt	(3,815)	(2,694)	(1,121)
Interest and other income, net	906	478	428
Loss before income taxes	(21,888)	(25,122)	3,234
Income tax expense	9	(709)	718
Net loss	$(21,879)	$(25,831)	$3,952

Revenue

Revenue was $20.9 million and $16.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase in revenue of $4.8 million primarily reflects the increased volume of sales of Jelmyto.

Cost of Revenue

Cost of revenue was $2.4 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. The overall increase of $0.4 million is primarily attributable to the full depletion of inventories that we had expensed prior to receiving FDA approval and increased volume of sales of our product Jelmyto.

Research and Development Expenses

Research and development expenses were $10.2 million and $13.1 million for the three months ended September 30, 2023 and 2022, respectively. The overall decrease of $2.9 million is primarily attributable to lower research and development expenses due to the conclusion of the ATLAS trial, lower cost related to the Phase 3 ENVISION trial for UGN-102, and the ending of our collaboration with MD Anderson, partially offset by higher research and development expenses related to our Phase 1 study for UGN-301, cost incurred related to research into ingredient scale-up and production for UGN-102, and clinical compensation expenses.

Selling and Marketing Expenses

Selling and marketing expenses were $12.6 million and $11.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase in selling and marketing expenses of $0.7 million is primarily attributable to commercial operation conferences and trainings, market research related expenses, and commercial compensation expenses, partially offset by lower commercial back-office services and support expenses.

General and Administrative Expenses

General and administrative expenses were $9.2 million and $7.2 million for the three months ended September 30, 2023 and 2022, respectively. The increase in general and administrative expenses of $2.0 million resulted primarily from higher compensation expenses, recruiting fees, certain media and meeting expenses, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $5.5 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The increase in financing on prepaid forward obligation of $0.7 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $3.8 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by increase in interest rates related to the Pharmakon loan and the funding of the second tranche of the Pharmakon loan in December 2022.

Interest and Other Income, Net

Interest and other income, net was $0.9 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively. The increase in interest and other income, net was primarily due to higher cash and investment balance earning interest and changes in the overall interest rate environment.

Comparison of the nine months ended September 30, 2023 and 2022

The following table sets forth our results of operations for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue	$59,183	$46,265	$12,918
Cost of revenue	7,075	5,391	1,684
Gross profit	52,108	40,874	11,234
Operating expenses:
Research and development	34,312	38,429	(4,117)
Selling and marketing	40,670	38,075	2,595
General and administrative	28,053	23,129	4,924
Total operating expenses	103,035	99,633	3,402
Operating loss	(50,927)	(58,759)	7,832
Financing on prepaid forward obligation	(16,047)	(16,478)	431
Interest expense on long-term debt	(11,129)	(5,215)	(5,914)
Interest and other income, net	1,941	604	1,337
Loss before income taxes	(76,162)	(79,848)	3,686
Income tax expense	(66)	(1,066)	1,000
Net loss	$(76,228)	$(80,914)	$4,686

Revenue

Revenue was $59.2 million and $46.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in revenue of $12.9 million primarily reflects the increased volume of sales of Jelmyto.

Cost of Revenue

Cost of revenue was $7.1 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses. The overall increase of $1.7 million is primarily attributable to the full depletion of inventories that we had expensed prior to receiving FDA approval and increased volume of sales of our product Jelmyto.

Research and Development Expenses

Research and development expenses were $34.3 million and $38.4 million for the nine months ended September 30, 2023 and 2022, respectively. The overall decrease of $4.1 million is primarily attributable to lower research and development expenses due to the conclusion of the ATLAS trial, lower cost related to the Phase 3 ENVISION trial for UGN-102, and the ending of our collaboration with MD Anderson, partially offset by higher research and development expenses related to our Phase 1 study for UGN-301, cost incurred related to research into ingredient scale-up and production for UGN-102, and clinical compensation expenses.

Selling and Marketing Expenses

Selling and marketing expenses were $40.7 million and $38.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in selling and marketing expenses of $2.6 million is primarily attributable to brand marketing related expenses and commercial operation advertisement, conferences and trainings, and commercial compensation expenses, partially offset by lower commercial back-office services and support expenses.

General and Administrative Expenses

General and administrative expenses were $28.1 million and $23.1 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in general and administrative expenses of $5.0 million resulted primarily from higher compensation expenses, recruiting fees, certain media and meeting expenses, third-party advisory providers, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $16.0 million and $16.5 million for the nine months ended September 30, 2023 and 2022, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $0.5 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $11.1 million and $5.2 million for the nine months ended September 30, 2023 and 2022, respectively. The cost in 2023 relates to interest expense on the Pharmakon loan for three full quarters versus the prior year given the loan closed in March 2022.  In addition, the increase was attributable to increase in interest rates related to the Pharmakon loan and the funding of the second tranche of the Pharmakon loan in December 2022.

Interest and Other Income, Net

Interest and other income, net was $1.9 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest and other income, net was primarily due to higher cash and investment balance earning interest and changes in the overall interest rate environment.

Liquidity and Capital Resources

As of September 30, 2023, we had $153.9 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through September 30, 2023, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon.

In December 2019, we entered into a sales agreement (the “ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. The remaining capacity under the ATM Sales Agreement is approximately $83.4 million as of September 30, 2023. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

On July 26, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers 12,579,156 ordinary shares of the Company (“Shares”) (or in lieu of Shares, pre-funded warrants to purchase ordinary shares of the Company) at a purchase price of $9.54 per Share (or $9.539 for each ordinary share underlying a pre-funded warrant), in a private placement transaction that closed on July 28, 2023 and August 9, 2023 (the “Private Placement”) for aggregate gross proceeds of $120.0 million, before deducting fees to placement agents and financial advisors and before other expenses. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, and became exercisable upon original issuance and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. The aggregate fee paid by us to placement agents and financial advisors was $3.6 million, plus the reimbursement of certain expenses.

We have incurred losses since our inception and negative cash flows from our operations, and as of September 30, 2023 we had an accumulated deficit of $653.3 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

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

The total obligation for future minimum lease payments under our operating leases is $2.1 million as of September 30, 2023. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(63,380)	$(65,807)
Investing activities	10,391	(22,048)
Financing activities	116,891	71,766
Net change in cash and cash equivalents	$63,902	$(16,089)

Operating Activities

Net cash used in operating activities was $63.4 million during the nine months ended September 30, 2023, compared to $65.8 million during the nine months ended September 30, 2022. The $2.4 million decrease was attributable primarily to timing of certain accruals, as well as increase in net sales of our product Jelmyto during 2023 and higher inventory purchases, including non-current inventory, in 2022, partially offset by increase in interest on long-term debt.

Investing Activities

Net cash provided by investing activities was $10.4 million during the nine months ended September 30, 2023, compared to net cash used in investing activities of $22.0 million during the nine months ended September 30, 2022. The net change of $32.4 million is attributable primarily to less investment of marketable securities in 2023 as compared to 2022.

Financing Activities

Net cash provided by financing activities was $116.9 million during the nine months ended September 30, 2023, compared to $71.8 million during the nine months ended September 30, 2022. The increase of $45.1 million is attributable primarily to proceeds from the Private Placement in the current year as compared to proceeds from the Pharmakon loan in the prior year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of September 30, 2023, we had $153.9 million in cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on September 30, 2023, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2023 or 2022.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2022 by a total of 11.9%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the nine months ended September 30, 2023, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $109.8 million for the year ended December 31, 2022 and a net loss of $76.3 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $653.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We will require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of September 30, 2023, we had cash and cash equivalents and marketable securities of $153.9 million. To fund our operations and develop our product candidates and commercialize Jelmyto, we have relied primarily on equity and debt financings and, following the launch of Jelmyto in June 2020, revenue generated from sales of Jelmyto. In March 2021, we announced a transaction with RTW Investments ("RTW") totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved. In March 2022, we entered into the Loan Agreement, pursuant to which the Lenders agreed to make the Term Loans to Borrower in an aggregate principal amount of up to $100 million to be funded in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.  In July 2023, we entered into a private placement transaction with certain institutional and other accredited investors pursuant to which the Company agreed to sell its ordinary shares and pre-funded warrants to purchase ordinary shares to the investors, for aggregate gross proceeds of $120.0 million ($116.1 million net of issuance cost), $115.0 million of which closed on July 28, 2023 and the remaining $5.0 million of which closed on August 9, 2023.

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AADi, LLC, Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., enGene Holdings, Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, Janssen, Merck Sharp & Dohme Corp, Roche, Samyang Biopharma, Seagen Inc., Steba Biotech Ltd., SURGE Therapeutics, Viralytics Limited and Vyriad. We are aware that Ferring Pharmacuticals plans to begin production of its Adstiladrin, approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC, in the second half of 2023. In January 2023, SURGE Therapeutics received FDA clearance on an IND to proceed with a Phase 1/2a study of its SURGERx platform with resiquimod for prevention of recurrence and/or progression after TURBT in patients previously diagnosed with high-grade NMIBC that experience recurrence. We are aware of a company called Steba Biotech with an IND granted in December 2020 which has initiated a Phase 3 study of padeliporfin ImPACT for the treatment of adult patients with low-grade and unifocal high-grade UTUC in the first quarter of 2021. We have also entered into a Phase 1 study to support the development of UGN-301 in high-grade NMIBC. We are also aware that other companies, such as Janssen and Lipac are conducting, or have recently conducted clinical trials for product candidates for the treatment of low-grade intermediate risk NMIBC. Outside of these indications where we are developing products, we are aware of other companies doing work in both bladder and upper tract cancers, but these are with agents or on targets in high-grade, metastatic, or muscle invasive cancers. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing products that are more effective, easier to administer or less costly than our product candidates.

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

While we announced on October 3, 2023 that the FDA agreed with our plan for a rolling NDA submission for UGN-102, there is no guarantee that the FDA will accept the NDA for filing once the rolling submission is complete or eventually approve UGN-102 for the indication and patient population that we request or approve the labeling that we believe is necessary or desirable for the successful commercialization of UGN-102, as the FDA has the authority to refuse to file or approve NDAs for a variety of reasons.

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

•	our ability to successfully complete the FDA requirements related to CMC, for UGN-102 and our other product candidates, and if completed, their sufficiency to support an NDA;

•	the FDA’s timely acceptance of our INDs, for our product candidates and our inability to commence clinical trials in the United States without such IND acceptances;

•	the FDA’s acceptance of the design, size, conduct and implementation of our clinical trials, our trial protocols and the interpretation of data from nonclinical studies or clinical trials;

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

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements for Jelmyto, as well as UGN-102 or any of our other product candidates if approved for marketing by the FDA or foreign regulatory authorities. We also presently rely on a single third-party manufacturer to produce our proprietary drug product, or final mitomycin formulation, necessary for our current commercial requirements. We plan to continue to rely on third parties for the manufacture of mitomycin API, the gel contained in Jelmyto, UGN-102 and UGN-301, and for imiquimod for UGN-201, and for zalifrelimab for UGN-301, as well as for the raw materials, compounds and components necessary to produce our product candidates and for nonclinical studies and clinical trials.

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

While we currently have over 12 months of mitomycin API and/or Jelmyto finished product on hand to continue our commercial and clinical operations as planned, we may face such delays or costs in future years. Although we believe we have sufficient quantities of bulk mitomycin API for planned manufacturing operations through 2023 and 2024, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from pandemics, epidemics or public health emergencies or other disruptions caused by the outbreak of war, terrorist attacks or other acts of hostility, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto for commercial sales and our product candidates for our clinical trials and research and development operations.

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

We rely on third party transportation to deliver materials to our facilities and ship products to our customers. Transport operators are exposed to various risks, such as extreme weather conditions, natural disasters, outbreaks of war, terrorist attacks or other acts of hostility, work stoppages, personnel shortages, and operating hazards, as well as interstate and international transportation requirements. In addition, transport operators were affected by the impact of COVID-19 and the related shipping crisis and backlog, which led to increased shipping costs and supply chain disruptions, and a resurgence of COVID-19 or other pandemics, epidemics or public health emergencies may cause similar disruptions that may impact our operations in the future.

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

In order to market and sell our products in the European Union and other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. Regulatory approval processes outside the United States generally include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be commercialized in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing approvals and may not receive the necessary approvals to commercialize our product candidates in any particular market. Even though Jelmyto is fully approved for marketing in Israel, there can be no assurance that it will achieve the broad degree of physician adoption and use, reimbursement and market acceptance necessary for commercial success.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of September 30, 2023, we had 192 employees, of whom 40 are based in Israel and 152 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

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

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may be unable to detect and remediate all vulnerabilities in our information technology systems because such threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Unremediated high or critical risk vulnerabilities pose material risks to our business.

Additionally, applicable data privacy and security obligations and public company disclosure obligations may require us to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. For example, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business. In addition, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. If the information technology systems of our third-party vendors and other contractors become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. In addition, whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor, customer or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

Certain of our clinical trials and other significant operations (including our Israeli corporate offices and contract manufacturers) are located outside of the United States and, therefore, our results may be adversely affected by geopolitical, economic and military instability.*

Certain of our clinical trials operate outside the U.S. and certain of our research and development facilities and key vendors and suppliers are located in Israel. If any of these current or future trials or the related facilities or our or our vendors' and suppliers' facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemic, power outages or otherwise, or if performance of our clinical trials are disrupted for any other reason, such an event could cause significant development and product delays. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, pending patent applications and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently hold 19 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, the use of UGN-201 and UGN-301, and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 42 granted patents worldwide, and more than 45 pending patent applications filed in the U.S., Europe, Israel, Japan, Canada, China, Mexico and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2041.

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

In addition, there have been a number of recent regulatory and legislative initiatives designed to encourage generic competition for pharmaceutical products, including expedited review procedures for generic manufacturers and incentives designed to spur generic competition of branded drugs. In particular, the FDA and the FTC have been focused on brand companies’ denial of drug supply to potential generic competitors for testing. In December 2019, the CREATES Act was enacted, which provides a legislatively defined private right of action under which generic companies can bring suit against companies who refuse access to product for the bioequivalence testing needed to support approval of a generic product.

We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives, litigation or investigation. However, it is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our branded products, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions.

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

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act. Beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds will generally be based on the discarded volume above 10% of the total allowed amount. CMS has been receptive to evaluating the feasibility of the 10% threshold, and where appropriate, has modified the discarded volume threshold accordingly. One example of this modification is Jelmyto. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

We are subject to stringent and changing U.S. and foreign laws, regulations, rules, contractual obligations, self-regulatory schemes, government regulation, policies, standards, and other obligations related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; or otherwise adversely affect our business.*

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "processing") proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, "sensitive information"). Our data processing activities are subject to numerous data privacy and security obligations, such as domestic and foreign laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy, data protection, and data security.

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further described above, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information and the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights, such as those noted below, related to their personal data. The CCPA provides for civil penalties for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, which have taken effect or will become effective in 2023, and additional similar laws are being considered at the federal, state, and local levels. These state laws and the CCPA provide individuals with certain rights concerning their personal information, including the right to access, correct, or delete certain personal information, and opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. While these laws, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely. Furthermore, we may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection, and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. Our upcoming clinical trial will include sites in the EU, which will increase our exposure to potential liability under the EU GDPR. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We anticipate that over time we may expand our business to include additional operations outside of the United States and Israel. With such expansion, we would be subject to increased governmental regulation in other countries in which we might operate, including the EU GDPR. Assisting our customers, partners, and vendors in complying with the EU GDPR or other foreign laws, or complying with such laws ourselves, may cause us to incur substantial operational costs or require us to change our business practices. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences, including class action litigation and mass arbitration demands.

Moreover, in the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

It may be difficult for us to profitably sell our product candidates if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.*

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, UGN-102 and our other product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. In October 2020, a Medicare C-Code was issued for Jelmyto and we have obtained pass-through status for two years, no more than three. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. Our existing pass-through status is set to expire in the fourth quarter of 2023. CMS granted Jelmyto a New Technology APC (Ambulatory Payment Classification), effective from October 1, 2023. A service is separately for paid under a New Technology APC until sufficient claims data have been collected to allow CMS to assign the procedure to a clinical APC group that is appropriate in clinical and resource terms. This generally occurs within two to three years from the time a new HCPCS code becomes effective. However, if CMS are able to collect sufficient claims data in less than two years, CMS may consider reassigning the service to an appropriate APC, or, if CMS does not have sufficient data at the end of three years upon which to base its reassignment to an appropriate clinical APC, CMS may keep the service in a New Technology APC until adequate data become available. Loss of our New Technology APC may result in Medicare beneficiaries losing access to Jelmyto in the hospital outpatient setting and Jelmyto becoming packaged into a comprehensive ambulatory payment classification.

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

Although we have obtained written policy coverage in commercial plans as well as coverage for government plans for Jelmyto to date, we cannot be sure that adequate coverage or reimbursement will continue to be available for Jelmyto, or be available for UGN-102 or any of our other product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Jelmyto, UGN-102 or our other product candidates, or achieve profitably at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Rebates will generally be based on the discarded volume above 10% of the total allowed amount. CMS has been receptive to evaluating the feasibility of the 10% threshold, and where appropriate, has modified the discarded volume threshold accordingly. One example of this modification is Jelmyto. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. As of September 30, 2023, $83.4 million remain available for sale under the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

Risks Related to our Operations in Israel

Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.*

Our research and development facilities are located in Ra’anana, Israel, and certain of our key vendors and suppliers, including Isotopia Molecular Imaging Ltd., our single contracted supplier for the mitomycin and gel contained in Jelmyto and UGN-102, are located within Israel. If these or any future facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemic, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

In October 2023, Hamas initiated an attack against Israel, provoking a state of war and the risk of a larger conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the Company’s business and operations and on Israel's economy in general.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of September 30, 2023, we had 40 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Since October 7, 2023, the Israeli Defense Force has called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of September 30, 2023, we had 192 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. In October 2023, Hamas initiated an attack against Israel, provoking a state of war and the risk of a larger conflict. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

4.1	Form of July 2023 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on July 27, 2023).

10.1*	2017 Equity Incentive Plan, as amended.

10.2	Securities Purchase Agreement, dated July 26, 2023, by and among UroGen Pharma Ltd. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on July 27, 2023).

10.3	Form of Stock Option Grant Notice and Stock Option Agreement under the Urogen Pharma Ltd. 2017 Equity Incentive Plan.

10.4	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Urogen Pharma Ltd. 2017 Equity Incentive Plan.

10.5	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the Urogen Pharma Ltd. 2017 Equity Incentive Plan.

10.6	Performance-Based Restricted Stock Unit Grant Notice by and between the Registrant and Elizabeth Barrett, dated as of November 13, 2023.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

November 14, 2023	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

November 14, 2023	By:	/s/ Don Kim
Don Kim
Chief Financial Officer (Principal Financial and Accounting Officer)