Form 10-K
period 2023-12-31
UroGen Pharma Ltd.
filed 2024-03-14
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2023 totaled approximately $190.4 million based on the closing price for the registrant’s ordinary shares on that day as reported by the Nasdaq Stock Market LLC. Such value excludes ordinary shares held by executive officers, directors and certain entities affiliated with directors as of June 30, 2023.

As of March 7, 2024, there were 34,122,087 of the registrant’s ordinary shares outstanding.

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

We maintain our books and records in U.S. dollars, and prepare our financial statements in accordance with accounting principles generally accepted in the United States ("GAAP"), as issued by the Financial Accounting Standards Board.

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

•	the clinical utility, potential advantages and timing or likelihood of regulatory filings and approvals of UGN-102 and our other product candidates;
•	our expectations regarding timing for application for and receipt of a regulatory review decision for any of our product candidates;
•	our ongoing and planned development of product candidates including UGN-103, UGN-104, UGN-201 and UGN-301, and our discovery of new product candidates;
•	our expectations regarding future growth, including our ability to develop, and obtain regulatory approval for, new product candidates;
•	our ability to obtain additional financing to support our operations;
•	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
•

our ability to maintain our existing collaboration and licensing arrangements and enter into and maintain other collaborations, licensing arrangements or in-license or acquire rights to other products, product candidates or technologies;

•	our plans to develop and commercialize our in-line and investigational product candidates;
•	our estimates regarding the commercial potential and market opportunity for our product pipeline and investigational products;
•	our estimates regarding expenses, future revenues, capital requirements and the need for additional financing;
•	the impact of our research and development expenses as we continue developing investigational product candidates;
•	the future nonclinical and clinical development of licensed products, including UGN-103, UGN-104, UGN-201 and UGN-301, and their commercial opportunity; and
•	the impact of government laws and regulations.

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

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our ordinary shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors,” and should be carefully considered, together with other information in this Annual Report and our other filings with the U.S. Securities and Exchange Commission ("SEC") before making investment decisions regarding our ordinary shares.

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

•

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-103, UGN-104, UGN-201, and UGN-301 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102, UGN-103, UGN-104 and UGN-201, if approved, as well as UGN-301 if approved as a monotherapy or for any approved product that includes UGN-301. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-103, UGN-104, UGN-201 or UGN-301 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property rights or the patents of our licensors, which could be expensive and time consuming.
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

Item 1. Business

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel® reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved product Jelmyto® (mitomycin) for pyelocalyceal solution, and our investigational candidate, UGN-102 (mitomycin) for intravesical solution, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”), respectively. In addition, our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as both monotherapy and combination therapy.

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

RTGel’s components are polymer-based and are inactive ingredients that are used in U.S. Food and Drug Administration (“FDA”) approved Jelmyto. We formulate RTGel with an active drug: mitomycin in the case of Jelmyto and UGN-102. The resulting formulations are instilled intravesically in liquid form directly into the upper urinary tract or bladder using standard instillation methodologies via catheters or nephrostomy tube, and thereafter convert into gel form at body temperature. Subsequently, upon contact with urine, RTGel gradually dissolves and releases the active drug over a period of several hours and is less affected by urine creation and voiding cycles as compared to water formulations.

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

Mitomycin—Our Target Active Drug for the Treatment of Low-Grade UTUC and Low-Grade Intermediate Risk NMIBC

Mitomycin is a generic drug currently utilized off-label as an adjuvant chemotherapy for the treatment of low-grade NMIBC after trans-urethral resection of bladder tumor ("TURBT"). Off-label means that while the FDA has not approved mitomycin as adjuvant treatment in the post-TURBT setting for low-grade intermediate risk NMIBC patients, physicians are permitted to utilize it as standard of care for this indication as part of medical practice. Mitomycin is administered using a water-based solution, which has a relatively short dwell time in the bladder limited to first voiding. Mitomycin often causes temporary irritation of the urinary tract, including the need to urinate frequently and urgently. In the upper urinary tract, the dwell time of aqueous mitomycin is limited to approximately five minutes as urine flows continuously and no active retention by the patient is feasible. Numerous in vitro models, in vivo studies and computer simulations have shown that increased dwell time of mitomycin in the bladder results in increased time to recurrence of urothelial cancer. In one such study, it was shown that mitomycin activity increased with exposure time. Specifically, the MIC90, or mean inhibitory concentration that causes 90% inhibition in cell growth, was 11-fold lower when exposure time was increased from 30 minutes to eight hours.

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

Limitations of Other Treatments for Low-Grade Upper Tract Urothelial Carcinoma

Before the approval of Jelmyto in April 2020, there were no drugs approved by the FDA for the treatment of low-grade UTUC, representing a significant unmet medical need. The current standard of care for the treatment of low-grade UTUC is radical nephroureterectomy ("RNU"), which is complete kidney and upper urinary tract removal. Recent advances in resection instrument technology have allowed physicians to treat patients with low-grade UTUC using endoscopic tumor resection, a kidney-sparing treatment, rather than nephroureterectomy followed by adjuvant chemotherapy, typically mitomycin, treatment. However, the specific anatomy and physiology of the upper urinary tract make the performance of organ-sparing endoscopic tumor resection and instillation of adjuvant chemotherapy challenging, leading to high recurrence rates. Patients often undergo multiple endoscopic resection procedures, which increases the probability of potential complications of resection, including perforation and ureteral stricture, or a narrowing of the ureter. Endoscopic tumor resection, which aims to be a kidney sparing surgical procedure, is conducted only in patients with low-grade disease and with limited tumor burden (unifocal tumor, low grade histology, less than 2 cm in greatest dimension). Ultimately, 70% to 80% of patients with low-grade UTUC undergo an RNU. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and other comorbidities such as cardiovascular disease, diabetes and pulmonary disease and may suffer further complications as a result of a major surgery.

Our Solution: Jelmyto (mitomycin) for pyelocalyceal solution

On April 15, 2020, the FDA approved our new drug application (“NDA”) for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto expired on April 15, 2023; however, Orphan Drug exclusivity extends until April 15, 2027. Additionally, the main patents that protect Jelmyto in the United States are set to expire in January 2031. These patents were listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by seven regional business director positions, who are in turn supported by seven regional operations manager positions. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto service line. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 representatives.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payors. Medicare patients with supplemental coverage are covered and the vast majority of commercial plans have policies in place, in whole covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration seamless for practitioners and patients, including entering into agreements with various national, regional and local specialty pharmacies under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture on our behalf. In September 2022, the FDA authorized an extension of the in-use period for the Jelmyto admixture from eight hours to 96 hours (four days) following reconstitution of the product, adding convenience and flexibility in managing patient care.

In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services ("CMS") established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code. CMS has granted Jelmyto a New Technology APC (Ambulatory Payment Classification), effective from October 1, 2023. We have also launched a registry to capture data and evaluate real world outcomes in patients with low-grade UTUC that have been or will be treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

Uro-Oncological Indications Targeted by Our Product Candidates

UGN-102 (mitomycin) for intravesical solution

UGN-102 is our sustained-release formulation of mitomycin that we are developing for the treatment of low-grade intermediate risk NMIBC. It is administered locally using standard urinary procedures utilizing a catheter inserted into the bladder, and is designed to persist in the bladder despite urine flow and bladder movement. Once instilled, UGN-102 converts into a semisolid gel form at body temperature. Subsequently, upon contact with urine, UGN-102 gradually dissolves and releases the active drug, mitomycin, over a period of several hours. In contrast, mitomycin in its current water-based formulation, is released at the time of first voiding, which is often less than an hour. We believe that the resulting significantly increased dwell time of mitomycin in the bladder prolongs exposure of mitomycin to the tumor tissue and therefore has the potential to chemoablate both visible and undetectable tumors. With regard to UGN-102, we own three issued U.S. patents and two issued patents in Europe. These issued patents are expected to expire in 2031. Medac has intellectual property protection for its proprietary mitomycin formulation technology expected through June 2035.

We also own three pending U.S. applications and any patents that issue from these applications is expected to expire between 2031 and 2043.

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

Bladder cancer accounts for approximately 90% to 95% of all new cases of urothelial cancer in the United States (estimated new cases in 2023 of 82,290). Bladder cancer is nearly three to four times more common in men than women, and, is most commonly diagnosed in their 70s. Bladder cancers are described as non-muscle invasive or muscle-invasive based on how far into the wall of the bladder they have invaded. Non-muscle invasive bladder cancer ("NMIBC") can then be characterized as low, intermediate, or high risk and can also be characterized as low- or high-grade. Patients with low-grade intermediate risk NMIBC have frequent recurrences of disease that can be difficult to control using contemporary standards of care.

Low Grade Intermediate Risk Non-Muscle Invasive Bladder Cancer

NMIBC can be characterized as low, intermediate, or high risk, which is determined based on tumor grade and stage. Tumors are graded as low or high (approximately 70% of NMIBC patients have a tumor that is classified as low-grade). Low-grade intermediate risk NMIBC is defined as having one or two of following characteristics: tumor larger than 3 cm, multiple tumors in the bladder and a recurrence in less than one year from the prior tumor.

The standard of care for treating low-grade intermediate risk NMIBC patients is TURBT. TURBT is a surgical procedure for tumor removal usually conducted under general anesthesia in a hospital setting and may require an overnight stay. There are known risks associated with the surgical procedure itself, including bleeding, hospitalization and an increased risk of death in patients in their 60s and 70s. Moreover, TURBT’s success is tied to the physician’s ability to overcome challenges in properly identifying, reaching and resecting all tumors. No drugs have been approved by the FDA for the primary treatment of low-grade intermediate risk NMIBC. Efficacy of drug treatments has historically been limited due to challenges presented by bladder physiology, specifically the fact that urine is produced and voided frequently, thus diluting the concentration of the drug almost immediately and causing the excretion of the drug from the bladder at first urine voiding. A subset of low-grade intermediate risk NMIBC patients is at risk for frequent local recurrences.

Due to lack of treatment options to reduce recurrences in these patients, they are managed with repeat TURBT for each subsequent recurrence. We estimate, based upon a review of peer-reviewed and publicly available data, an addressable population of low-grade intermediate risk NMIBC patients of approximately 80,000 in the U.S. annually.

Limitations of Current Therapies for Low-Grade Non-Muscle Invasive Bladder Cancer

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

UGN-102 is administered locally using the standard practice of intravesical instillation directly into the bladder via a catheter. The instillation into the bladder is expected to take place in a physician’s office as a non-operative outpatient treatment, in comparison with TURBT or similar surgical procedures, which are operations often conducted under general anesthesia and may require an overnight stay. Complete surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by reducing the need for surgery, patients may avoid potential complications associated with surgery and anesthesia.

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

In December 2022 we presented new data from a follow up study to the OPTIMA II study designed to obtain long-term data on UGN-102 that shows median duration of response of 24.4 months based on available data for 15 out of 25 patients who achieved a CR in OPTIMA II. Seven patients remained in CR, six patients had recurrence of low-grade disease, one patient had progression to high-grade disease and one patient withdrew consent but remained in CR at the last evaluation prior to discontinuation. All patients were alive at the last contact, and five patients were known to have had post-study treatment with TURBT or fulguration.

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

In February 2022, we announced the initiation of the Phase 3 ENVISION trial, targeting enrollment of 220 patients across 90 sites. In December 2022 we completed our target enrollment of the Phase 3 ENVISION trial. As a result of the FDA's acceptance of a single arm approach, we stopped enrollment of the Phase 3 ATLAS trial. However, at the time enrollment was stopped, patients who had signed an informed consent were able to complete screening, and if eligible were randomized into the trial.

On July 27, 2023, we announced topline data from our Phase 3 trials, ATLAS and ENVISION. In the ATLAS trial, UGN-102 met its primary endpoint of disease-free survival, reducing risk of recurrence, progression, or death by 55%. Results of the ATLAS trial also showed a 64.8% CR rate at three months for patients who only received UGN-102, compared to a 63.6% CR rate at three months for patients who only received a TURBT. The ENVISION trial met its primary endpoint by demonstrating that patients treated with UGN-102 had a 79.2% rate of CR at three months following the initial treatment. Additional data evaluating the secondary endpoint of duration of response from ENVISION is anticipated in 2024. In both trials, the safety profile of UGN-102 was acceptable, with a safety profile comparable to that observed in previous clinical trials of UGN-102.

We also initiated a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. As per the study design, patients in this study received six once-weekly intravesical instillations of UGN-102 with the initial treatment visit occurring at the investigative site and instillation performed by a qualified physician. Treatment visits two to six took place at the patient's home and instillations were performed by a properly trained and qualified home health professional. The primary endpoints of the study include safety and tolerability, discontinuations from at home study treatment and feedback from patients, home health professionals and investigators via standardized questionnaires. The study completed enrollment with a total of eight patients across four centers and all study visits for these enrolled patients have been completed. Preliminary results were reported through a press release in February 2023, finding that UGN-102 was suitable to administer at home by a visiting nurse under the supervision of a treating physician and resulted in 75% of patients achieving a CR, defined as no detectable disease three months after starting treatment. Patients, nurses and investigators also completed home instillation feasibility questionnaires. These standardized feasibility questionnaires highlighted that all eight patients preferred at-home to in-office treatment, and five of six patients recommended UGN-102 home instillation instead of TURBT. Home instillation was reported as feasible for visiting nurses, and three of four investigators considered at-home treatment “not different” than in-office treatment.

In October 2023 we announced our agreement with the FDA on plans for submission of an NDA for UGN-102 (mitomycin) for intravesical solution. The FDA indicated that the current clinical development plan for UGN-102, which includes evaluation of duration of CR at 12 months from the pivotal ENVISION trial, will support submission of an NDA for the treatment of low-grade intermediate risk NMIBC. The FDA indicated that it may seek the advice of the Oncology Drug Advisory Committee as part of the NDA review process. The FDA also agreed that the UGN-102 NDA can utilize a rolling review, allowing for early submission of the Chemistry, Manufacturing and Controls ("CMC") sections of the NDA, which we submitted in January 2024. Based on our agreement with the FDA, we expect to complete the submission of the rolling NDA for UGN-102 in September 2024.

In January 2024 we entered into a licensing and supply agreement with medac Gesellschaft für klinische Spezialpräparate m.b.H. (“medac”) to develop UGN-103 and UGN-104 which are intended to be next-generation formulations of UGN-102 and Jelmyto, respectively, that combine medac’s proprietary mitomycin formulation technology with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience. We plan to initiate a Phase 3 study in 2024 to explore the safety and efficacy of UGN-103 in low-grade intermediate risk NMIBC. We also plan to initiate a Phase 3 study in 2024 to explore the safety and efficacy of UGN-104 in low-grade UTUC.

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as a standalone agent and as a combination therapy. The first combination we are investigating clinically involves the sequential use of UGN-201 (imiquimod), a toll-like receptor-7 ("TLR 7") agonist, and UGN-301 in high-grade non-muscle invasive bladder cancer ("high-grade NMIBC"). The second combination we are investigating clinically involves the sequential administration of gemcitabine and UGN-301 to the bladder in high-grade NMIBC. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapies.

High-Grade Non-Muscle Invasive Bladder Cancer

High-grade NMIBC is a highly aggressive form of bladder cancer. TURBT followed by adjuvant intravesical immunotherapy with Bacillus of Calmette and Guerin ("BCG") is the current standard of care therapy for high-grade NMIBC. However, the high rates of recurrence and significant risk of progression to muscle-invasive tumors are particularly dangerous. Radical cystectomy, or bladder removal is strongly advocated in patients with BCG-unresponsive NMIBC (i.e., patients with BCG-refractory and BCG-relapsing tumors in whom further BCG therapy is not recommended) or for patients who cannot tolerate BCG. We estimate based upon a review of peer-reviewed and publicly available data that there are approximately 18,700 BCG-unresponsive patients in the U.S. annually.

Limitations of Current Therapies for High-Grade NMIBC

Only five drugs have been approved for high-grade NMIBC, all used as adjuvant treatment: Thiotepa, which was approved in 1959, and is no longer used in practice; BCG, which was approved in 1989; Valstar® (valrubicin), which was approved in 1998; Keytruda® (pembrolizumab), which was approved by the FDA in 2020; and Adstiladrin® (nadofaragene firadenovec-vncg), which was approved by the FDA in 2022 for BCG unresponsive CIS.

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

Our Solution: UGN-301 (zalifrelimab) intravesical solution

We are exploring the use of immunotherapy for the treatment of high-grade NMIBC, and have pursued a series of nonclinical studies to determine whether our proprietary RTGel technology might provide a method for delivering highly potent immunomodulators directly to the bladder surface thereby avoiding toxicity associated with systemic administration. Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 antibody, which we intend to study as a single agent and as a combination therapy. CTLA-4 antibodies are seen as potentially potent and comprehensively acting immunomodulators due to the ability to stimulate cytotoxic T cells, while simultaneously inhibiting suppressive T-regulatory cells. When administered systemically, they have led to improved outcomes in patients suffering from advanced cancers.

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

The first combination we are investigating clinically involves the sequential use of UGN-201 (imiquimod), a TLR 7 agonist, and UGN-301 in high-grade NMIBC. Toll-like receptors are pattern recognition receptors whose importance in stimulating innate and adaptive immunity has been established by recent studies. Toll-like receptors are able to sense microbial components as well as host-derived endogenous molecules released by injured tissues and play a critical role in defending against invading pathogens. Imiquimod, in its topical formulation, is FDA approved for several indications, including superficial basal cell carcinoma. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. We acquired UGN-201 from Telormedix SA, a private Swiss-based biotechnology company, in the fourth quarter of 2015. Telormedix conducted all of the previous studies related to UGN-201, including the Phase 1 and Phase 1b studies. We have obtained Orphan Drug Designation for UGN-201 for the treatment of CIS in the bladder. We have an active Investigational New Drug Application ("IND") for UGN-201, which has been effective since 2013.

The second combination we are investigating clinically involves the sequential administration of gemcitabine and UGN-301 to the bladder in high-grade NMIBC. Gemcitabine is a chemotherapy that is used intravesically to treat high grade NMIBC where it is administered as a liquid formulation.

We believe these two combinations could elicit both an innate and adaptive immune response, which may translate into a long-lasting acquired immune response, and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapy. We believe that these combinations make local therapy a potentially more effective treatment option while minimizing systemic exposure and its potential side effects.

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilizes a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and is actively enrolling. We expect safety and tolerability data from this Phase 1 study in mid-2024.

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

MD Anderson Agreement

In January 2021, we announced that we had entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Pursuant to the agreement, we have made bi-annual payments totaling $2.0 million to MD Anderson to fund the collaboration, recognized evenly over the associated period through research and development expenses. In July 2022, we determined that we had achieved the objectives that we established when the agreement was initiated, and notified MD Anderson that we were exercising our right to conclude the collaboration in 2022 as we did not foresee initiating further development activities as part of the collaboration, although we will continue to collaborate on existing joint projects. As a result of this notification, we were not responsible for any further fixed bi-annual funding payments in 2023, although we are responsible for costs related to existing joint projects to the extent they exceed the payments already made to MD Anderson.

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

Expertise in developing proprietary formulations of drugs for clinical benefit. We focus on developing proprietary RTGel formulations of previously approved drugs and novel therapeutics which we are investigating, whose efficacy for a particular indication is limited by current formulations or routes of administration. Our expertise has enabled us to develop proprietary RTGel-based formulations for previously approved drugs and drugs in clinical development, including clinical stage proprietary formulations of mitomycin and zalifrelimab. Our formulations are designed to significantly increase the dwell time and exposure of the drugs to the target sites and limit the need for urine retention, potentially providing enhanced clinical activity, reduced patient burden and increased patient compliance over existing formulations and modes of administration. We have a strong research and development team to advance our product candidates.

Streamlined development risks and efficiencies for our pipeline product candidates. Jelmyto was approved with the FDA’s 505(b)(2) regulatory pathway, which provides a streamlined, capital efficient pathway when compared to traditional drug development. We also expect to use the 505(b)(2) regulatory pathway for UGN-102, UGN-103 and UGN-104. Furthermore, Jelmyto and UGN-201 have received Orphan Drug Designation from the FDA for the treatment of low-grade UTUC and CIS, respectively, which provides seven years of regulatory exclusivity following FDA approval.

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

Strong intellectual property position. We have a robust intellectual property portfolio that includes 43 granted patents worldwide and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Mexico and Australia. In the United States, we currently have 19 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, UGN-302 (the sequential use of UGN-201 and UGN-301) and our future product candidates that are under company research. These patents claim methods, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. Our issued patents are set to expire between 2024 and 2037.

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

We submitted an IND for UGN-102 in June 2018. On July 27, 2023, we announced topline data from our Phase 3 trials, ATLAS and ENVISION, and additional data evaluating the secondary endpoint of duration of response from ENVISION is anticipated in 2024. We believe that UGN-102 has the potential to be a new therapeutic option for the treatment of low-grade intermediate risk NMIBC patients, if approved.

Expand our uro-oncology product pipeline.

We believe that UGN-301 in combination with other potential agents could represent an option for the post-TURBT adjuvant treatment of high-grade NMIBC. In April 2022 we initiated a multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC. We believe that the combination treatments make local therapy a potentially more effective treatment option while minimizing systemic exposure and its potential side effects. We also plan to initiate a Phase 3 study in 2024 to explore the safety and efficacy of UGN-103 in low-grade, intermediate risk NMIBC. We also plan to initiate a Phase 3 study in 2024 to explore the safety and efficacy of UGN-104 in low-grade UTUC. UGN-103 and UGN-104 combine medac’s proprietary mitomycin formulation technology with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience.

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

In the United States, we currently have 19 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201 and our future product candidates that are under company research. These patents claim methods, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 43 granted patents worldwide, and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Mexico and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2043.

As noted earlier, companies are required as part of the NDA submission process to list patents with the FDA whose claims cover the applicant’s product. Accordingly, we have listed two patents for Jelmyto in the FDA’s Orange Book upon approval of Jelmyto for commercial sale, as part of the NDA process.

Our worldwide intellectual property portfolio includes patents and patent applications filed in many jurisdictions such as the US, Europe, Israel, Japan, Canada, China and Australia of which are expected to remain in effect until 2043, if allowed:

•	Hydrogel-based pharmaceutical compositions for optimal delivery of various therapeutic agents to internal cavities such as the bladder and/or urinary tract.

•	The method for treating bladder cancer, upper urinary tract cancer and urothelial cancer using hydrogel-based compositions.

•	Proprietary mitomycin formulation for treating bladder cancer, upper urinary tract cancer and urothelial cancer.

•	The method for treating overactive bladder and interstitial cystitis topically without a need for injections in the bladder wall.

•	Special catheters and in-dwelling ureter-catheter systems for optimal delivery of a drug into the renal cavity.

•	Pharmaceutical compositions comprising an imidazoquinolin-amine (specifically imiquimod) for treating bladder cancer diseases.

•	Composition comprising immunomodulators such as anti-PD1 and/or anti-CTLA4 for topical/intravesical administration as a monotherapy or a combo-therapy.

•	Novel phospholipid drug analogs (new chemical entities) for treating cancer or infections.

•	Hydrogel for removal ureteral and renal stones.

In addition to patents, we have filed applications for trademark registration with the United States Patent and Trademark Office (the "USPTO"), as well as certain other international jurisdictions for Jelmyto ®, RTGel ®, UroGen ® and Cystoject™ and for certain other tradenames and logos. In addition, we have a registered trademark in the U.S. covering a stylized design of our UroGen Pharmaceutical logo.

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

Prior to Jelmyto, there were no approved drugs used to treat the low-grade UTUC. Tumor resection surgeries are conducted in some cases of low-grade UTUC; however, complete kidney and upper urinary tract removal is the standard of care for recurring UTUC. We are aware of a company called Steba Biotech with an IND granted in December 2020 who has initiated a Phase 3 study of padeliporfin for the treatment of adult patients with low-grade and unifocal high-grade UTUC.

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

We are aware of several pharmaceutical companies that are developing drugs in the fields of urology and uro-oncology, such as AADi, LLC, Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., enGene Holdings, Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, Janssen, Merck Sharp & Dohme Corp, Pfizer, Prokarium, Protara Therapeutics, Roche, Samyang Biopharma, Steba Biotech Ltd., SURGE Therapeutics, Viralytics Limited and Vyriad. In addition, we face competition from existing standards of treatment, surgical tumor resection procedures. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care.

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

If the competitor has provided a Paragraph IV certification to the FDA, the competitor must also send notice of the Paragraph IV certification to the holder of the NDA for the reference listed drug and the patent owner once the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification prevents the FDA from approving the application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, a decision in the infringement case that is favorable to the applicant, or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay. In instances where an ANDA or 505(b)(2) NDA applicant files a Paragraph IV certification, the NDA holder or patent owner regularly takes action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation. The applicant may also elect to submit a statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. On February 25, 2024, we received a Paragraph IV Certification Notice Letter from Teva Pharmaceuticals, Inc. (“Teva”), providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069 each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission.

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

Other Healthcare Regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including potentially the Department of Justice, the Department of Health and Human Services ("HHS"), and its various divisions, including the CMS, and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense and state and local governments. Our business activities must comply with numerous federal, state, and foreign healthcare laws and regulations, including those described below.

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

In the United States, decisions about reimbursement for new medicines under Medicare are made by CMS, as the administrator for the Medicare program. Private third-party payors often use CMS as a model for their coverage and reimbursement decisions, but also have their own methods and approval process apart from CMS’s determinations. Our experience to date has demonstrated coverage with CMS and commercial payors for Jelmyto, and we have established written policies with certain commercial providers. For example, in October 2020, a Medicare C-Code was issued for Jelmyto. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. CMS granted Jelmyto a New Technology APC (Ambulatory Payment Classification), effective from October 1, 2023. A service is separately for paid under a New Technology APC until sufficient claims data have been collected to allow CMS to assign the procedure to a clinical APC group that is appropriate in clinical and resource terms. This generally occurs within two to three years from the time a new HCPCS code becomes effective. However, if CMS are able to collect sufficient claims data in less than two years, CMS may consider reassigning the service to an appropriate APC, or, if CMS does not have sufficient data at the end of three years upon which to base its reassignment to an appropriate clinical APC, CMS may keep the service in a New Technology APC until adequate data become available. Loss of our New Technology APC may result in Medicare beneficiaries losing access to Jelmyto in the hospital outpatient setting and Jelmyto becoming packaged into a comprehensive ambulatory payment classification.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect until 2032 unless additional U.S. Congressional action is taken. In addition, in January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. Presidential executive orders. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act. Beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds are based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional health reform measures may continue and affect our business in unknown ways.

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

Manufacturing, Supply and Production

We do not own or operate manufacturing facilities for the production of our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active ingredients and finished products for our nonclinical research and clinical trials. We have signed commercial supply agreements for Jelmyto with third-party vendors. We may negotiate additional commercial supply agreements for our product candidates UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301, or other back-up supply agreements with other third-party manufacturers for the commercial production of any approved products.

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

Marketing, Sales and Distribution

Our U.S. subsidiary, UroGen Pharma, Inc., was formed to support our U.S. development and potential commercialization efforts. Our commercial management team is comprised of experienced professionals in sales, sales operations, market access, marketing and medical affairs. In addition, we have established a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by seven regional business director positions, who are in turn supported by three regional operations manager positions. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto service line. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 representatives.

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

Employees

As of January 31, 2024, we had 201 employees worldwide, 161 in the United States and 40 in Israel, many of whom hold advanced degrees. Of the 161 employees in the United States one was a part-time employee, and of the 40 employees in Israel, two were part-time. None of our employees are subject to a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our relationships with our employees are good.

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

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $102.2 million and $109.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $679.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of December 31, 2023, we had cash and cash equivalents and marketable securities of $141.5 million. To fund our operations and develop our product candidates and commercialize Jelmyto, we have relied primarily on equity and debt financings and, following the launch of Jelmyto in June 2020, revenue generated from sales of Jelmyto.

In December 2019, we entered into a sales agreement (the "ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. The remaining capacity under the ATM Sales Agreement was approximately $83.4 million as of December 31, 2023, and subsequent to December 31, 2023, we sold approximately $26.6 million of our ordinary shares pursuant to the ATM Sales Agreement. As of February 29, 2024, $56.8 million remains available for sale under the ATM Sales Agreement.

In March 2021, we announced a transaction with RTW Investments ("RTW") totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102 (the “RTW Transaction”). In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved.

On March 7, 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower (the "Borrower"), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ("Guarantors" and, collectively with UroGen Pharma Ltd. and Borrower, "Credit Parties"), entered into a loan agreement (the "Loan Agreement") with funds managed by Pharmakon Advisors, L.P., including BPCR Limited Partnership (as a "Lender"), BioPharma Credit Investments V (Master) LP (as a "Lender"), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make term loans to the Borrower in an aggregate principal amount of up to $100.0 million (the “Term Loans”) to be funded in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan.  The third tranche of $25.0 million is mandatory and required to be drawn by September 30, 2024, subject to satisfaction of customary conditions. The fourth tranche of $75.0 million may be drawn at our option no later than August 29, 2025, subject to (i) having successfully drawn the immediately preceding $25.0M tranche, (ii) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (iii) satisfaction of customary conditions.

In July 2023, we entered into a private placement transaction with certain institutional and other accredited investors pursuant to which we agreed to sell our ordinary shares and pre-funded warrants to purchase ordinary shares to the investors, for aggregate gross proceeds of $120.0 million ($116.1 million net of issuance cost), $115.0 million of which closed on July 28, 2023 and the remaining $5.0 million closed on August 9, 2023.

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

In March 2022, we entered into the Loan Agreement pursuant to which the Lenders funded the Term Loans to Borrower in an aggregate principal amount of $100.0 million in two tranches. In March of 2024, we amended and restated the Loan Agreement, pursuant to which the Lenders agreed to make additional term loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches. We are required to draw the third tranche of $25.0 million by September 30, 2024.  The fourth tranche of $75.0 million will become available at our option upon FDA approval of UGN-102, subject to customary bringdown conditions and deliverables. There is no assurance that the additional term loans will be funded as expected or at all.

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

In March 2021, we entered into a Prepaid Forward Contract (the “Forward Contract”) with RTW, pursuant to which we are obligated to make tiered cash payments to RTW, based on the worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-102, UGN-103 and UGN-104 (together, the “Products”), subject to an aggregate revenue cap of $300.0 million.

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

Successful commercialization of Jelmyto is subject to many risks. We initiated our commercial launch of Jelmyto in June 2020, and prior to that, we had never, as an organization, launched or commercialized any product. There is no guarantee that our commercialization efforts will be successful, or that we will be able to successfully launch and commercialize any other product candidates that receive regulatory approval. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain, further train and develop our team in order to be prepared to successfully coordinate the ongoing commercialization of Jelmyto. Even if we are successful in maintaining and further developing our commercial team, there are many factors that could cause the commercialization of Jelmyto to be unsuccessful, including a number of factors that are outside our control. We must also properly educate physicians and nurses on the skillful preparation and administration of Jelmyto, and develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

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

In addition, our commercialization efforts for Jelmyto could be hindered by pandemics, epidemics or public health emergencies.

If Jelmyto sales do not meet expectations, our share price could decline significantly and the long-term success of the product and our company could be harmed.

Jelmyto has only been studied in a limited number of patients and in limited populations. Jelmyto is now available to a much larger number of patients and to a broader population, and we do not know whether the results of Jelmyto use in this larger number of patients and broader populations will be consistent with the results from our clinical studies.

Jelmyto has been administered only to a limited number of patients and in limited populations in clinical studies, including our positive pivotal Phase 3 OLYMPUS clinical trial for the treatment of adult patients with low-grade UTUC. While the FDA granted approval of Jelmyto based on the data included in the NDA including data from the Phase 3 OLYMPUS clinical trial, and we have subsequently presented new long-term data from OLYMPUS trial, we do not know whether the results when a larger number of patients and a broader population are exposed to Jelmyto, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of Jelmyto that served as the basis for the approval of Jelmyto. New data relating to Jelmyto, including from spontaneous adverse event reports and post-marketing studies in the United States, and from other ongoing clinical studies, may result in changes to the product label and may adversely affect sales, or result in withdrawal of Jelmyto from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

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

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We are designing our lead product candidate UGN-102 as an alternative to surgery as the standard of care for certain urothelial cancers. However, there is no guarantee that this product candidate will be approved or that we will not have to conduct additional clinical trials. Even if approved, the market opportunity for UGN-102 may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed. Our other or future product candidates, including UGN-103, UGN-104, UGN-201 and UGN-301, may face similar risks.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who have previously failed prior treatments, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, our pivotal Phase 3 OLYMPUS clinical trial for Jelmyto was designed to evaluate the use of Jelmyto for the treatment of tumors in the renal pelvis (the funnel-like dilated part of the ureter in the kidney) and was not designed to evaluate the use of Jelmyto for the treatment of tumors in the ureter (the tube that connects the kidneys to the bladder). Even though Jelmyto is approved for the treatment of low-grade UTUC, some physicians have chosen, and physicians may choose in the future, to only use it to treat tumors in the renal pelvis and not tumors in the ureter, which would limit the degree of physician adoption and market acceptance of Jelmyto. Even if we obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including the use of the products as first- or second-line therapy. For example, low-grade UTUC is a rare malignant tumor of the cells lining the urinary tract and there is limited scientific literature or other research on the incidence and prevalence of low-grade UTUC. If our estimates of the incidence and prevalence of low-grade UTUC are incorrect, Jelmyto’s commercial viability may prove to be limited, which may negatively affect our financial results.

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AADi, LLC, Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., enGene Holdings, Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, Janssen, Merck Sharp & Dohme Corp, Pfizer, Prokarium, Protara Therapeutics, Roche, Samyang Biopharma, Steba Biotech Ltd., SURGE Therapeutics, Viralytics Limited and Vyriad. We are aware that Ferring Pharmacuticals began production of Adstiladrin, approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC, in the second half of 2023. We are also aware there are companies among this list conducting clinical trials in various phases in the same indications in which we are developing products.In addition, on February 25, 2024, we received a Paragraph IV Certification Notice Letter from Teva Pharmaceuticals, Inc. (“Teva”), providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069 each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. If we are unable to maintain patent protection for Jelmyto, Jelmyto will be subject to immediate competition from generic entrants after regulatory exclusivity expires in April 2027.

Additionally, outside of these indications where we are developing products, we are aware of other companies doing work in both bladder and upper tract cancers, but these are with agents or on targets in high-grade, metastatic, or muscle invasive cancers. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing products that are more effective, easier to administer or less costly than our product candidates.

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

Jelmyto is indicated for adult patients with low-grade UTUC. We are currently developing UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301 for the treatment of various forms of bladder cancer. The FDA and other applicable regulatory agencies will restrict our ability to market or advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop and, if approved, promote and commercialize new treatment indications for our products in the future, but we cannot predict when or if we will receive the regulatory approvals required to do so. Failure to receive such approvals will prevent us from promoting or commercializing new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

•	the FDA’s determination of safety and efficacy of our product candidates;
•	the FDA’s determination that the Section 505(b)(2) is available for our product candidates;
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

On July 27, 2023, we announced that UGN-102 met its primary endpoints in the Phase 3 ATLAS and ENVISION trials. Additional data evaluating the secondary endpoint of duration of response from ENVISION are anticipated in 2024. If UGN-102 does not meet its secondary endpoint or we receive other data that negatively impacts the efficacy and safety profile of UGN-102, then our ability to seek and potentially obtain regulatory approval of UGN-102 may be adversely affected.

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

We are subject to certain post-marketing commitments related to Jelmyto, including a requirement for a period of five years to provide annual updates for the duration of response for all patients with ongoing CRs enrolled in the Phase 3 OLYMPUS trial. With respect to our current and future candidates, even if we complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or applicable foreign regulatory agency may grant approval contingent on the performance of additional costly post-approval clinical trials, risk mitigation requirements and surveillance requirements to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable. Absence of long-term safety data may further limit the approved uses of our products, if any.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102, UGN-103, UGN-104 and UGN-201, if approved, as well as UGN-301 if approved as a monotherapy or for any approved product that includes UGN-301. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-103, UGN-104, UGN-201 or UGN-301 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301 for our nonclinical studies and clinical trials, and expect to rely on third party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd, as our single-source supplier of mitomycin active pharmaceutical ingredient ("API") for Jelmyto and UGN-102. We currently rely on Cenexi-Laboratories Thissen s.a. for the mitomycin contained in Jelmyto and UGN-102. We depend on Isotopia Molecular Imaging Ltd. as our single contracted suppliers for the hydrogel contained in Jelmyto and UGN-102. We also currently depend on a single source supplier for imiquimod for UGN-201 and zalifrelimab for UGN-301. We have entered into a supply agreement with medac, and pending successful completion of development we will depend on medac as our supplier for UGN-103 and UGN-104. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and the development of UGN-102. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements for Jelmyto, as well as UGN-102 or any of our other product candidates if approved for marketing by the FDA or foreign regulatory authorities. We plan to continue to rely on third parties for the manufacture of mitomycin API, the hydrogel contained in Jelmyto, UGN-102, UGN-103, UGN-104 and UGN-301, and for imiquimod for UGN-201, and for zalifrelimab for UGN-301, as well as for the raw materials, compounds and components necessary to produce our product candidates and for nonclinical studies and clinical trials.

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

While we currently have over 12 months of mitomycin API and/or Jelmyto finished product on hand to continue our commercial and clinical operations as planned, we may face such delays or costs in future years. Although we believe we have sufficient quantities of bulk mitomycin API for planned manufacturing operations through 2024, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from pandemics, epidemics or public health emergencies or other disruptions caused by the outbreak of war, terrorist attacks or other acts of hostility, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto for commercial sales and our product candidates for our clinical trials and research and development operations.

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

We rely on third party transportation to deliver materials to our facilities and ship products to our customers. Transport operators are exposed to various risks, such as extreme weather conditions, natural disasters, outbreaks of war, terrorist attacks or other acts of hostility, work stoppages, personnel shortages, and operating hazards, as well as interstate and international transportation requirements. In addition, transport operators were affected by the impact of COVID-19 and the related shipping crisis and backlog, which led to increased shipping costs and supply chain disruptions, and any future pandemics, epidemics or public health emergencies may cause similar disruptions that may impact our operations in the future.

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

As of January 31, 2024, we had 201 employees, of whom 40 are based in Israel and 161 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

•	manage our clinical trials effectively;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

As we continue to grow as an organization, including by expanding our development efforts and building out and developing our commercial capabilities to support our commercialization of Jelmyto, we will evaluate, and may implement, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. Due to our limited financial resources and our limited experience in managing a larger company, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage expansion or other significant changes to our organization could delay the execution of our development, commercialization and strategic objectives or disrupt our operations; and if we are not successful in commercializing our approved product or any of our product candidates that may receive regulatory approval, either on our own or through collaborations with one or more third parties, our revenues will suffer, and we would incur significant additional losses.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely), but we may be unable to detect and remediate all vulnerabilities on a timely basis in our information technology systems because such threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Therefore, such vulnerabilities could be exploited and result in a security incident, which may not be detected until after the incident has occurred.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to operate our business. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees', personnel’s, or vendors' use of generative AI technologies.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Additionally, applicable data privacy and security obligations and public company disclosure obligations may require us to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. For example, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business. In addition, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. If the information technology systems of our third-party vendors and other contractors become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. In addition, whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor, customer or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS, which is the lawful currency of the State of Israel. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. For example, the dollar appreciated against the NIS during 2023 by a total of 2.4%. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

Our business could be adversely affected by the effects of health pandemics, epidemics or other public health emergencies.

A pandemic, epidemic or other public health emergencies pose the risk that we or our employees, contractors, suppliers, customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. For example, COVID-19 and mitigation measures to slow its spread had an adverse impact on global economic conditions. While it is not possible at this time to estimate the impact that any such pandemic, epidemic or other public health emergency could have on our business, if such an event were to occur, it could have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The measures that may be taken by various governments, in response to a pandemic, epidemic or other public health emergency could disrupt the supply chain of material needed for our product candidates and our approved product, Jelmyto, interrupt healthcare services, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our product candidates, curtail access to hospitals, surgery centers, clinics, healthcare providers and pharmacies by our sales force and have a material adverse effect on our business, financial condition and results of operations.

To the extent any future pandemics, epidemics or public health emergencies adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this report.

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

Our business activities may be subject to the FCPA and similar anti-bribery and anti-corruption laws of other countries in which we operate, as well as U.S. and certain foreign export controls, trade sanctions, and import laws and regulations. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

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

Our commercial success depends in part upon our ability to obtain and maintain patent protection and utilize trade secret protection for our proprietary technologies, our products and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection and confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to hydrogel-based pharmaceutical compositions for optimal delivery of a drug in internal cavities such as the bladder, the method for treating cancer, in particular urothelial and bladder cancer using hydrogel-based compositions, the method for treating overactive bladder topically without the need for injections, including an in-dwelling ureter catheter system for optimal delivery of a drug into the renal cavity.

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, in-licensed patents, pending patent applications, trade secrets and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently hold 19 granted patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, as well as UGN-103 and UGN-104, a proprietary RTGel technology, local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, the use of UGN-201 and UGN-301, and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 43 granted patents worldwide, and more than 45 pending patent applications filed in the U.S., Europe, Israel, Japan, Canada, China, Mexico and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2043.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. On February 25, 2024, we received a Paragraph IV Certification Notice Letter from Teva, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069 each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. If we are unable to maintain patent protection for Jelmyto, Jelmyto will be subject to immediate competition from generic entrants after regulatory exclusivity expires in April 2027. Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

Drug manufacturers may develop, seek approval for, and launch generic versions of our products. For example, in February 2024, we received a Paragraph IV certification notice letter from Teva Pharmaceuticals, Inc. (“Teva”) providing notification to us that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Jelmyto. If we do not file a patent infringement lawsuit against a generic manufacturer within 45 days of receiving notice of its Paragraph IV certification, the ANDA applicant may not be subject to a 30‑month stay. If we file an infringement action against a generic drug manufacturer, that company may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us and/or our licensors to engage in complex, lengthy and costly litigation or other proceedings.

In addition, if we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our product candidates, the defendant could counterclaim that the patent covering our product candidates is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent.

Furthermore, within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions, regarding patent and other intellectual property rights in the pharmaceutical industry. Recently, the AIA introduced new procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future, including challenges by competitors who perceive our patents as blocking entry into the market for their products, and the outcome of such challenges.

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

We cannot currently predict the specific outcome or impact on our business of such regulatory and legislative initiatives, litigation or investigation. However, it is our policy, which is in compliance with the CREATES Act, to evaluate requests for samples of our approved product, and to provide samples in response to bona fide requests from qualified third parties, including generic manufacturers, subject to specified conditions. We have provided samples of Jelmyto to certain generic manufacturers.

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

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act. Beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds will generally be based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, self-regulatory schemes, government regulation, policies, standards, and other obligations related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; or otherwise adversely affect our business.

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, "sensitive information"). Our data processing activities are subject to numerous data privacy and security obligations, such as domestic and foreign laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy, data protection, and data security.

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further described above, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (collectively “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered at the federal, state, and local levels and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us, the third parties upon whom we rely. Furthermore, we may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

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

Moreover, in the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Our employees and personnel may use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. We may also use AI or machine learning ("ML") to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

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

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, UGN-102 and our other product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. In October 2020, a Medicare C-Code was issued for Jelmyto and we have obtained pass-through status for two years, no more than three. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. Our existing pass-through status was set to expire in the fourth quarter of 2023. However, CMS granted Jelmyto a New Technology APC (Ambulatory Payment Classification), effective from October 1, 2023. A service is separately for paid under a New Technology APC until sufficient claims data have been collected to allow CMS to assign the procedure to a clinical APC group that is appropriate in clinical and resource terms. This generally occurs within two to three years from the time a new HCPCS code becomes effective. However, if CMS are able to collect sufficient claims data in less than two years, CMS may consider reassigning the service to an appropriate APC, or, if CMS does not have sufficient data at the end of three years upon which to base its reassignment to an appropriate clinical APC, CMS may keep the service in a New Technology APC until adequate data become available. Loss of our New Technology APC may result in Medicare beneficiaries losing access to Jelmyto in the hospital outpatient setting and Jelmyto becoming packaged into a comprehensive ambulatory payment classification.

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

Although we have obtained written policy coverage in commercial plans as well as coverage for government plans for Jelmyto to date, we cannot be sure that adequate coverage or reimbursement will continue to be available for Jelmyto, or be available for UGN-102 or any of our other product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Jelmyto, UGN-102 or our other product candidates, or achieve profitably at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Rebates will generally be based on the discarded volume above 10% of the total allowed amount. CMS has been receptive to evaluating the feasibility of the 10% threshold, and where appropriate, has modified the discarded volume threshold accordingly. In unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

The stock market in general has been, and the market price of our ordinary shares in particular has been and may continue to be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our ordinary shares on the Nasdaq Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	the commercial success of Jelmyto;

•	actual or anticipated variations in our and our competitors’ results of operations and financial condition;

•	physician and market acceptance of Jelmyto or any other approved product;

•	the mix of products that we sell;

•	any voluntary or mandatory recall of Jelmyto or any other approved product, or the imposition of any additional labeling, marketing or promotional restrictions;

•	our success or failure to obtain approval for and commercialize our product candidates;

•	changes in the structure of healthcare payment systems;

•	changes in earnings estimates or recommendations by securities analysts, if our ordinary shares are covered by analysts;

•	development of technological innovations or new competitive products by others;

•	announcements of technological innovations or new products by us;

•	publication of the results of nonclinical or clinical trials for Jelmyto, UGN-102 or our other product candidates;

•	failure by us to achieve a publicly announced milestone;

•	delays between our expenditures to develop and market new or enhanced product candidates and the generation of sales from those products;

•	developments concerning intellectual property rights;

•	the announcement of, or developments in, any litigation matters, including any product liability claims related to Jelmyto or any of our product candidates;

•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;

•	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;

•	changes in our expenditures to promote our products;

•	our sale or proposed sale, or the sale by our significant shareholders, of our ordinary shares or other securities in the future;

•	changes in key personnel;

•	success or failure of our research and development projects or those of our competitors;

•	the trading volume of our ordinary shares; and

•	general economic and market conditions and other factors, including factors unrelated to our operating performance.

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

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. As of February 29, 2024, $56.8 million remain available for sale under the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

We have never declared or paid cash dividends on our share capital, nor do we anticipate paying any cash dividends on our share capital in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our ordinary shares will be investors’ sole source of gain for the foreseeable future. In addition, Israeli law limits our ability to declare and pay dividends and may subject our dividends to Israeli withholding taxes. The Loan Agreement also restricts our ability to pay dividends.

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

Based on our analysis of our income, assets, activities and market capitalization, we do not believe that we were a PFIC for the taxable year ended December 31, 2023. However, because the determination of whether or not we are a PFIC is a fact-intensive determination made on an annual basis, and because the applicable law is subject to varying interpretation, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. Our U.S. tax counsel has not provided any opinion regarding our PFIC status in any taxable year.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. For example, effective in 2022, the U.S. Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the current period and requires U.S. taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. Although Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expenses.

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

Our research and development facility is located in Ra’anana, Israel, and certain of our key vendors and suppliers, including Isotopia Molecular Imaging Ltd., our single contracted supplier for the hydrogel contained in Jelmyto and UGN-102, are located within Israel. If these or any future facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemic, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

In October 2023, Hamas initiated an attack against Israel, provoking a state of war and the risk of a larger conflict. The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on our business and operations and on Israel's economy in general.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of January 31, 2024, we had 40 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Since October 7, 2023, the Israeli Defense Force has called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

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

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of January 31, 2024, we had 201 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and share price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past. These disruptions can result in severely diminished liquidity and credit availability, increase in inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, further bank failures and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, higher inflation, bank failures or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Our portfolio of corporate and government bonds could also be adversely impacted. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and share price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn or rising inflation, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, clinical trial data, customer data, manufacturing data, and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our Chief Financial Officer supervises our Information Technology Department (the “IT Department”) which coordinates with third-party service providers that perform security management roles, including those of a chief information security officer, to identify, assess and manage our cybersecurity threats and risks. Our IT Department and security management team, including third-party service providers, identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, internal audits relating to cybersecurity, conducting threat assessments for internal and external threats, third-party threat assessments, conducting vulnerability assessments to identify vulnerabilities, use of external intelligence feeds, evaluating our and our industry’s risk profile, and evaluating threats reported to us.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: a cybersecurity incident response policy; asset management, tracking and disposal; incident detection and response; systems monitoring; vulnerability management policy; risk assessments; encryption of certain of our data; third-party cybersecurity staff; network security controls; segregation of certain of our data; access controls; physical security; employee training; penetration testing; and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our IT Department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are expected to be more likely to lead to a material impact to our business. In addition, our management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of our board of directors, which, together with our board of directors, evaluates our overall enterprise risk.

We use third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including, for example: a third-party IT and cybersecurity consultant; professional services firms, including legal counsel; threat intelligence service providers; cybersecurity software providers; managed cybersecurity service providers; penetration testing firms; dark web monitoring services; and forensic investigators.

We use third-party service providers to perform a variety of functions throughout our business, such as: conducting nonclinical and clinical trials; supplying certain raw materials, compounds and components; delivering materials to our facilities; and shipping products to our customers. Additionally, we rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and content delivery. Third-party service providers we rely on include: application providers, distributors, hosting companies, supply chain resources, contract research organizations, and contract manufacturing organizations. Our vendor assessment process is generally limited to reputational due diligence of the vendor and, in some cases, examination of the vendor’s security certifications.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Risk Factors – If our information technology systems or data, or those of third parties upon whom we rely, are or were compromised, this could result in adverse consequences resulting from such compromise including but not limited to regulatory investigations or actions; litigation; fines and penalties; a material disruption of our drug development program; compromise sensitive information related to our business; harm our reputation; triggering our breach notification obligations; prevent us from accessing critical information; disruptions of our business operations; loss of revenue or profits; loss of customers or sales and expose us to liability or other adverse effects to our business.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee of our board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including, among others, the Chief Financial Officer, Head of IT, and Associate Director of IT Operations. Our Head of IT is an IT security professional and members of our IT Department have certain credentialling in cybersecurity. We also rely on third-party security analysts who have certain certifications related to cybersecurity.

Our Chief Financial Officer and Head of IT are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Additionally, they are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Financial Officer and General Counsel and Chief Compliance Officer. Our management works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our cybersecurity incident response policy includes reporting to the audit committee of our board of directors for certain cybersecurity incidents.

The audit committee periodically reviews and discusses with the appropriate members of our management material risks relating to cybersecurity threats and our processes for assessing, identifying, and managing material risks from cybersecurity threats, as well as our internal controls and disclosure controls and procedures relating to cybersecurity incidents. Our board of directors and audit committee are also provided with reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

Holders

As of March 7, 2024, there were 16 registered holders of record of our ordinary shares.

Dividend Policy

We have not paid any dividends on our ordinary shares since our inception and do not expect to pay dividends on our ordinary shares in the foreseeable future. The Loan Agreement with Pharmakon restricts our ability to pay dividends. In addition, Israeli law limits our ability to declare and pay dividends and may subject our dividends to Israeli withholding taxes. We currently intend to retain all available funds as well as future earnings, if any, to fund the development and expansion of our operations.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved product Jelmyto (mitomycin) for pyelocalyceal solution, and our investigational candidate, UGN-102 (mitomycin) for intravesical solution, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”), respectively. In addition, our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as both monotherapy and combination therapy.

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

Jelmyto

On April 15, 2020, the FDA approved our NDA for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto expired on April 15, 2023, however, Orphan Drug exclusivity extends until April 15, 2027. Additionally, the main patents that protect Jelmyto in the United States are set to expire in January 2031. These patents were listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, ureters and kidneys. In the United States, there are approximately 6,000 - 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. Prior to Jelmyto, the current standard of care included endoscopic resection(s) and RNU, the latter which involves the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery. We are focused on changing the way urothelial cancers are treated, an area in which there has been no significant advancements in recent years. Jelmyto is the first drug therapy of its kind, providing an alternative to endoscopic resection(s) and/or RNU.

The FDA approval was based on results from our Phase 3 OLYMPUS trial showing Jelmyto achieved clinically significant disease eradication in adults with low-grade UTUC. Findings from the final study results include:

•	CR (primary endpoint) of 58% (41/71) in the intent-to-treat population and in the sub-population of patients who were deemed not capable of surgical removal at diagnosis.
•	At the 12-month time point for assessment of durability, 23 patients remained in CR of a total of 41 patients, eight had experienced recurrence of disease and ten patients were unable to be evaluated.
•	Durability of response was estimated to be 81.8% at 12 months by Kaplan-Meier analysis. The median duration of response was not reached.
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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by seven regional business director positions, who are in turn supported by seven regional operations manager positions. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto service line. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 80 representatives.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payors. Medicare patients with supplemental coverage are covered and the vast majority of commercial plans have policies in place, in whole covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration seamless for practitioners and patients, including entering into agreements with various national, regional and local specialty pharmacies under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture on our behalf. In September 2022, the FDA authorized an extension of the in-use period for the Jelmyto admixture from eight hours to 96 hours (four days) following reconstitution of the product, adding convenience and flexibility in managing patient care.

In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code. CMS has granted Jelmyto a New Technology APC (Ambulatory Payment Classification), effective from October 1, 2023. We have also launched a registry to capture data and evaluate real world outcomes in patients with low-grade UTUC that have been or will be treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

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

UGN-102 is administered locally using the standard practice of intravesical instillation directly into the bladder via a catheter. The instillation into the bladder is expected to take place in a physician’s office as a non-operative outpatient treatment, in comparison with TURBT or similar surgical procedures, which are operations often conducted under general anesthesia and may require an overnight stay. Complete surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by reducing the need for surgery, patients may avoid potential complications associated with surgery and anesthesia.

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

In December 2022 we presented new data from a follow up study to the OPTIMA II study designed to obtain long-term data on UGN-102 that shows median duration of response of 24.4 months based on available data for 15 out of 25 patients who achieved a CR in OPTIMA II. Seven patients remained in CR, six patients had recurrence of low-grade disease, one patient had progression to high-grade disease and one patient withdrew consent but remained in CR at the last evaluation prior to discontinuation. All patients were alive at the last contact, and five patients were known to have had post-study treatment with TURBT or fulguration.

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

In February 2022, we announced the initiation of the Phase 3 ENVISION trial, targeting enrollment of 220 patients across 90 sites. In December 2022, we completed our target enrollment of the Phase 3 ENVISION trial. As a result of the FDA's acceptance of a single arm approach, we stopped enrollment of the Phase 3 ATLAS trial. However, at the time enrollment was stopped, patients who had signed an informed consent were able to complete screening, and if eligible were randomized into the trial.

On July 27, 2023, we announced topline data from our Phase 3 trials, ATLAS and ENVISION. In the ATLAS trial, UGN-102 met its primary endpoint of disease-free survival, reducing risk of recurrence, progression, or death by 55%. Results of the ATLAS trial also showed a 64.8% CR rate at three months for patients who only received UGN-102, compared to a 63.6% CR rate at three months for patients who only received a TURBT. The ENVISION trial met its primary endpoint by demonstrating that patients treated with UGN-102 had a 79.2% rate of CR at three-months following the initial treatment. Additional data evaluating the secondary endpoint of duration of response from ENVISION is anticipated in 2024. In both trials, the safety profile of UGN-102 was acceptable, with a safety profile comparable to that observed in previous clinical trials of UGN-102.

We also initiated a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. As per the study design, patients in this study received six once-weekly intravesical instillations of UGN-102 with the initial treatment visit occurring at the investigative site and instillation performed by a qualified physician. Treatment visits two to six took place at the patient's home and instillations were performed by a properly trained and qualified home health professional. The primary endpoints of the study include safety and tolerability, discontinuations from at home study treatment and feedback from patients, home health professionals and investigators via standardized questionnaires. The study completed enrollment with a total of eight patients across four centers and all study visits for these enrolled patients have been completed. Preliminary results were reported through a press release in February 2023, finding that UGN-102 was suitable to administer at home by a visiting nurse under the supervision of a treating physician and resulted in 75% of patients achieving a CR, defined as no detectable disease three months after starting treatment. Patients, nurses and investigators also completed home instillation feasibility questionnaires. These standardized feasibility questionnaires highlighted that all eight patients preferred at-home to in-office treatment, and five of six patients recommended UGN-102 home instillation instead of TURBT. Home instillation was reported as feasible for visiting nurses, and three of four investigators considered at-home treatment “not different” than in-office treatment.

In October 2023 we announced our agreement with the FDA on plans for submission of an NDA for UGN-102 (mitomycin) for intravesical solution. The FDA indicated that the current clinical development plan for UGN-102, which includes evaluation of duration of CR at 12 months from the pivotal ENVISION trial, will support submission of an NDA for the treatment of low-grade intermediate risk NMIBC. The FDA indicated that it may seek the advice of the Oncology Drug Advisory Committee as part of the NDA review process. The FDA also agreed that the UGN-102 NDA can utilize a rolling review, allowing for early submission of the CMC sections of the NDA, which we submitted in January 2024. Based on our agreement with the FDA, we expect to complete the submission of the rolling NDA for UGN-102 in September 2024.

In January 2024 we entered into a licensing and supply agreement with medac Gesellschaft für klinische Spezialpräparate m.b.H. (“medac”) to develop UGN-103 and UGN-104 which are intended to be a next-generation formulation of UGN-102 and Jelmyto, respectively, that combine medac’s proprietary mitomycin formulation technology with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience. We plan to initiate a Phase 3 study in 2024 to explore the safety and efficacy of UGN-103 in low-grade intermediate risk NMIBC. We also plan to initiate a Phase 3 study in 2024 to explore the safety and efficacy of UGN-104 in low-grade UTUC.

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 monoclonal antibody, which we intend to study as a standalone agent and as a combination therapy. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapies.

High-grade NMIBC is a highly aggressive form of bladder cancer. TURBT followed by adjuvant intravesical immunotherapy with BCG is the current standard of care therapy for high-grade NMIBC. However, the high rates of recurrence and significant risk of progression to muscle-invasive tumors are particularly dangerous. Radical cystectomy, or bladder removal is strongly advocated in patients with BCG-unresponsive NMIBC (i.e., patients with BCG-refractory and BCG-relapsing tumors in whom further BCG therapy is not recommended) or for patients who cannot tolerate BCG.

The first combination we are investigating clinically involves the sequential use of UGN-201 (imiquimod), a TLR 7 agonist, and UGN-301 in high-grade NMIBC. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. The second combination we are investigating clinically involves the sequential administration of gemcitabine and UGN-301 to the bladder in high-grade NMIBC. Gemcitabine is a chemotherapy that is used intravesically to treat high grade NMIBC where it is administered as a liquid formulation. We believe these two combinations could elicit both an innate and adaptive immune response, which may translate into a long-lasting acquired immune response, and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapy. We believe that these combinations make local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilizes a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and is actively enrolling. We expect safety and tolerability data from this Phase 1 study in mid-2024.

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

MD Anderson Agreement

In January 2021, we announced that we had entered into a three-year strategic research collaboration agreement with MD Anderson focusing on the sequential use of UGN-201 and UGN-301 as an investigational treatment for high-grade NMIBC. Pursuant to the agreement, we have made bi-annual payments totaling $2.0 million to MD Anderson to fund the collaboration, recognized evenly over the associated period through research and development expenses. In July 2022, we determined that we had achieved the objectives that we established when the agreement was initiated, and notified MD Anderson that we were exercising our right to conclude the collaboration in 2022 as we did not foresee initiating further development activities as part of the collaboration, although we will continue to collaborate on existing joint projects. As a result of this notification, we were not responsible for any further fixed bi-annual funding payments in 2023, although we are responsible for costs related to existing joint projects to the extent they exceed the payments already made to MD Anderson.

For additional information regarding our research and development and license agreements, see Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report.

Components of Operating Results

Revenue

During the year ended December 31, 2023 and December 31, 2022, we recognized $ 82.7 million and $64.4 million of revenue, respectively, from sales of our product, Jelmyto.

Cost of Revenue

Cost of revenue consists primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto, including inventory write-downs. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense.

Research and Development Expenses

Research and development expenses, net consists primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;

•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs;

•	expense incurred under agreements with third parties, including CROs, subcontractors, suppliers and consultants, nonclinical studies and clinical trials;

•	expense incurred to acquire, develop and manufacture nonclinical study and clinical trial materials; and

•	expense incurred to purchase API in support of R&D activities and other related manufacturing costs.

We manage and prioritize our research and development expenses based on scientific data, probability of successful technical development and regulatory approval, market potential and unmet medical need, available human and capital resources and other considerations. We regularly review our research and development activities and, as necessary, reallocate resources among our program, product candidates and external opportunities that we believe will best support the long-term growth of our business. We do not track total research and development expenses by program, product candidates, or development phase.

The following table provides a breakout of expenses by major cost type:

(in thousands)	2023	2022
Personnel, facility and equipment, and other overhead costs	16,245	16,993
Clinical and other development costs	29,369	35,913
Total	$45,614	$52,906

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

Other than Jelmyto, which was approved by the FDA in April 2020, we have not received approval of any of our product candidates. UGN-102 and UGN-301 are still in clinical development. As such, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. We expect to finance our cash needs through revenue from commercial sales of Jelmyto and a combination of equity or debt financings and collaboration arrangements.

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

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $452.0 million as of December 31, 2023. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. See Note 17 to our consolidated financial statements appearing elsewhere in this Annual Report for further information.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Revenue	$82,713	$64,357	$18,356
Cost of revenue	9,361	7,654	1,707
Gross profit	73,352	56,703	16,649
Operating expenses:
Research and development	45,614	52,906	(7,292)
Selling and marketing	54,703	51,920	2,783
General and administrative	38,571	30,918	7,653
Total operating expenses	138,888	135,744	3,144
Operating loss	(65,536)	(79,041)	13,505
Financing on prepaid forward obligation	(21,552)	(21,559)	7
Interest expense on long-term debt	(14,715)	(8,438)	(6,277)
Interest and other income, net	3,479	1,010	2,469
Loss before income taxes	(98,324)	(108,028)	9,704
Income tax expense	(3,920)	(1,755)	(2,165)
Net loss	$(102,244)	$(109,783)	$7,539

Revenue

Revenues were $82.7 million and $64.4 million for the years ended December 31, 2023 and 2022, respectively. The increase of $18.3 million was primarily driven by the increased volume of sales of Jelmyto. 2023 full-year Jelmyto net revenues also include higher revenue reserves driven by 340B chargebacks and estimated Medicare refunds for discarded drugs, offset by $4.4 million in CREATES Act sales, of which $2.4 million was realized in the fourth quarter of 2023.

Cost of Revenue

Cost of revenue was $9.4 million and $7.7 million for the years ended December 31, 2023 and 2022, respectively. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense. The overall increase of $1.7 million is primarily attributable to the increased volume of sales of Jelmyto and partially attributable to the full depletion of inventories that we had expensed prior to receiving FDA approval.

Research and Development Expenses

Research and development expenses were $45.6 million and $52.9 million for the years ended December 31, 2023 and 2022, respectively. The decrease in research and development expenses of $7.3 million is primarily attributable to lower research and development expenses due to the conclusion of the ATLAS trial, lower cost related to the Phase 3 ENVISION trial for UGN-102, and the ending of our collaboration with MD Anderson, partially offset by higher research and development expenses related to our Phase 1 study for UGN-301, cost incurred related to research into ingredient scale-up and production for UGN-102, and clinical compensation expenses.

Selling and Marketing Expenses

Selling and marketing expenses were $54.7 million and $51.9 million for the years ended December 31, 2023 and 2022, respectively. The increase in selling and marketing expenses of $2.8 million is primarily attributable to brand marketing related expenses and commercial operation advertisement, conferences and trainings, and commercial compensation expenses, partially offset by lower commercial back-office services and support expenses.

General and Administrative Expenses

General and administrative expenses were $38.6 million and $30.9 million for the years ended December 31, 2023 and 2022, respectively. The increase in general and administrative expenses of $7.7 million resulted primarily from higher compensation expenses, third-party advisory providers, recruiting fees, certain media and meeting expenses, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $21.6 million and $21.6 million for the years ended December 31, 2023 and 2022, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues.

Interest Expense on Long-term Debt

Interest expense was $14.7 million and $8.4 million for the years ended December 31, 2023 and 2022, respectively. The cost in 2023 relates to interest expense on the Pharmakon loan for four full quarters versus the prior year given the funding of the first tranche and second tranche of the Term Loans was in March 2022 and in December 2022, respectively. In addition, the increase was attributable to increase in interest rates related to the Pharmakon loan.

Interest and Other Income, Net

Interest and other income, net was $3.5 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. The increase in interest and other income, net was primarily due to higher cash and investment balance earning interest and changes in the overall interest rate environment.

Liquidity and Capital Resources

As of December 31, 2023, we had $141.5 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through December 31, 2023, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon.

In December 2019, we entered into the ATM Sales Agreement with Cowen pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. The remaining capacity under the ATM Sales Agreement was approximately $83.4 million as of December 31, 2023, and subsequent to December 31, 2023, we sold approximately $26.6 million of our ordinary shares pursuant to the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

On March 7, 2022, we entered into the Loan Agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan.  The third tranche of $25.0 million is mandatory and required to be drawn by September 30, 2024, subject to satisfaction of customary conditions. The fourth tranche of $75.0 million may be drawn at our option no later than August 29, 2025, subject to (i) having successfully drawn the immediately preceding $25.0M tranche, (ii) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (iii) satisfaction of customary conditions.

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

We have incurred losses since our inception and negative cash flows from our operations, and as of December 31, 2023 we had an accumulated deficit of $679.3 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to raise additional capital to fund our operations, produce cash inflows from Jelmyto product sales and develop UGN-102.  We believe that absent sufficient proceeds received from equity, financing, or business development transactions, we will not have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our consolidated financial statements included elsewhere in this Annual Report. We estimate that our existing resources and projected revenues will only be sufficient to fund our planned operations until the first quarter of 2025.  Accordingly, we will, within the next 12 months, require significant additional financing to continue our operations. In addition, there can be no assurances that we will be able to secure such additional financing if at all, on terms that are satisfactory to us, and in amounts sufficient to meet our needs. These factors raise substantial doubt about our ability to continue as a going concern. Failure to successfully receive additional financing will require us to delay, limit or reduce product development and commercialization efforts.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(76,376)	$(87,559)
Investing activities	(953)	1,060
Financing activities	116,931	97,134
Net change in cash and cash equivalents	$39,602	$10,635

Operating Activities

Net cash used in operating activities was $76.4 million during the year ended December 31, 2023, compared to $87.6 million used in operating activities during the year ended December 31, 2022. The $11.2 million decrease was attributable primarily to timing of certain accruals and cash payments, as well as increase in net sales of our product Jelmyto during 2023 and higher inventory purchases, including non-current inventory, in 2022, partially offset by increase in interest on long-term debt.

Investing Activities

Net cash used in investing activities was $1.0 million during the year ended December 31, 2023, compared to net cash provided by investing activities of $1.1 million during the year ended December 31, 2022. The decrease of $2.1 million is attributable primarily to proportionately less maturities to purchases of marketable securities during 2023 as compared to 2022.

Financing Activities

Net cash provided by financing activities was $116.9 million during the year ended December 31, 2023, compared to net cash provided by financing activities of $97.1 million during the year ended December 31, 2022. The increase of $19.8 is attributable primarily to proceeds from the Private Placement in the current year as compared to proceeds from the Pharmakon loan in the prior year.

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

In April 2018, we entered into a new lease agreement for an office in Los Angeles, CA. The lease commencement date was July 10, 2018 and terminated in March 2024. In November 2019, we subleased our offices in Los Angeles, CA. The lease commencement date was January 1, 2020 and terminated in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019.

Also, in November 2019, we entered into a new lease agreement, dated effective October 31, 2019, for an office in Princeton, NJ. The lease commencement date was November 29, 2019 and the lease term is 38 months. In June 2022, we signed an amendment to our November 2019 lease agreement to extend the term for an additional three years through January 31, 2026.

The total obligation for future minimum lease payments under our operating leases is $1.8 million as of December 31, 2023. See Note 11 to the consolidated financial statements appearing elsewhere in this Annual Report for further information.

On March 7, 2022, we entered into the Loan Agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan.  The third tranche of $25.0 million is mandatory and required to be drawn by September 30, 2024, subject to satisfaction of customary conditions. The fourth tranche of $75.0 million may be drawn at our option no later than August 29, 2025, subject to (i) having successfully drawn the immediately preceding $25.0M tranche, (ii) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (iii) satisfaction of customary conditions.

All outstanding loans with Pharmakon accrue interest using a benchmark rate of 3-month SOFR plus 7.25% plus an additional adjustment of 0.26161%. All outstanding principal will be required to be repaid in four equal quarterly installments commencing in the second quarter of 2026, with a one-year extension upon FDA approval of an NDA for UGN-102.  All outstanding loans with Pharmakon can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums, make-whole amounts and fees.

The obligations of the Borrower under the Loan Agreement are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other Guarantor and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, are reflected in our financial statements prospectively from the date of the change in estimate.

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

Revenue

Product sales from Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through our arrangement with a single customer, a third-party national specialty distributor. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, our co-pay assistance program, and Medicare refunds for discarded drug, which are estimated based on our historical experience.

Share-Based Compensation

We account for employees’ and directors’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, which is equal to the vesting period. For performance stock units (“PSUs”), cost is measured at the grant date based on the fair value of the award and is recognized over any relevant service period as expense when the achievement of the performance condition is probable. The fair value of options is determined using the Black-Scholes option-pricing model. The fair value of a restricted stock unit (“RSU”) or a PSU equals the closing price of our ordinary shares on the grant date. We account for forfeitures as they occur in accordance with ASC Topic 718, “Compensation—Stock Compensation”.

We elected to recognize compensation costs for awards conditioned only on continued service that have a graded vesting schedule using the straight-line method and to value the awards based on the single-option award approach. Performance based awards are expensed over the requisite service period when the achievement of performance criteria is probable.

Prepaid Forward Obligation

Under the RTW Transaction, we received funds to support the continued launch of Jelmyto and the development of UGN-102 in return for tiered, future cash payments based on net sales of Jelmyto and UGN-102, if approved by the FDA. The net proceeds received under the RTW Transaction were recognized as a long-term liability. We recognize the current cash payable amounts under the arrangement within other current liabilities on the consolidated balance sheets. The subsequent measurement for the liability follows the accounting principles defined in ASC Topic 835-30, “Imputation of Interest”. Each period we make a payment to RTW, an expense is recognized related to financing on the prepaid forward obligation based on an imputed rate derived from the expected future payments. Management reassesses the effective rate each period based on the current carrying value of the obligation and the revised estimated future payments. Changes in future payments from previous estimates are included in future financing expense.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of December 31, 2023, we had approximately $141.5 million in cash, cash equivalents and marketable securities. We invest our cash primarily in money market accounts, certificates of deposit, commercial paper and debt instruments of U.S. government-sponsored agencies, the U.S. Treasury, financial institutions, and corporations. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on December 31, 2023, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation did not have a material effect on our business, financial condition or results of operations during the year ended December 31, 2023.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS. As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2023 by a total of 2.4%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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

Item 8. Financial Statements and Supplementary Data

UroGen Pharma Ltd.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UroGen Pharma Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UroGen Pharma Ltd. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of shareholders' deficit and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition - Gross Revenue from Product Sales

As described in Notes 1, 3 and 12 to the consolidated financial statements, product sales from the Company’s commercial product, Jelmyto, are recognized as revenue at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangement with a single customer, a third-party national specialty distributor. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug. The Company’s consolidated net revenue was $82.7 million for the year ended December 31, 2023, of which gross revenue from product sales represented a majority.

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

March 14, 2024

We have served as the Company’s auditor since 2020.

UROGEN PHARMA LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$95,002	$55,408
Marketable securities	41,966	44,556
Restricted cash	821	813
Accounts receivable	15,443	12,704
Inventories	5,673	4,325
Prepaid expenses and other current assets	10,281	11,101
Total current assets	169,186	128,907
Non-current assets:
Property and equipment, net	689	1,297
Restricted deposit	225	223
Right-of-use assets	1,671	2,452
Marketable securities	4,502	—
Other non-current assets	2,038	2,740
Total Assets	$178,311	$135,619
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,538	$12,383
Employee related accrued expenses	10,814	8,257
Other current liabilities	3,860	3,276
Total current liabilities:	31,212	23,916
Non-current liabilities:
Prepaid forward obligation	109,722	98,923
Long-term debt	98,551	97,537
Long-term lease liabilities	844	1,586
Uncertain tax positions liability	3,194	3,018
Total Liabilities	243,523	224,980
Commitments and Contingencies (Note 19)
Shareholders' Deficit:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at December 31, 2023 and 2022; 32,490,119 and 23,129,953 shares issued and outstanding as of December 31, 2023 and 2022, respectively	89	63
Additional paid-in capital	614,035	487,787
Accumulated deficit	(679,348)	(577,104)
Accumulated other comprehensive income (loss)	12	(107)
Total Shareholders' Deficit	(65,212)	(89,361)
Total Liabilities and Shareholders' Deficit	$178,311	$135,619

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$82,713	$64,357
Cost of revenue	9,361	7,654
Gross profit	73,352	56,703
Operating expenses:
Research and development expenses	45,614	52,906
Selling, general and administrative expenses	93,274	82,838
Operating loss	(65,536)	(79,041)
Financing on prepaid forward obligation	(21,552)	(21,559)
Interest expense on long-term debt	(14,715)	(8,438)
Interest and other income, net	3,479	1,010
Loss before income taxes	(98,324)	(108,028)
Income tax expense	(3,920)	(1,755)
Net Loss	$(102,244)	$(109,783)

Statements of Comprehensive Loss
Net loss	$(102,244)	$(109,783)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	119	(82)
Comprehensive Loss	$(102,125)	$(109,865)
Net loss per ordinary share - basic and diluted	$(3.55)	$(4.81)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	28,834,303	22,806,812

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Amounts
Balance as of December 31, 2021	22,462,995	$61	$475,698	$(467,321)	$(25)	$8,413
Changes During 2022
Exercise of options into ordinary shares	666,958	2	1,509			1,511
Share-based compensation			10,580			10,580
Other comprehensive loss					(82)	(82)
Net loss				(109,783)		(109,783)
Balance as of December 31, 2022	23,129,953	$63	$487,787	$(577,104)	$(107)	$(89,361)
Changes during 2023
Exercise of options into ordinary shares	460,053	1	872			873
Share-based compensation			9,343			9,343
Issuance of pre-funded warrants, net of issuance costs			48,700			48,700
Conversion of pre-funded warrants into ordinary shares	1,599,733	5	(5)			—
Issuance of ordinary shares, net of issuance costs	7,300,380	20	67,338			67,358
Other comprehensive income					119	119
Net loss				(102,244)		(102,244)
Balance as of December 31, 2023	32,490,119	$89	$614,035	$(679,348)	$12	$(65,212)

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(102,244)	$(109,783)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	802	924
Inventory Obsolescence	—	870
Accrued financing on prepaid forward obligation	11,504	14,007
(Accretion) on marketable securities	(1,034)	(498)
Share-based compensation	9,343	10,580
Amortization (accretion) of discount on long-term debt	1,014	1,754
Amortization of right-of-use assets	903	893
Changes in operating assets and liabilities:
Inventory	(1,348)	(362)
Accounts receivable	(2,739)	(987)
Prepaid expenses and other current assets	820	(3,626)
Other non-current assets	702	(1,269)
Accounts payable and accrued expenses	4,155	281
Employee related accrued expenses	2,557	1,309
Other current liabilities	—	(703)
Lease liabilities	(987)	(1,125)
Uncertain tax positions	176	176
Net cash used in operating activities	(76,376)	(87,559)
Cash Flows From Investing Activities
Purchases of marketable securities	(49,832)	(63,009)
Maturities of marketable securities	49,073	64,323
Purchases of property and equipment	(194)	(254)
Net cash (used in) provided by investing activities	(953)	1,060
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	873	1,511
Proceeds from issuance of long-term debt	—	95,783
Proceeds from pre-funded warrant issuance, net of $1,654 of issuance costs	48,700	—
Proceeds from ordinary share issuance, net of $2,288 of issuance costs	67,358	—
Issuance cost related to at-the-market issuances	—	(160)
Net cash provided by financing activities	116,931	97,134
Increase in Cash and Cash Equivalents	39,602	10,635
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	56,221	45,586
Cash, Cash Equivalents and Restricted Cash at End of Year	$95,823	$56,221
Supplemental Disclosures of Non-Cash Activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$122	$2,165

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

Note 2 – Basis of Presentation

The Company has experienced net losses since its inception and has an accumulated deficit of $679.3 million and $577.1 million as of December 31, 2023 and 2022, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan.

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

Cash and cash equivalents and marketable securities totaled $141.5 million as of December 31, 2023. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. After concluding that a particular filing position can be recognized (i.e., has a more-likely-than-not chance of being sustained), ASC 740-10-30-7 requires that the amount of benefit recognized be measured using a methodology based on the concept of cumulative probability. Under this methodology, the amount of benefit recorded represents the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority that has full knowledge of all relevant information. See Note 17 for further discussion related to income taxes.

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

Prepaid Forward Obligation

The Company is party to a transaction with RTW Investments (the “RTW Transaction”) in which the Company received funds to support the continued launch of Jelmyto and the development of UGN-102 in return for tiered, future cash payments based on net sales of Jelmyto and UGN-102, if approved by the FDA. The net proceeds received under the RTW Transaction were recognized as a long-term liability. The Company recognizes the current cash payable amounts under the arrangement within other current liabilities on the consolidated balance sheets. The subsequent measurement for the liability follows the accounting principles defined in ASC Topic 835-30, “Imputation of Interest”. See Note 9 for further discussion related to the prepaid forward obligation.

Long-Term Debt

The Company is party to a loan agreement with funds managed by Pharmakon Advisors, L.P. (“Pharmakon”). The Company recognizes interest expense in current earnings, and accrued interest within other current liabilities on the consolidated balance sheets. The Company recognizes capitalized financing expenses as a direct offset to the long-term debt on the Company's consolidated balance sheets, and amortizes them over the term of the debt using the effective interest method. See Note 10 for further discussion related to long-term debt.

Leases

The Company is a lessee in several noncancelable operating leases, primarily for office space, office equipment and vehicles. The Company currently has no finance leases.

The Company accounts for leases in accordance with ASC Topic 842, “Leases”. The Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Operating lease ROU assets are presented as right-of-use assets on the consolidated balance sheets. The current portion of operating lease liabilities is included in other current liabilities and the long-term portion is presented separately as long-term lease liabilities on the consolidated balance sheets.

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

ROU assets for operating leases are periodically reviewed for impairment losses under ASC 360-10, “Property, Plant, and Equipment,” to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

Revenue

Product sales from Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangement with a single customer, a third-party national specialty distributor. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug, which are estimated based on the Company’s historical experience.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with a private placement transaction that are accounted for as a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.”  Accordingly, the Company classifies the pre-funded warrants as a component of permanent shareholders’ equity within additional paid-in capital and records them at the issuance date using a relative fair value allocation method. The Company valued the pre-funded warrants at issuance, concluding that their sales price approximated their fair value, and allocated the net sales proceeds from the private placement transaction proportionately to the ordinary shares and pre-funded warrants. See Note 15 for further discussion related to the private placement transaction.

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

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted loss per ordinary share for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Basic and diluted:
Loss attributable to equity holders of the Company	$(102,244)	$(109,783)
Weighted-average number of ordinary shares	28,834,303	22,806,812
Loss per ordinary share	$(3.55)	$(4.81)

Recently Adopted or Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which provides guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2023-07 on the Company’s financial disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company will adopt ASU 2023-09 for the 2025 year-end and is currently evaluating the potential impact of the adoption on the Company’s financial disclosures. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method.

The Company has reviewed other Accounting Standards Updates recently issued by the FASB, and determined that none of these pronouncements will have a significant impact on the Company's consolidated financial statements and related disclosures.

NOTE 4 – oTHER fINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$6,514	$5,527
Accrued sales reserves	4,391	618
Accrued clinical expenses	1,246	2,853
Accrued research and development expenses	1,049	1,285
Accrued selling, general and administrative expenses	2,752	1,609
Accrued other expenses	586	491
Total accounts payable and accrued expenses	$16,538	$12,383

Interest and Other Income, Net

Interest and other income, net consisted of the following for the year ended  December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Interest income	$2,641	$938
Other income, net	838	72
Total interest and other income, net	$3,479	$1,010

NOTE 5 – INVENTORIES

Inventories consisted of the following as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Raw materials (1)	$4,464	$4,676
Finished goods	2,877	2,019
Total inventories	$7,341	$6,695

(1) $1.7 million and $2.4 million of raw materials are included within other non-current assets on the consolidated balance sheets at December 31, 2023 and December 31, 2022, respectively. Changes in non-current assets are reflected on the consolidated statements of cash flows within the caption of other non-current assets.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2023 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2023	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$9,704	$9,704	$—
Marketable securities
U.S. government	$28,634	$28,634	$—
Corporate bonds	6,738	—	6,738
Commercial paper	7,101	—	7,101
Certificates of deposit	3,995	—	3,995
Total marketable securities	$46,468	$28,634	$17,834
Total assets at fair value	$56,172	$38,338	$17,834

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

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of December 31, 2023 and 2022. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

NOTE 7 – Investments

The following table summarizes the Company’s investments as of December 31, 2023 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$9,704	$—	$—	$9,704
Marketable securities
U.S. government	$28,618	$36	$(20)	$28,634
Corporate bonds	6,756	2	(20)	6,738
Commercial paper	7,094	8	(1)	7,101
Certificates of deposit	3,988	7	—	3,995
Total marketable securities	$46,456	$53	$(41)	$46,468
Total assets at fair value	$56,160	$53	$(41)	$56,172

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s investments as of December 31, 2022 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities
U.S. government	$28,742	$—	$(49)	$28,693
Corporate bonds	2,392	—	(5)	2,387
Commercial paper	9,417	—	(25)	9,392
Certificates of deposit	4,112	—	(28)	4,084
Total marketable securities	$44,663	$—	$(107)	$44,556

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of December 31, 2023, the amortized cost of investments included an immaterial amount of accrued interest. As of December 31, 2023, marketable securities were in a net unrealized gain position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of December 31, 2023, the aggregate fair value of investments held by the Company in an unrealized loss position was $22.9 million which consisted of 30 securities. The unrealized loss was primarily driven by rising interest rates. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  December 31, 2023, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no allowance for credit losses were recognized in the period.

The Company’s investments as of December 31, 2023 mature at various dates through January 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Maturities within one year	$51,670	$44,556
Maturities after one year through three years	4,502	—
Total investments	$56,172	$44,556

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$464	$452
Computer equipment and software	2,293	2,168
Furniture	612	602
Leasehold improvements	617	617
Manufacturing equipment	655	608
	4,641	4,447
Less: accumulated depreciation and amortization	(3,952)	(3,150)
Property and equipment, net	$689	$1,297

Depreciation and amortization expense was $0.8 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 9 – Prepaid Forward Obligation

In  March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the continued launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and  may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the year ended December 31, 2023 for annual net sales up to $200 million was 13.0%.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2023 and 2022 (in thousands):

Carrying value of prepaid forward obligation as of December 31, 2021	$85,713
Financing on prepaid forward obligation	21,559
Amounts paid and payable (1)	(8,349)
Carrying value of prepaid forward obligation as of December 31, 2022	98,923
Financing on prepaid forward obligation	21,552
Amounts paid and payable (1)	(10,753)
Carrying value of prepaid forward obligation as of December 31, 2023	$109,722

(1) $3.0 million and $2.3 million of the Amounts paid and payable are included as current portion of the prepaid forward obligation within other current liabilities on the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – Long-Term Debt

On  March 7, 2022, the Company entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million was funded in  March 2022. The second tranche of $25 million was funded in December 2022. The facility will mature five years from initial funding and can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums and make-whole amounts. The loan will require interest-only payments for the first 48 months followed by principal and interest payments with interest accruing using 3-month London Inter-Bank Offered Rate (“LIBOR”) (with a 1.25% floor) plus 8.25%. On June 29, 2023, the loan agreement with Pharmakon was amended to replace the benchmark governing the interest rate with a rate based on the secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York. Effective July 2023, the loan will accrues interest using a benchmark rate of 3-month SOFR plus a 0.26161% adjustment. The Company is not required to maintain any financial covenants.

The Company incurred financing expenses of $4.2 million which are recognized as a direct offset to the long-term debt on the Company's consolidated balance sheets. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the consolidated statements of operations as “Interest expense".

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Long-term debt at closing of Pharmakon loan	$100,000
Capitalized costs and discounts	(4,217)
Interest expense	8,438
Amounts paid	(6,685)
Carrying value of Pharmakon loan as of December 31, 2022	97,537
Interest expense	14,715
Amounts paid	(13,701)
Carrying value of Pharmakon loan as of December 31, 2023	$98,551

NOTE 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases as of December 31, 2023:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025.  The Company's remaining contractual obligation under this lease is approximately $0.5 million as of December 31, 2023.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminated in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. The Company’s remaining contractual obligation under this lease is approximately $0.1 million as of December 31, 2023. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020 and terminating at the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The remaining rental payments to be received over the lease term is approximately $0.1 million as of December 31, 2023. The Company accounts for the sublease as on operating lease in accordance with ASC 842.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $1.2 million as of December 31, 2023.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s leases expire at various dates from 2024 through 2026, with varying renewal and termination options.

The components of lease cost for the year ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$934	$975
Sublease income	(224)	(224)
Variable lease cost	73	65
	$783	$816

The amounts recognized as of December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Right-of-use assets	$1,671	$2,452
Long-term lease liabilities	844	1,586
Other current liabilities	819	941

As of December 31, 2023, no impairment losses have been recognized.

Supplemental information related to leases for the periods reported is as follows (in thousands, except for lease term and discount rate amounts):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,169	1,195
Right-of-use assets obtained in exchange for new operating lease liabilities	122	2,165
Weighted-average remaining lease term of operating leases (in years)	1.92	2.73
Weighted-average discount rate of operating leases	10.21%	10.25%

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2024	$938
2025	825
2026	58
Total future minimum lease payments	$1,821
Less: Interest	(158)
Present value of lease liabilities	$1,663

As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

Operating Leases
Years ending December 31,
2023	$1,146
2024	904
2025	788
2026	49
Total future minimum lease payments	$2,887
Less: Interest	(360)
Present value of lease liabilities	$2,527

Subleases

As of December 31, 2023, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis were as follows (in thousands):

Operating Leases
Years ending December 31,
2024	$49
Total future minimum sublease payments	$49

As of December 31, 2022, undiscounted cash flows to be received under the Company’s operating sublease on an annual basis was as follows (in thousands):

Operating Leases
Years ending December 31,
2023	$251
2024	49
Total future minimum sublease payments	$300

NOTE 12 – REVENUE FROM PRODUCT SALES

Net product sales consist of the following for the year ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Jelmyto	$82,713	$64,357

Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug, which are estimated based on the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivable while other remaining reserves are recognized within other current liabilities on the consolidated balance sheets. The following table shows the activity with respect to sales reserves for the year ended December 31, 2023 and 2022, in thousands:

	Reserves related to government sponsored programs	Other reserves	Total accrued sales reserves
Balance as of December 31, 2021	$373	$941	$1,314
Changes during 2022
Accruals	6,967	6,463	13,430
Utilizations	(6,750)	(6,557)	(13,307)
Balance as of December 31, 2022	$590	$847	$1,437
Changes during 2023
Accruals	11,110	12,258	23,368
Utilizations	(10,638)	(8,196)	(18,834)
Balance as of December 31, 2023	$1,062	$4,909	$5,971

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LICENSE AND COLLABORATION AGREEMENTS

Agenus Agreement

In November 2019, the Company entered into a license agreement with Agenus Inc. (“Agenus”), pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is a formulation of zalifrelimab administered using RTGel technology that is in Phase 1 clinical development for high-grade NMIBC.

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

NOTE 14 – EMPLOYEE RIGHTS UPON RETIREMENT

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

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SHAREHOLDERS’ EQUITY

The Company had 100.0 million ordinary shares authorized for issuance as of December 31, 2023 and 2022. The Company had 32.5 million and 23.1 million ordinary shares issued and outstanding as of December 31, 2023 and 2022, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the "Board"). Since its inception, the Board has not declared any dividends.

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

Resales of the Shares and the ordinary shares issuable upon exercise of the pre-funded warrants were registered pursuant to the Company’s registration statement on Form S-3 (File No. 333-274423) filed with the U.S. Securities and Exchange Commission (“SEC”) on September 8, 2023, which was declared effective on September 15, 2023.

On December 20, 2023, the Company issued 1,599,733 ordinary shares through a cashless conversion of 1,599,840 pre-funded warrants for the purchase of ordinary shares of the Company.

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Fred Cohen, M.D., a director of the Company, purchased 1,572,327 of the Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen is the Chair and Chief Investment Officer of Monograph.

NOTE 16 – SHARE-BASED COMPENSATION

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

In  May 2019, the Company adopted the UroGen Pharma Ltd. 2019 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, the Company is authorized to issue up to 900,000 ordinary shares pursuant to inducement awards. The only persons eligible to receive grants under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. In December 2021, the Board approved a 300,000 increase in the share reserve of the Inducement Plan to 1,200,000 shares.

As of December 31, 2023, 3,784,480 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans, and 1,009,614 ordinary shares remain available for future awards.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Options granted:

Set forth below are grants made by the Company as of December 31, 2023. The majority of options vest over three years and expire on the tenth anniversary of the date of grant.

a)	During 2023, the Company granted 530,000 options with exercise prices ranging from $8.84 to $17.94 per share.

b)	During 2022, the Company granted 410,064 options with exercise prices ranging from $5.19 to $11.88 per share.

The fair value of options granted during 2023 and 2022 was $4.3 million and $2.2 million, respectively.

The total unrecognized compensation cost of options as of December 31, 2023 was $4.4 million, which is expected to be recognized over a weighted average period of 1.7 years.

The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	2023	2022
Value of ordinary shares	8.84417.944	5.19911.888
Dividend yield	0%	0%
Expected volatility	67.21%-81.00%	72.35%-81.00%
Risk-free interest rate	3.47%-4.42%	1.69%-4.14%
Expected term (in years)	6.0-10 years	6.0-10 years

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

The following table summarizes the number of employee and non-employee options outstanding under the Plan for the years ended December 31, 2023 and 2022, and related information:

	Number of options	Weighted Average price per share
Outstanding as of December 31, 2021	2,969,557	$27.70
Granted	410,064	7.82
Forfeited	(496,417)	27.97
Exercised	(292,665)	5.16
Outstanding as of December 31, 2022	2,590,539	$27.05
Granted	530,000	11.75
Forfeited	(268,316)	27.42
Exercised	(166,427)	5.25
Outstanding as of December 31, 2023	2,685,796	$25.35
Vested and expected to vest, December 31, 2023	2,685,796	$25.35
Exercisable, December 31, 2023	1,831,743	$6.10

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of stock options exercised was $0.7 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes the outstanding and exercisable options as of December 31, 2023:

	Options outstanding		Options exercisable
Exercise price per share	Number of options outstanding at end of year	Weighted average remaining contractual life	Number of options exercisable at end of year	Weighted average remaining contractual life
$0.00 - 10.00	386,064	13.00	152,018	12.22
$10.01 - 20.00	920,000	8.27	372,496	7.11
$20.01 - 30.00	455,300	6.11	382,797	5.92
$30.01 - 40.00	201,000	4.83	201,000	4.83
$40.01 - 50.00	637,432	4.78	637,432	4.78
$50.01 - 59.23	86,000	4.43	86,000	4.43
	2,685,796		1,831,743

The aggregate intrinsic value of the total vested and exercisable options as of December 31, 2023 is $1.6 million.

The following table summarizes information about RSU activity as of December 31, 2023:

Outstanding Restricted Stock Units
Outstanding as of December 31, 2021	753,274
Granted	445,980
Vested and released	(374,293)
Forfeited	(134,006)
Outstanding as of December 31, 2022	690,955
Granted	854,249
Vested and released	(293,626)
Forfeited	(152,894)
Outstanding as of December 31, 2023	1,098,684

The fair value of RSUs granted during 2023 and 2022 was $10.4 million and $3.2 million, respectively. The total unrecognized compensation cost of RSUs as of December 31, 2023 is $9.2 million with a weighted average recognition period of 1.86 years.

The following table illustrates the effect of share-based compensation on the Statements of Operations:

	Year ended December 31,
	2023	2022
Research and development expenses	$1,905	$2,626
Selling, general and administrative expenses	7,439	7,954
Total share-based compensation expense	$9,343	$10,580

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – INCOME TAXES

The Company is taxed under Israeli tax laws:

Corporate tax rate

The applicable Israeli tax rate relevant to the Company for 2022 and thereafter is 23%.

For financial reporting purposes, the expense for current income taxes consists of the following (in thousands):

	2023	2022
Current taxes:
U.S. Federal	$2,937	$584
U.S. State	983	1,171
Total current taxes	$3,920	$1,755

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiary deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
In respect of:
Net operating loss carryforward	$103,566	$96,434
Research and development expenses	22,451	17,949
Stock-based compensation	11,953	11,485
Interest expense	1,345	-
In-process research and development	1,102	1,489
Right-of-use asset	(276)	(434)
Lease Liabilities	283	461
Accrued expenses	2,310	1,769
Depreciation of fixed assets	(45)	(113)
Other	875	561
Less—valuation allowance	(143,566)	(129,601)
Net deferred tax assets	$—	$—

The change in valuation allowance for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Balance at the beginning of the year	$(129,601)	$(100,619)
Changes during the year	(13,965)	(28,982)
Balance at the end of the year	$(143,566)	$(129,601)

The main reconciling items between the statutory tax rates of the Company and the effective rate are nondeductible expenses related to financing on the prepaid forward obligation and share-based compensation, the provision for a full valuation allowance in respect of tax benefits from carryforward tax losses due to the uncertainty of the realization of such tax benefits, utilization of tax credits and expense related to uncertain tax positions. A reconciliation of the Company’s statutory tax rate to effective tax is as follows (in thousands, except statutory rate):

	December 31,
	2023	2022
Pretax loss	$(98,324)	$(108,028)
Statutory rate	23%	23%
Income tax expense/(benefit) at statutory rate	(22,615)	(24,847)
Additional tax (tax saving) in respect of:
Non-deductible expenses	5,704	1,052
R&D and orphan drug credits	(1,197)	(3,586)
Different tax rate of foreign subsidiaries	(689)	(263)
Uncertain tax positions	176	176
Change in valuation allowance(1)	22,898	28,982
Other	(358)	241
Income tax expense	$3,920	$1,755

(1) In the course of preparing the 2022 tax returns, adjustments were made for certain nondeductible amounts, reducing net operating loss carryforward and reflected as a change in valuation allowance of approximately $8.9 million in the current year.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pretax loss for December 31, 2023 and 2022 includes pretax loss from foreign (United States) jurisdictions of $17.9 million and $13.3 million, respectively.

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

Losses for tax purposes carried forward to future years

As of December 31, 2023 and 2022, the Company had approximately $452.0 million and $419.1 million of carryforward tax losses, prior to tax effecting, respectively, available to reduce future taxable income without limitation of use.

Uncertain tax positions

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

	2023	2022
Uncertain tax positions at the beginning of the year	$3,018	$2,842
Gross increases — tax positions in current period	—	—
Gross increases — tax positions in prior period	176	176
Uncertain tax positions at the end of the year	$3,194	$3,018

The balances of uncertain tax positions as of December 31, 2023 would affect the Company’s effective tax rate if recognized.

The Company has recorded a liability for uncertain tax positions of $3.2 million as of December 31, 2023 for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2023, the Company's liability for uncertain tax positions includes $1.2 million of accrued interest and penalties.

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

The Company has received final tax assessments up to and including its 2017 tax year.

NOTE 18 – RELATED PARTIES

See Note 15 for discussion regarding an affiliated investor in the Private Placement for the year ended December 31, 2023.  There were no related party transactions for the year ended December 31, 2022.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2023 and 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

On February 25, 2024, we received a Paragraph IV Certification Notice Letter from Teva, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069 each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. If we are unable to maintain patent protection for Jelmyto, Jelmyto will be subject to immediate competition from generic entrants after regulatory exclusivity expires in April 2027.

Leases

See Note 11 for further discussion regarding lease commitments.

NOTE 20 – SUBSEQUENT EVENTS

In February 2024, the Company sold 1,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $26.6 million. The net proceeds to the Company after deducting sales commissions to Cowen were approximately $25.9 million. Following such sale, the remaining capacity under the ATM Sales Agreement is approximately $56.8 million.

On  March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan.  The third tranche of $25.0 million is mandatory and required to be drawn by September 30, 2024, subject to satisfaction of customary conditions. The fourth tranche of $75.0 million may be drawn at our option no later than August 29, 2025, subject to (i) having successfully drawn the immediately preceding $25.0M tranche, (ii) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (iii) satisfaction of customary conditions.

All outstanding loans with Pharmakon accrue interest using a benchmark rate of 3-month SOFR plus 7.25% plus an additional adjustment of 0.26161%. All outstanding principal will be required to be repaid in four equal quarterly installments commencing in the second quarter of 2026, with a one-year extension upon FDA approval of an NDA for UGN-102.  All outstanding loans with Pharmakon can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums, make-whole amounts and fees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans

On December 26, 2023, our Chief Medical Officer, Mark Schoenberg, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, to sell up to 30,000 ordinary shares. The trading plan expires on April 10, 2025.

Amended and Restated Loan Agreement

On  March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan.  The third tranche of $25.0 million is mandatory and required to be drawn by September 30, 2024, subject to satisfaction of customary conditions. The fourth tranche of $75.0 million may be drawn at our option no later than August 29, 2025, subject to (i) having successfully drawn the immediately preceding $25.0M tranche, (ii) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (iii) satisfaction of customary conditions.

All outstanding loans with Pharmakon accrue interest using a benchmark rate of 3-month SOFR plus 7.25% plus an additional adjustment of 0.26161%. All outstanding principal will be required to be repaid in four equal quarterly installments commencing in the second quarter of 2026, with a one-year extension upon FDA approval of an NDA for UGN-102.  All outstanding loans with Pharmakon can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums, make-whole amounts and fees.

Notice of 2024 Annual Meeting Date and Related Deadlines

As of the date of this Annual Report, we intend to hold our 2024 Annual meeting of Shareholders (the "2024 Annual Meeting of Shareholders") on or about August 7, 2024. This date is more than 30 days before the one-year anniversary of our 2023 annual meeting of shareholders, which was held on September 7, 2023.

Under Section 66(b) of the Israeli Companies Law, 5759-1999, as amended from time to time, and the regulations promulgated thereunder (collectively, the “Companies Law”), shareholders who hold, in the aggregate, at least 1% of the voting power in the Company may submit a request to include an item to the agenda within seven days following the Company’s notice of convening a shareholders’ general meeting at which directors are to be elected and certain other proposals are to be considered (or within three days of the Company’s notice in other instances), provided the requested item is appropriate for presentation at a general meeting and for consideration by the shareholders.

In addition to the eligibility requirements under the Companies Law, our articles of association specify additional procedural requirements for shareholder proposals. Under our articles of association, in the event that the date of the annual general meeting is advanced more than 30 days prior to the anniversary of the preceding year’s annual general meeting, notice by the proposing shareholder, in order to be timely, must be received no earlier than the close of business 120 days prior to such annual general meeting, April 9, 2024, and no later than the close of business 90 days prior to such annual general meeting, May 9, 2024.

In addition, shareholder proposals may be submitted for inclusion in a proxy statement under Rule 14a-8 under the Exchange Act. Under Rule 14a-8 of the Exchange Act, to be eligible for inclusion in our proxy materials for the 2024 Annual Meeting of Shareholders, shareholder proposals must be received by us a reasonable time before we begin to print and send our proxy materials. We have determined that April 13, 2024, which is the date disclosed in our definitive proxy statement on Schedule 14A for our 2023 annual meeting of shareholders, remains a reasonable time before we expect to begin to print and distribute our proxy materials for our 2024 Annual Meeting, and that any shareholder proposals must be received on or before the close of business on that day. In addition, Rule 14a-8 proposals must otherwise comply with the requirements of the rule. Additional requirements regarding shareholder proposals submitted for inclusion in our proxy materials for an annual general meeting of shareholders can be found in the articles of association, which is available as an exhibit to this Annual Report. Proposals should be addressed to: UroGen Pharma Ltd., 400 Alexander Park Drive, 4th Floor, Princeton, New Jersey 08540.

In addition to satisfying the foregoing requirements under our articles of association, to comply with the universal proxy rules, shareholders who intend to solicit proxies in support of director nominees other than our board of directors’ nominees must provide notice that sets forth any additional information required by Rule 14a-19 promulgated under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in an amendment to this Annual Report on Form 10-K to be filed with the SEC by April 29, 2024 (the "Form 10-K Amendment").

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Corporate Code of Ethics and Conduct. The Corporate Code of Ethics and Conduct is available on our website at http://www.urogen.com under the Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Corporate Code of Ethics and Conduct from c/o UroGen Pharma Ltd., 400 Alexander Park Dr., Princeton, NJ 08540.

Item 11. Executive Compensation

The information required by this item will be set forth in the Form 10-K Amendment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Form 10-K Amendment.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Form 10-K Amendment.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the Form 10-K Amendment.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 6-K, filed with the SEC on May 18, 2017).

4.1	Reference is made to Exhibit 3.1.

4.2	Description of the Registrant’s Ordinary Shares (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2020).

4.3	Form of July 2023 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 27, 2023).

10.1*	Form of Officer Indemnity and Exculpation Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Report Form 6-K, filed with the SEC on July 13, 2018).

10.2*	Amended and Restated 2010 Israeli Share Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 20-F, filed with the SEC on March 15, 2018).

10.3*	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.4*

2017 Israeli Equity Incentive Sub Plan to the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form F-1, filed with the SEC on April 7, 2017).

10.5	Form of Stock Option Grant Notice and Stock Option Agreement under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.6	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.7	Amendment to Form of Restricted Stock Unit Grant Notice under the UroGen Pharma Ltd. 2017 Equity Incentive Plan.

10.8	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.9*	UroGen Pharma Ltd. 2019 Inducement Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 21, 2022).

10.10

Form of Stock Option Grant Notice and Stock Option Agreement under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2019).

10.11

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2019).

10.12	Amendment to Form of Restricted Stock Unit Grant Notice under the UroGen Pharma Ltd. 2019 Inducement Plan.

10.13*	Amended and Restated Compensation Policy for Officer Holders (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 24, 2023).

10.14*

Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 3, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019).

10.15*	Amendment 1 to Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.16*	Omnibus Amendment to Equity Awards by and between the Registrant and Elizabeth Barrett, dated as of January 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.17*	Performance-Based Restricted Stock Unit Grant Notice by and between the Registrant and Elizabeth Barrett, dated as of November 13, 2023 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.18*	Amended Restricted Stock Unit Grant Notice by and between the Registrant and Elizabeth Barrett, dated as of December 20, 2023.

10.19*	Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of December 5, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019).

10.20*	Amendment 1 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.21*	Amendment 2 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of March 15, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.22*	Employment Agreement between the Registrant and Jason Smith, dated August 12, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2020).

10.23*	Amendment 1 to Employment Agreement between the Registrant and Jason Smith, dated January 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.24*	Employment Agreement between the Company and Dong Kim, dated March 20, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2022).

10.25†	License Agreement, dated November 8, 2019, by and between the Registrant and Agenus Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2020).

10.26	Lease Agreement, dated November 4, 2019, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2020).

10.27	Amendment to Lease Agreement, dated June 8, 2022, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2022).

10.28†**	Manufacturing and Supply Agreement, dated May 26, 2020, by and between the Registrant and Isotopia Molecular Imaging Ltd. (the “Isotopia Agreement”) and the extension to the Isotopia Agreement, dated August 25, 2022, by and between the Registrant and Isotopia Molecular Imaging Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2022).

10.29†**	Manufacturing and Supply Agreement - Amendment No. 2, dated May 19, 2023, by and between the Registrant and Isotopia Molecular Imaging Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2023).

10.30†**	Manufacturing & Supply Agreement, dated as of April 24, 2020 and amended as of March 2, 2022, by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022).

10.31†**	Amendment 2 to Manufacturing & Supply Agreement, dated as of December 28, 2023 by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a.

10.32†**	License and Supply Agreement, dated as of January 16, 2024, by and between UroGen Pharma Ltd. and Medac Gesellschaft für klinische Spezialpräparate m.b.H.

10.33	Loan Agreement, dated as of March 7, 2022, by and among UroGen Pharma Ltd. (the “Company”), UroGen Pharma, Inc., as the borrower, and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors, BPCR Limited Partnership, as a lender, BioPharma Credit Investments V (Master) LP, as a lender, and BioPharma Credit PLC, as collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022).

10.34	Amendment to Loan Agreement, dated June 29, 2023, by and among the Company, UroGen Pharma, Inc., as the borrower, and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors, BPCR Limited Partnership, as a lender, BioPharma Credit Investments V (Master) LP, as a lender, and BioPharma Credit PLC, as collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2023).

10.35	Amended and Restated Loan Agreement, dated as of March 13, 2024, by and among UroGen Pharma, Inc., as the borrower, and a credit party, Urogen Pharma Ltd. as Parent, and a Credit Party, the other guarantors signatory hereto or otherwise party hereto from time to time as additional Credit Parties, BioPharma Credit PLC as collateral agent, BPCR Limited Partnership as a lender and BioPharma Credit Investments V (Master) LP as a lender.

21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023).

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	UroGen Pharma Ltd. Incentive Compensation Recoupment Policy.

101

The following financial information from the Annual Report on Form 10-K of UroGen Pharma Ltd. for the year ended December 31, 2023, formatted in Inline XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL

*	Management contract or compensatory plan.
†

Certain information in this exhibit has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type of information that the registrant treats as private or confidential.

**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROGEN PHARMA LTD.

March 14, 2024	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of UroGen Pharma Ltd., hereby severally constitute and appoint Elizabeth Barrett and Don Kim, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elizabeth Barrett	President, Chief Executive Officer and Director	March 14, 2024
Elizabeth Barrett	(Principal Executive Officer)

/s/ Don Kim	Chief Financial Officer	March 14, 2024
Don Kim	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Chair	March 14, 2024
Arie Belldegrun, M.D.

/s/ Cynthia Butitta	Director	March 14, 2024
Cynthia Butitta

/s/ Fred E. Cohen	Director	March 14, 2024
Fred E. Cohen, M.D., D.Phil.

/s/ Leana S. Wen	Director	March 14, 2024
Leana S. Wen, M.D., M.Sc.

/s/ Stuart Holden	Director	March 14, 2024
Stuart Holden, M.D.

/s/ James Robinson Jr.	Director	March 14, 2024
James Robinson Jr.

/s/ Dan Wildman	Director	March 14, 2024
Dan Wildman