Form 10-K/A
period 2023-12-31
UroGen Pharma Ltd.
filed 2024-04-29
CIK 1668243

UNITED STATES
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

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

As of April 22, 2024, there were 36,130,121 of the registrant’s ordinary shares outstanding.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Florham Park, New Jersey

EXPLANATORY NOTE

UroGen Pharma Ltd. (the “Company,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10‑K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2024, to provide the information required by Part III of Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

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

Table of Contents

Table of Contents

		Page
PART III.
Item 10.	Directors, Executive Officers and Corporate Governance.	1
Item 11.	Executive Compensation.	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	22
Item 13.	Certain Relationships and Related Transactions and Director Independence.	25
Item 14.	Principal Accountant Fees and Services.	27

PART IV.
Item 15.	Exhibits, Financial Statement Schedules.	28

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

Name	Age	Position Held With the Company
Arie Belldegrun, M.D., FACS	74	Chair of the Board
Elizabeth Barrett	61	Director and Chief Executive Officer
Cynthia M. Butitta	69	Director
Fred E. Cohen, M.D., D.Phil.	67	Director
Stuart Holden, M.D.	81	Director
James A. Robinson, Jr	54	Director
Leana Wen, M.D., M.SC.	41	Director
Daniel G. Wildman	67	Director

Arie Belldegrun, M.D., FACS has served as our Chair since December 2012. Dr. Belldegrun is a co-founder of Allogene Therapeutics, a public biopharmaceutical company, and has served as Executive Chairman of its board of directors since November 2017. From March 2014 until October 2017 Dr. Belldegrun served as the President and Chief Executive Officer of Kite Pharma, Inc. and as a member of its board of directors from June 2009 until October 2017. Dr. Belldegrun currently serves as Chairman of Bellco Capital LLC (since 2004); Chairman and Partner of Two River (since June 2009); Co-chairman of Breakthrough Properties LLC and Breakthrough Services, L.L.C. (since April 2019); Chairman of Kronos Bio (since November 2017); Co-chairman of Symbiotic Capital (since June 2023); Director of Gingko Bioworks (since September 2021); and Director of ByHeart, Inc. (since October 2019). Dr. Belldegrun is also Senior Managing Director of Vida Ventures, LLC (since November 2017). Dr. Belldegrun is a Research Professor, holds the Roy and Carol Doumani Chair in Urologic Oncology, and is Founder and Director of the UCLA Institute of Urologic Oncology at the David Geffen School of Medicine at UCLA. Prior to joining UCLA, Dr. Belldegrun was at the National Cancer Institute/NIH as a research fellow in surgical oncology and immunotherapy under Dr. Steven A. Rosenberg. He completed his MD at the Hebrew University Hadassah Medical School in Jerusalem, his post-graduate studies in Immunology at the Weizmann Institute of Science, and his residency in urologic surgery at Harvard Medical School. He has authored several books on oncology and more than 500 scientific and medical papers related to urological cancers, immunotherapy, gene therapy and cancer vaccines. He is certified by the American Board of Urology and the American Association of Genitourinary Surgeons. Our Board believes Sr. Belldegrun’s business and medical knowledge and experience qualify him to serve on our Board.

Elizabeth Barrett has served as our director and as our President and Chief Executive Officer since January 2019. Prior to joining UroGen, Ms. Barrett served as the Chief Executive Officer of Novartis Oncology and a member of the Novartis Executive Committee since February 2018. Prior to Novartis, Ms. Barrett served at Pfizer Inc. in various leadership capacities, most recently as the Global President of Oncology and, before that, as President of Global Innovative Pharma for Europe, President of the Specialty Care Business Unit for North America, and Regional President of United States Oncology. Prior to Pfizer, Ms. Barrett was Vice President and General Manager of the Oncology Business Unit at Cephalon Inc. Ms. Barrett received an M.B.A. degree in Business Administration-Marketing from Saint Joseph’s University and a B.S. from the University of Louisiana. Ms. Barrett also currently serves on the boards of directors of Sage Therapeutics, Inc. and Allogene Therapeutics, Inc. Our Board believes Ms. Barrett’s service as our Chief Executive Officer and her leadership of both large organizations and growing businesses qualify her to serve on our Board.

Cynthia M. Butitta has served as our director since October 2017. Ms. Butitta served as Chief Financial Officer of Kite Pharma, Inc. from January 2014 to May 2016 and as Chief Operating Officer from March 2014 to September 2017. From May 2011 to December 2012, she was Senior Vice President and Chief Financial Officer at Next Wave Pharmaceuticals Inc., a specialty pharmaceutical company. Prior to that, Ms. Butitta served as Chief Operating Officer of Telik, Inc., a biopharmaceutical company, from March 2001 to December 2010 and as its Chief Financial Officer from August 1998 to December 2010. Ms. Butitta also served as Principal Accounting Officer of Telik, Inc. until December 2010.  She has served as a Director of Autolus, Ltd., a biotechnology company, since March 2018; a board member of Olema Oncology since August 2020 and Century Therapeutics since February 2021. Ms. Butitta received her B.S. degree with honors in Business and Accounting from Edgewood College in Madison, Wisconsin and her M.B.A. degree in Finance from the University of Wisconsin, Madison. Our Board believes Ms. Butitta’s financial knowledge and experience qualify her to serve on our Board.

Fred E. Cohen, M.D., D.Phil. has served as our director since May 2017. Dr. Cohen is a Senior Advisor to TPG, where he served for over 15 years as a Partner, and founder of TPG Biotechnology, a life science focused venture capital fund. Beginning in November 2017, Dr. Cohen has served as a cofounder and senior managing director of Vida Ventures, LLC, a biotechnology venture capital fund. In June 2021, Dr. Cohen founded Monograph Capital Partners, a life sciences venture capital fund. In addition, for over two decades throughout his career, Dr. Cohen has been affiliated with the University of California, San Francisco where he held various clinical responsibilities, including as a research scientist, an internist for hospitalized patients, a consulting endocrinologist, and the Chief of the Division of Endocrinology and Metabolism. Dr. Cohen received his B.S. degree in Molecular Biophysics and Biochemistry from Yale University, his D.Phil. in Molecular Biophysics from Oxford on a Rhodes Scholarship, and his M.D. from Stanford University. He is a member of the National Academy of Medicine and the American Academy of Arts and Sciences. Dr. Cohen currently serves on the board of directors of several other biotechnology and pharmaceutical companies. Our Board believes Dr. Cohen’s financial and medical knowledge and experience qualify him to serve on our Board.

Stuart Holden, M.D. has served as our director since December 2015. Dr. Holden has been the Chair of ProQuest Investments’ Scientific Advisory Board since it was founded in 1998. Since May 2014, Dr. Holden has served as a member of the UCLA faculty as a Health Sciences Clinical Professor of Urology, Spielberg Family Chair in Urologic Oncology, in the Department of Urology at the UCLA David Geffen School of Medicine and Associate Director of the UCLA Institute of Urologic Oncology. Dr. Holden has worked in the field of prostate cancer for more than 36 years. Dr. Holden also serves as Medical Director of the Prostate Cancer Foundation since the foundation’s inception in 1993. Dr. Holden was the director of the Louis Warschaw Prostate Cancer Center at Cedars-Sinai Medical Center and the first holder of the Warschaw, Robertson, Law Families Chair in Prostate Cancer. Dr. Holden has served as a member of the board of directors of Telormedix SA from 2008 to 2017 and served as a member of the board of directors of Acurian, Inc. from 1999 through 2014. Dr. Holden also served on the Board of the American College of Medical Informatics from 1999 through 2006 and is currently on the board of Clarus Therapeutics. In addition, he was a founding partner at Tower Urology in Los Angeles. Dr. Holden received a B.S. degree from the University of Wisconsin-Madison and completed his medical degree and received his surgical training at Weill Cornell Medical College and the New York Hospital-Cornell University Medical College. He completed his urology residency at Emory University School of Medicine and fellowships in urology and developmental genetics at Memorial Sloan-Kettering Cancer Center. He also was awarded a clinical fellowship from the American Cancer Society. Our Board believes Dr. Holden’s medical knowledge and experience qualify him to serve on our Board.

James A. Robinson, Jr. has served as our director since July 2023. Mr. Robinson currently serves as the President, Chief Executive Officer and member of the board directors of A2 Biotherapeutics. Prior to this role, he served as the Chief Executive Officer of Urovant Sciences, Inc. from March 23, 2020 through June 2023 and has served as a member of Urovant’s board of directors from March 2019 through June 2023.

Prior to Urovant Sciences, Mr. Robinson held the position of President and Chief Operating Officer at Paragon Biosciences where he oversaw Paragon’s operations from April 2019 to March 2020. Previously, Mr. Robinson served as the President and Chief Operating Officer of Alkermes, where he was responsible for global commercial, new product planning, corporate planning, manufacturing, quality, human resources and business development functions. Prior to Alkermes, Mr. Robinson spent over twelve years at Astellas U.S., most recently as President, Americas Operations, where his responsibilities included all aspects of operations for North and South America. Prior to that, he was President of Astellas Pharma US, where he was responsible for leading the U.S. commercial organization. Prior to Astellas, Mr. Robinson spent thirteen years at Schering-Plough Pharmaceuticals, where his last role was Vice President, Hepatitis Sales and Managed Care.

Mr. Robinson currently serves as an advisor to BridgeBio Pharma Inc. and on the board of directors of Eledon Pharmaceuticals, a private biotechnology company, and Petauri Health, a private healthcare service company. Previously, Mr. Robinson served on the board of directors of Neos Therapeutics prior to its acquisition by Aytu Biopharma as well as the board of directors of Applied Genetic Technologies Corporation until its acquisition by Syncona LTD in November 2022. He also previously served on the board of directors of the Pharmaceutical Research and Manufacturers of America ("PhRMA") and served as Chairman of PhRMA’s State Committee. He is a founding member of MATTER. Mr. Robinson received a Bachelor of Science degree from DePaul University. Our Board believes Mr. Robinson’s broad business leadership experience, including his experience as an executive of commercial organizations, qualifies him to serve on our Board.

Leana S. Wen, M.D., M.Sc. has served as our director since August 2022. Dr. Wen is an emergency physician and has served as a faculty member at the George Washington University since September 2019. She has been a contributing columnist for The Washington Post since June 2020, writing on health policy and public health, and a health and medical expert for CNN since August 2020. From January 2015 to October 2018, she was the health commissioner for the city of Baltimore, where she led the nation’s oldest continuously operating health department to combat the opioid epidemic and improve maternal and child health. From 2013 to 2015, Dr. Wen served as director of patient-centered care research in the department of emergency medicine at George Washington University, and authored a critically-acclaimed book on patient advocacy. She is currently on the board of the Bipartisan Policy Center and the Baltimore Community Foundation, and chairs the advisory board of the Behavioral Health Group. She has also been a global health fellow at the World Health Organization, a consultant with the China Medical Board, and a nonresident senior fellow at the Brookings Institution. Dr. Wen also served as the President of Planned Parenthood from 2018 through 2019. She has been a member of more than ten nonprofit boards, including serving as the chair of Behavioral Health System Baltimore. Dr. Wen has also served on the board of directors of Glaukos Corporation since March 2021 and also serves on its audit committee. Dr. Wen’s work has been recognized by numerous professional organizations, including as one of Modern Healthcare’s Top 50 Physician-Executives and a member of the Council on Foreign Relationships. In 2019, she was named one of TIME magazine’s 100 Most Influential People and in 2022 as one of Modern Healthcare’s 100 Most Influential People in Healthcare. She holds a B.S. from California State University, Los Angeles, an M.D. from Washington University School of Medicine and two M.Sc.s from the University of Oxford, where she was a Rhodes Scholar. She completed her residency training at Brigham & Women’s Hospital and Massachusetts General Hospital, where she was a clinical fellow at Harvard Medical School. Our Board believes Dr. Wen’s experience as a practicing physician, combined with her extensive experience working in governmental sectors, with innovative health companies, and serving on a public company board and audit committee and on nonprofit boards and foundations qualify her to serve on our Board.

Daniel G. Wildman has served as our director since November 2022. Mr. Wildman is Chairman of the Board of Progenerative Medical, Inc., a pre-commercial company translating clinically proven reduced pressure technology into medical treatments for orthopedic surgeries. He also serves on the board of directors for Nyxoah, Progenerative Medical, Inc. and Panther Therapeutics. At Johnson & Johnson, Mr. Wildman led the Digital Surgery Strategy initiative where he was tasked with developing an integrated strategy for robotic surgery for the company. This strategy directly led to the 2019 acquisition of Auris Health, Inc. Prior to Digital Surgery, Mr. Wildman led Depuy Synthes Spine. In this role, he had overall responsibility for the second-largest spine surgery business in the world ($1.8B). He served in this capacity from August of 2015 to September of 2017, and during this period developed and implemented an integrated turn-around plan for the company. Previously, Mr. Wildman served as Worldwide President of Ethicon Biosurgery, a division of Ethicon, Inc. From 2003-2015 he led this global business dedicated to delivering innovative and life-saving solutions to surgeons via development and commercialization of biomaterial, biologic and combination products that changed the standard of care for intraoperative hemostasis. In this role, Mr. Wildman transitioned the company from Advanced Wound Care to Biosurgery through a combination of acquisitions, divestitures, and internal capability development, all focused on development and commercialization of meaningful innovations. The Biosurgery business at Ethicon continues to be one of the fastest growing companies in Johnson & Johnson's portfolio. Prior to Johnson & Johnson, Mr. Wildman spent 10 years with Boston Scientific Corporation in a variety of sales, marketing, operations and strategic planning roles of increasing responsibility. Mr. Wildman is an accomplished global leader. Throughout his career, he has earned a solid reputation for his strategic vision, motivational leadership, innovative technologies, ability to execute and his commitment to people development. Mr. Wildman received a Bachelor of Arts degree in Economics from St. Lawrence University in New York. Our Board believes Mr. Wildman’s business and executive experience qualify him to serve on our Board.

Information Concerning Our Executive Officers

The following table sets forth information concerning our executive officers, including their ages, as of the date of this Form 10-K/A.

Name of Executive Officer	Age	Position(s)
Elizabeth Barrett	61	Chief Executive Officer and Director
Don Kim	47	Chief Financial Officer
Mark P. Schoenberg, M.D.	66	Chief Medical Officer
Jason Smith	52	General Counsel and Chief Compliance Officer

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

Jason Smith has served as our General Counsel, Chief Compliance Officer and Corporate Secretary since August 2020. Mr. Smith is responsible for leading our legal, intellectual property, and corporate compliance functions. Mr. Smith joined us from Pfizer, where he served as Chief Counsel, Oncology from August 2016 to August 2020. Prior to Pfizer, Mr. Smith worked in the legal department at Wyeth in a variety of roles including as antitrust counsel, Global Product Counsel and Chief Counsel, U.S. Pharmaceuticals, leading a team of lawyers supporting the prescription pharmaceuticals businesses. Before joining Wyeth, Mr. Smith was an associate at Howrey, Simon, Arnold & White in Washington, DC, in the antitrust and commercial litigation groups. Mr. Smith received his bachelor's degree in Economics, cum laude from Binghamton University and his juris doctor degree, with high honors, from George Washington University.

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

Audit Committee

Our Audit Committee consists of Ms. Butitta, Dr. Holden and Dr. Wen. Ms. Butitta serves as Chair of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Ms. Butitta is an “audit committee financial expert” as such term is defined in the applicable SEC rules and has the requisite financial experience as defined by the Nasdaq listing standards. Each of the members of our Audit Committee is “independent” as such term is defined in Rule 10A-3(b)(1) under the Exchange Act and satisfies the independent director requirements under the Nasdaq listing standards.

Compensation Committee

Our Compensation Committee consists of Dr. Belldegrun, Dr. Cohen, and Mr. Wildman. Dr. Cohen serves as Chair of the Compensation Committee. Each of these individuals is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our Board has determined that each of these individuals is “independent” as defined under the applicable listing standards of Nasdaq, including the standards specific to members of a compensation committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Robinson and Dr. Wen. Dr. Wen serves as Chair of the Nominating and Corporate Governance Committee. Each of these individuals is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. Our Board has determined that each of these individuals is “independent” as defined under the applicable listing standards of Nasdaq, including the standards specific to members of a nominating and corporate governance committee.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program than companies that are not smaller reporting companies, our Compensation Committee is committed to providing the information necessary to help shareholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe our 2023 compensation program for our named executive officers.

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

Our 2023 corporate performance highlights include:

-	Achieved year-over-year revenue increase of 28%

-	Obtained a New Technology Ambulatory Payment Classification from Centers for Medicare & Medicaid Services for Jelmyto, effective from October 1, 2023

-
Announcement of positive topline data from our Phase 3 trials ATLAS and ENVISION studying UGN-102 (mitomycin) for intravesical solution for low-grade intermediate risk non-muscle invasive bladder cancer

-	Private placement of ordinary shares for aggregate gross proceeds of $120 million, before deducting fees to placement agents and financial advisors and before other expenses

-	Agreement with the FDA on plans for rolling submission of a New Drug Application for UGN-102 (mitomycin) for intravesical solution

The following discussion describes our executive compensation process and policies. It provides qualitative information on the factors relevant to these decisions and the manner in which compensation is awarded to our named executive officers for the fiscal year ended December 31, 2023, which consisted of our principal executive officer, our chief medical officer and our general counsel and chief compliance officer. These named executive officers were as follows:

Name	Position(s)
Elizabeth Barrett	President and Chief Executive Officer
Mark P. Schoenberg, M.D.	Chief Medical Officer
Jason Smith	General Counsel and Chief Compliance Officer

Objectives, Philosophy and Elements of Executive Compensation

Our compensation program aims to achieve the following main objectives:

●	attract, retain and reward highly qualified executives;
●	provide incentives that motivate executives to achieve our key performance goals that create shareholder value;
●	align our executives’ interests with those of our shareholders; and
●	link pay to company performance.

The Company’s executive compensation program is overseen by the Compensation Committee with the advice and support of an independent third-party compensation consultant. The following are key characteristics of the Company’s executive compensation program:

●
A substantial portion of executive pay is tied to performance. We structure a significant portion of our named executive officers’ compensation to be variable. Annual cash performance bonuses and long-term equity compensation are dependent on achievement of corporate performance objectives and determined by the Compensation Committee.

●
Our executive bonuses are dependent on the Company and the officer achieving annually determined objectives. As a smaller reporting company with significant development-stage activities, we take a holistic approach to evaluating the Company's performance. We measure performance against challenging objectives established at the beginning of each performance cycle. We establish a broad set of measurable performance objectives that align with our long-term strategic priorities and build towards lasting long-term value. Our annual performance-based bonus opportunities for all our named executive officers are determined by the Compensation Committee, and ultimately the Board, based upon the Company’s and the officer’s achievement of objectives determined on an annual basis by the Company.

●
We emphasize long-term equity incentives. Equity awards are an integral part of our executive compensation program and comprise the primary “at-risk” portion of our named executive officer compensation package. During 2023, we granted our executive officers options to purchase our ordinary shares and restricted stock units. These equity awards granted to our named executive officers in 2023 vest in equal annual installments over three years from the vesting commencement date. These awards strongly align our executive officers’ interests with those of our shareholders by providing a continuing financial incentive to maximize value for our shareholders and by encouraging our executive officers to remain in our long-term employ. In 2023 we also awarded performance stock units as part of our CEO’s long-term incentive compensation. We have identified receipt of U.S. regulatory approval for our lead product candidate UGN-102 as a critical long-term strategic objective. Vesting of these PSUs will depend upon obtaining this regulatory approval in the three years following the grant, directly tying a substantial component of our CEO’s total compensation to performance against one of the primary drivers of long-term value.

●
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

●	We do not provide our executive officers with any excise tax gross ups.

●	We have not repriced options.

●	We do not provide executive fringe benefits or perquisites to our executives.

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

We focus on providing a competitive compensation package to our executive officers which provides short- and long-term incentives for the achievement of measurable Company and executive officer objectives. We believe that this approach provides an appropriate blend of short-term and long-term incentives to maximize shareholder value. We generally do not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation, although total annual cash bonus compensation to any individual is capped at 150% of such individual’s salary pursuant to our Officers Compensation Policy. Our Compensation Committee uses its judgment to establish a total compensation program for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes is appropriate to achieve the goals of our executive compensation program and our corporate objectives. In 2023 our Actual CEO compensation was as follows:

To ensure alignment of our executive officer incentives with shareholder interests, we have historically structured a significant portion of the named executive officers’ total target compensation with performance-based bonus opportunities and long-term incentive equity awards. Additionally, in 2023, over half of the value of our CEO’s long-term incentive equity awards were in the form of performance stock units which vest upon receipt of U.S. regulatory approval for our lead product candidate UGN-102 in the three years following the grant, directly tying a substantial component of our CEO’s total compensation to performance against one of the primary drivers of long-term value. Our CEO's total direct compensation for 2023 was positioned at approximately the 35th percentile of our compensation peer group. Our non-CEO executives' total direct compensation for 2023 was positioned at approximately the 15th percentile of our compensation peer group (see section titled "Use of Competitive Market Compensation Data" below for more detail on the selection of our compensation peer group).

2023 Say-on-Pay Results

At our 2023 annual meeting of shareholders, we held a shareholder advisory vote on executive compensation, commonly referred to as a “say-on-pay” vote, which resulted in approximately 81% of the total votes cast being in favor of the advisory proposal, representing a significant increase over the prior year’s approval percentage.

We continue to assess and enhance our approach to executive compensation by seeking feedback from shareholders and reviewing the analyses of the Institutional Shareholder Services and Glass Lewis published reports. Our approach to aligning pay and performance focuses on maintaining a significant portion of executive’s annual total compensation based on evaluation of individual executives' performance against our corporate objectives. We take a holistic approach to assessing Company performance, undertake a robust goal-setting process to determine corporate objectives that align with our short- and long-term strategic priorities, and build towards creation of shareholder value.

We continually endeavor to align our executive interests with those of our shareholders, and link pay to company performance. We have identified receipt of U.S. regulatory approval for our lead product candidate UGN-102 as a critical long-term strategic objective. In 2024, we have included PSUs as part of our officers’ long-term incentive compensation, with vesting of these PSUs upon the first commercial sale of UGN-102, directly tying a substantial component of our officers’ total compensation to performance against one of the primary drivers of long-term value.

Our next “say-on-pay” vote will be held at our 2024 annual meeting of shareholders.

Our Compensation Governance Structure

Role of our Compensation Committee, Management and the Board

The Compensation Committee is appointed by the Board and has responsibilities related to the compensation of the Company’s directors, officers, and employees and the development and administration of the Company’s compensation plans. For details on the Compensation Committee’s oversight of the executive compensation program, see the section above titled “Compensation Committee”. Our Compensation Committee consists solely of independent members of the Board.

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

Working with Compensia, the Compensation Committee approved a group of companies that were identified as peers based on alignment with our Company’s industry, stage of drug development, headcount, and market capitalization. The peer group that was identified and used in research that informed executive compensation for 2023 included the following companies: Aquestive Therapeutics, AVEO Pharmaceuticals, Harpoon Therapeutics, MEI Pharma, Atara Biotherapeutics, Clovis Oncology, Corcept Therapeutics, Eiger BioPharmaceuticals, Epizyme, G1 Therapeutics, Karyopharm Therapeutics, MacroGenics, Progenics Pharmaceutical, Puma Biotechnology, Rigel Pharmaceuticals, TG Therapeutics, Verastem, Y-mAbs Theapeutics and Zogenix.

Compensia completed a benchmarking assessment of our historical executive compensation at the end of 2022 to inform the Compensation Committee’s determinations regarding executive compensation for 2023 using data compiled from the aforementioned peer group. Identification of peers included consideration of comparable market capitalization, revenues, investigational and/or in-line portfolio, number of employees as well as stage and maturity of the peer company. Compensia prepared and the Compensation Committee reviewed, a range of market data reference points with respect to base salary, performance bonuses, target total cash compensation (base salary and the annual target performance bonus), equity compensation, and total direct compensation (target total cash compensation and equity compensation) with respect to each of the named executive officers.

Additionally, Compensia performed benchmarking analysis of actual 2023 executive compensation awarded as compared to the following peers: 2seventy bio, Arcus Biosciences, Day One Biopharmaceuticals, Deciphera Pharmaceuticals, Eagle Pharmaceuticals, Erasca, IDEAYA Biosciences, Inhibrx, iTeos Therapeutics, Karyopharm Therapeutics, Kura Oncology, RAPT Therapeutics, Rigel Pharmaceuticals, Syndax Pharmaceuticals, Tango Therapeutics, Verastem, Xencor and Y-mAbs Therapeutics. Changes in the peer group were driven by consideration of comparable market capitalization, as well the acquisition of several companies in the prior peer group. This benchmarking analysis found that overall target total direct compensation awarded in 2023 was at approximately the 15th percentile for our executive officers excluding the CEO and the 35th percentile for the CEO. This analysis of 2023 compensation and other research performed by Compensia is then used to inform the Compensation Committee’s determinations regarding executive compensation for 2024.

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

●	Company performance and existing business needs
●	Each named executive officer’s individual performance, scope of job function and the critical skill set of the named executive officer to the company’s future performance
●	The need to attract new talent to our executive team and retain existing talent in a highly competitive industry
●	A range of market data reference points, as described above under “Use of Competitive Market Compensation Data”
●	Recommendations from consultants on compensation policy determinations for the executive officer group

2023 Executive Compensation Summary

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

The 2023 base salaries for our named executive officers were as follows:

Executive	Base Salary	Percentage Increase in Base Salary from December 2022
Elizabeth Barrett	$799,367	4.00%
Mark P. Schoenberg, M.D.	$344,201	5.00%
Jason Smith	$459,680	4.00%

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

The table below sets forth the targets for our named executive officers for 2023, as provided for in their respective employment agreements. The target percentage is paid as a percentage of such executive officer’s base salary. For example, if 100% of the Company’s performance goals are achieved, this would yield our Chief Executive Officer, Elizabeth Barrett, a cash incentive award of 50% of her base salary.

Executive Officer	Target Percentage of Base Salary
Elizabeth Barrett	50%
Mark P. Schoenberg, M.D.	(1)
Jason Smith	50%

(1)	Dr. Schoenberg’s annual target bonus is $225,000. Dr. Schoenberg is eligible to receive up to 150% of the annual target bonus based upon the achievement of the Company’s corporate objectives.

In early 2023, the Compensation Committee finalized the corporate goals for the 2023 performance year as described below. Our objective corporate goals were designed to be challenging to achieve and are directly aligned with our specific strategic goals, including advancing our development programs, our research function, our clinical activities, commercialization activities and certain corporate and financial goals, which we believe will create value for shareholders. The maximum possible corporate achievement for 2023 was 170% of our 2023 corporate goals (up to 100% for the core goals and 70% for the stretch goal). In December 2023, the Compensation Committee and the Board evaluated the accomplishments and performance of the Company against such corporate goals, including progress towards the goal in making their recommendations for the ultimate funding levels, and the Board made the following determinations regarding corporate performance achieved against the pre-established performance goals.

Corporate Goal – Core	Weighting	Corporate Achievement
Achieve $80 million revenue target	40%	Achieved
On-track execution of Phase 3 UGN-102 pivotal study per regulatory plan, measured by: 1. Conduct Chemistry, Manufacturing and Controls meeting with FDA 2. Last patient, last visit complete 3. Finalize and release ATLAS data	30%	Achieved
Ensure cash runway to fund projected operations through December 2024	20%	Achieved
Execute a strategic partnership or business development deal (1)	10%	Achieved

Corporate Goal – Stretch	Weighting	Corporate Achievement
Exceed $80 million revenue target by 20%, 30%, 50%	10%, 10%, 10% (max 30%)	Not Achieved
Dose two combinations in High-Grade NMIBC	20%	Achieved
Execute business development deal over $100 million	20%	Not Achieved

(1)	The strategic partnership with medac GmbH was negotiated and considered finalized and complete by the end of December 2023, even though the agreement was not formally executed until January 2024.

In January 2024, the Board reviewed and approved corporate cash incentives as set forth in the table below. The Compensation Committee or Board may, in its sole discretion, eliminate any individual cash incentive or reduce or increase the amount of compensation payable with respect to any individual cash incentive.

	2023 Target Annual Cash Incentive		2023 Actual Annual Cash Incentive Paid
Named Executive Officer	% of Base Salary	$	% of Target Annual Cash Incentive	$
Elizabeth Barrett	50%	$399,684	120%	$497,620
Mark P. Schoenberg, M.D.	(1)	$225,000	120%	$270,000
Jason Smith	50%	$229,840	120%	$275,808

(1)	Dr. Schoenberg’s annual target bonus is $225,000. Dr. Schoenberg is eligible to receive up to 150% of the annual target bonus based upon the achievement of the Company’s corporate objectives.

Equity Awards

In 2023, the Compensation Committee approved the following grants of options to purchase our ordinary shares and restricted stock units to our named executive officers.

Executive	Share Option Grant (# shares)	Restricted stock units (# shares)	Performance Stock units (# shares)
Elizabeth Barrett	125,000	75,000	100,000
Mark P. Schoenberg	30,000	45,000	-
Jason Smith	40,000	30,000	-

All options and restricted stock units granted to our named executive officers above vest in equal annual installments over three years from the vesting commencement date. Performance stock units vest based on receipt of U.S. regulatory approval for our lead product candidate UGN-102. The annual equity grants to our named executive officers are evaluated and approved by the Compensation Committee in the context of each named executive officer’s total compensation and take into account the market data provided by compensation consultants in addition to the individual officer’s responsibilities and performance. The Compensation Committee also takes into account the recommendations of the Chief Executive Officer with respect to appropriate grants and any particular individual circumstances.

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

Below are descriptions of our employment agreements with our named executive officers. For a discussion of the severance payments and other benefits to be provided in connection with an involuntary termination of employment, including in connection with a change in control of the Company under the arrangements with our executive officers, please see “Severance and Change in Control Benefits” below.

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

Mark Schoenberg. On January 23, 2020, we entered into a new employment agreement with Dr. Schoenberg, which was amended in January 2021 to provide certain change in control benefits, as described in more detail below under “Severance and Change in Control Benefits”. Pursuant to the terms of the agreement and Dr. Schoenberg’s reduced-time status, Dr. Schoenberg received an annual base salary of $205,000 for a 50% full-time equivalent role and is eligible to receive an annual target cash bonus of $225,000 with a maximum of 150% of such target bonus, subject to achievement of Company goals and objectives.

On March 15, 2021, the Compensation Committee approved an increase in the reduced-time capacity under the employment agreement from a 50% full-time equivalent role to a 75% full-time equivalent role as of January 1, 2021 and on March 17, 2021 our Board endorsed and approved the increase to 75% full-time equivalent. Dr. Schoenberg’s employment agreement was further amended in April 2021 to reflect the changes approved by the Board, pursuant to which he is entitled to an annual base salary of $307,500 effective January 1, 2021 through February 28, 2021 and beginning on March 1, 2021 and thereafter an annual base salary of $316,725 for a 75% full-time equivalent role.

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

Severance and Change in Control Benefits

Our employment agreements with Ms. Barrett, Dr. Schoenberg and Mr. Smith provide that they are eligible for severance benefits upon certain involuntary terminations of employment, including in connection with a change in control, as described below.

Pursuant to their respective amended employment agreements, if the named executive officer is terminated by the Company without cause, by the named executive officer for good reason, or due to the named executive officer’s death or disability (in the case of Ms. Barrett and Mr. Smith), then the named executive officer will be entitled to the following severance benefits: (i) continuing base salary payments for 6 months (or 12 months in the case of Ms. Barrett and up to 12 months in the case of Dr. Schoenberg); (ii) a prorated target annual bonus for the year of termination (to the extent earned based on company performance and with any individual performance component deemed achieved); (iii) any unpaid annual bonus earned with respect to the year preceding termination; (iv) the accelerated vesting of restricted shares and options held by the named executive officer at the time of such termination (in the case of Ms. Barrett, the portion of the award otherwise scheduled to vest within the 12 month period following termination; in the case of Dr. Schoenberg, 50% of the then-unvested award shall be deemed immediately vested and exercisable as of the termination date; and in the case of Mr. Smith, vesting will be accelerated by one quarter, such that 8.33% of the then-unvested restricted shares and options will be deemed immediately vested and exercisable); and (v) COBRA payment reimbursement for up to 6 months for Mr. Smith, and 12 months in the case of Ms. Barrett following such termination.

If there is a change in control and the named executive officer is terminated without cause or resigns for good reason, in either case within three months prior to, or 24 months following the effective date of the change in control, all three named executive officers will be entitled to 100% vesting and exercisability of all of his or her Company equity awards or other equity interests that are outstanding and unvested as of the termination date, and Ms. Barrett and Mr. Smith will be entitled to the following severance benefits, in lieu of the corresponding severance benefits described above: (i) a lump sum payment equal to the sum of (1) 12 months (18 months in the case of Ms. Barrett) of his or her then-current annual base salary and (2) 100% of his or her current target annual bonus; and (ii) the amount of any COBRA premium payments made by the named executive officer during the 12 months (or 18 months in the case of Ms. Barrett) following such termination.

Payment of the severance benefits described in the preceding paragraphs is subject to the named executive officer signing and not revoking a separation agreement and release of claims in a form satisfactory to us.

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

Tax and Accounting Implications

Under Financial Accounting Standard Board ASC Topic 718 (“ASC Topic 718”), we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC Topic 718.

Under Section 162(m) of the Code, compensation paid to each of our “covered employees” that exceeds $1 million per taxable year is generally non-deductible. Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, it also looks at other factors in making its decisions and retains the flexibility to provide compensation for our named executive officers in a manner consistent with the goals of our executive compensation program and our best interests, and the best interests of our shareholders, which may include providing for compensation that is not deductible by us due to the deduction limit under Section 162(m) of the Code.

Clawbacks

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, certain covered officers, including the Chief Executive Officer and Chief Financial Officer, may be legally required to reimburse our Company for any cash bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002. We have adopted an incentive compensation recoupment policy to comply with Section 10D of the Exchange Act, Rule 10D-1 promulgated thereunder and Nasdaq Listing Rule 5608.

Risk Analysis of Our Compensation Policies and Practices

The Compensation Committee has reviewed the Company’s compensation policies and practices, in consultation with Compensia and outside Company counsel, to assess whether they encourage employees to take inappropriate risks. After reviewing and assessing the Company’s compensation philosophy, terms and practices, including the mix of fixed and variable, short and long-term incentives and overall pay, incentive plan structures, and the checks and balances built into, and oversight of, each plan and practice, the Compensation Committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our Company as a whole. The Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks; the mix of short-term compensation (in the form of salary and annual bonus, if any, which is based on a variety of performance factors), and long-term compensation (in the form of options to purchase our ordinary shares and restricted stock units) prevents undue focus on short-term results and helps align the interests of the Company’s executive officers with the interests of our shareholders.

2023 Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during the fiscal years ended December 31, 2023 and 2022 with respect to Ms. Barrett, Dr. Schoenberg, and Mr. Smith.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Elizabeth Barrett	2023	794,243	19,984	2,464,250	836,533	479,620	44,959	4,639,589
Chief Executive Officer	2022	764,290	—	—	753,195	307,449	45,626	1,870,560
Mark P. Schoenberg, M.D.	2023	341,469	26,250	519,950	200,768	270,000	2,113	1,360,550
Chief Medical Officer	2022	325,963	—	30,880	60,577	180,000	2,191	599,610
Jason Smith	2023	456,733	47,984	376,300	267,691	275,808	83,663	1,508,179
General Counsel and Chief Compliance Officer	2022	440,019	10,000	57,900	150,639	198,900	68,663	926,121

(1)
Represents discretionary bonuses paid to the named executive officer for the applicable year. Discretionary bonuses earned in 2023 were approved by the Board based on assessment of overall achievements in the business and individual performance, including the accomplishments noted in our 2023 corporate performance highlights, above.

(2)
Represents the aggregate grant-date fair value of the restricted stock units and performance stock units awarded to the Named Executive Officer for the applicable year, calculated in accordance with ASC Topic 718 and does not take into account estimated forfeitures, which value is based on the closing market price of our ordinary shares on the date of grant. The grant date fair value of the restricted stock units is based on the closing market price of the Company’s ordinary shares on the date of the grant and does not take into account estimated forfeitures. The grant date fair value and the maximum potential value of the performance stock units is based on the closing market price of our ordinary shares on the date of grant.

(3)
Represents the aggregate grant-date fair value of the stock options awarded to the named executive officer for the applicable year, calculated in accordance with ASC Topic 718, and does not take into account estimated forfeitures related to service-based conditions. The assumptions used in the calculation of these amounts are included in Note 16 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024.

(4)	For more information, see “Annual Performance Bonus” above.

(5)	The amounts reported in this column represent the value of company paid life insurance, company contribution to 401(k) plans and other company paid health, dental and disability insurance premiums.

2023 Outstanding Equity Awards at Fiscal Year End Table

The following table shows for the fiscal year ended December 31, 2023, certain information regarding outstanding equity awards at fiscal year-end for our named executive officers.

Name	Grant Date	Number of	Number of			Number	Market	Equity	Equity
		Securities	Securities			of Shares	Value of	Incentive	Incentive
		Underlying	Underlying	Option	Option	of Stock	Shares of	Plan	Plan
		Unexercised	Unexercised	Exercise	Expiration	that have	Stock that	Awards:	Awards:
		Options (#)	Options (#)	Price ($)	Date	not	have not	Number of	Market or
		Exercisable	Unexercisable	(2)		Vested (#)	Vested ($)	Unearned	Payout
		(1)					(3)	Shares, units or other rights that have not Vested (#)	Value of Unearned Shares, Units or Other Rights that have not Vested ($)(4)
Elizabeth Barrett	1/3/2019	277,432	—	47.57	1/3/2029	—	—
	1/31/2020	45,000	—	29.41	1/31/2030	—	—
	1/31/2021					13,334	200,010
	1/31/2021	100,000	50,000	22.07	1/31/2031	—	750,000
	1/31/2022	50,000	100,000	7.72	1/31/2032	—	1,500,000
	1/31/2023					75,000	1,125,000
	1/31/2023	—	125,000	10.39	1/31/2033	—	1,875,000
	9/7/2023							100,000	1,500,000
Mark P. Schoenberg, M.D.	12/7/2017	15,000	—	39.26	12/7/2027	—	—
	1/26/2019	7,500	—	42.50	1/26/2029	—	—
	1/31/2020	15,000	—	29.41	1/31/2030	—	—
	1/31/2021	14,000	7,000	22.07	1/31/2031	—	105,000
	1/31/2021					2,000	30,000
	1/31/2022	4,021	8,043	7.72	1/31/2032	—	120,645
	1/31/2022					2,667	40,005
	1/31/2023					10,000	150,000
	1/31/2023	—	30,000	10.39	1/31/2033	—	450,000
	6/8/2023					30,000	450,000
	9/7/2023					5,000	75,000
Jason Smith	10/1/2020 (5)	60,000	—	19.66	10/1/2030	—	—
	1/31/2021					834	12,510
	1/31/2021	5,333	2,667	22.07	1/31/2031	—	40,005
	6/5/2021	10,000	5,000	17.98	6/5/2031	—	75,000
	1/31/2022					5,000	75,000
	1/31/2022	10,000	20,000	7.72	1/31/2032	—	300,000
	1/31/2023					20,000	300,000
	1/31/2023	—	40,000	10.39	1/31/2033	—	600,000
	9/7/2023					10,000	150,000

(1)	Options granted to Ms. Barrett, Dr. Schoenberg, and Mr. Smith vest in equal annual installments over three years from the vesting commencement date.

(2)
Options to purchase our ordinary shares were granted with a per share exercise price equal to the fair market value of one ordinary share on the date of grant, as determined in good faith by our Board.

(3)	RSU grants with amounts that have not yet vested vest in equal annual installments over three years from the grant date. Market value is based on the Company's share price as of December 31, 2023.

(4)
Represents PSUs which vest upon the earlier of the receipt of U.S. regulatory approval for our lead product candidate UGN-102 in the three years following the grant or the occurrence of a change in control. Market value is based on the Company's share price as of December 31, 2023.

(5)	Awards granted to Mr. Smith in 2020 were granted as inducement awards under equity compensation plans not approved by security holders. All other equity awards were granted under our 2017 Plan.

Compensation Committee Interlocks and Insider Participation

None of our directors who serve as a member of our Compensation Committee is, or has at any time during the past year been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our Board or Compensation Committee.

DIRECTOR COMPENSATION

Non-Employee Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or was earned or awarded during the year ended December 31, 2023 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Arie Belldegrun, M.D., FACS (2)	200,000	142,184	342,184
Cynthia M. Butitta (3)	61,875	142,184	204,059
Fred E. Cohen, M.D. D.Phil (4)	51,576	142,184	193,760
Stuart Holden, M.D. (5)	59,348	142,184	201,532
Leana Wen, M.D., M.SC. (6)	52,228	142,184	194,412
Daniel G. Wildman (Wildman Ventures LLC) (7)	50,533	142,184	192,717
James A. Robinson, Jr. (8)	22,118	291,176	313,294

(1)
The amounts reported in this column do not reflect the amounts that may actually be received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of options to purchase our ordinary shares granted to our non-employee Directors during the fiscal year ended December 31, 2023, as computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 16 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024. As required by SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. Our non-employee directors who have received shares will only realize compensation with regard to these options to the extent the market price of our ordinary shares is greater than the exercise price of such options.

(2)	Aggregate number of option awards outstanding held by Dr. Belldegrun at December 31, 2023 was 72,500.

(3)	Aggregate number of option awards outstanding held by Ms. Butitta at December 31, 2023 was 102,500.

(4)	Aggregate number of option awards outstanding held by Dr. Cohen at December 31, 2023 was 77,500.

(5)	Aggregate number of option awards outstanding held by Dr. Holden at December 31, 2023 was 62,500.

(6)	Aggregate number of option awards outstanding held by Dr. Wen at December 31, 2023 was 10,833.

(7)	Aggregate number of option awards outstanding beneficially owned by Mr. Wildman at December 31, 2023 was 9,166.

(8)	Aggregate number of option awards outstanding held by Mr. Robinson at December 31, 2023 was 4,166.

The cash fees paid to or earned by our directors in 2023, as reflected in the table above, were paid pursuant to our director compensation policy in effect in 2023. Pursuant to this policy, directors received $40,000 for their service on the Board, except for our Chair, Dr. Belldegrun, who received $195,000 for his service as Chair of our Board. Members of the Compensation Committee, Nominating and Corporate Governance Committee, and the Compliance Committee, received an additional $5,000 per year, or $15,000 in the case of the committee Chair. Members of the Audit Committee received an additional $7,500 per year, or $20,000 in the case of the committee Chair.

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

Annual Board Service Retainer:

●	Chair of the Board: $195,000
●	All other eligible directors: $40,000
Annual Committee Member Service Retainer (in addition to Board Service Retainer):
●	Member of the Audit Committee: $7,500
●	Member of the Compensation Committee: $5,000
●	Member of the Nominating and Corporate Governance Committee: $5,000
●	Member of the Compliance Committee: $5,000
Annual Committee Chair Service Retainer (in addition to Committee Member Service Retainer):
●	Chair of the Audit Committee: $20,000
●	Chair of the Compensation Committee: $15,000
●	Chair of the Nominating and Corporate Governance Committee: $15,000
●	Chair of the Compliance Committee: $15,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance at December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,493,796	$25.98	819,351
Equity compensation plans not approved by security holders(1)	192,000(2)	$13.43	190,263
Total	2,685,796	$25.09	1,009,614

1.
In May 2019, we adopted the UroGen Pharma Ltd. 2019 Inducement Plan (the “Inducement Plan”) without the approval of our security holders. Under the Inducement Plan, the Company is authorized to issue up to 900,000 ordinary shares pursuant to awards issued under the Inducement Plan. In December 2021, the Board approved a 300,000 increase in the share reserve of the Inducement plan. Our Inducement Plan provides for the grant of nonstatutory stock options, restricted stock unit awards, and other awards. The only persons eligible to receive awards under our Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. In addition, awards granted under our Inducement Plan must be approved by either a majority of the Company’s “independent directors” (as such term is defined in Nasdaq Marketplace Rule 5605(a)(2)) or the Compensation Committee, provided such committee comprises solely independent directors. The terms of our Inducement Plan are otherwise substantially similar to our Amended 2017 Plan (including with respect to the treatment of awards upon corporate transactions involving us or certain changes in our capitalization).

2.
As of December 31, 2023, options to purchase 192,000 ordinary shares and restricted stock units covering 265,254 shares were outstanding under the Inducement Plan. All options granted under the Inducement Plan have a maximum term of ten years. The Inducement Plan, and awards thereunder, may be amended by the Board at any time or from time to time in accordance with the terms of the Inducement Plan and applicable law.

3.	The weighted average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information relating to the beneficial ownership of our ordinary shares as of March 31, 2024, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding ordinary shares;
●	each of our directors and each nominee for director;
●	each of our named executive officers; and
●	all of our current directors and executive officers as a group.

Beneficial ownership is based upon 36,127,687 ordinary shares issued and outstanding as of March 31, 2024 and determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated, we believe that the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. Ordinary shares issuable upon vesting of outstanding equity awards that are exercisable or subject to vesting within 60 days after March 31, 2024 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

Unless otherwise noted below, the address of each shareholder, director and executive officer is c/o UroGen Pharma Ltd., 400 Alexander Park Drive, 4th Floor, Princeton, New Jersey 08540.

Name of Beneficial Owner	Number	Percent
Greater than 5% Shareholders
RA Capital Management, L.P.. (1)	3,083,558	8.5%
Great Point Partners, LLC (2)	2,620,545	7.3%
Menora Mivtachim Holdings Ltd. (3)	2,303,031	6.4%
Directors and Named Executive Officers
Elizabeth Barrett (4)	941,040	2.6%
Mark P. Schoenberg, M.D. (5)	215,979	*
Jason Smith (6)	134,747	*
Arie Belldegrun M.D., FACS (7)	483,693	1.3%
Cynthia M. Butitta (8)	105,000	*
Fred E. Cohen, M.D. D.Phil. (9)	95,000	*
Stuart Holden, M.D. (10)	65,000	*
Leana Wen, M.D., M.SC. (11)	15,000	*
Daniel G. Wildman (12)	15,000	*
James A. Robinson Jr. (13)	10,000	*
All current directors and executive officers as a group (10 persons) (14)	2,139,710	5.7%

*         Indicates beneficial ownership of less than 1% of the total ordinary shares outstanding.

1)
Represents ordinary shares beneficially owned as of December 31, 2023, based on a Schedule 13G/A filed on February 14, 2024, by RA Capital Management, L.P. In such filing, RA Capital Management, L.P. lists its address as RA Capital Management, L.P., 200 Berkeley Street, 18th Floor, Boston MA 02116, and indicates that it has shared voting power with respect to 3,083,558 ordinary shares and shared dispositive power with respect to 3,083,558 ordinary shares.

2)
Represents ordinary shares beneficially owned as of December 31, 2023, based on a Schedule 13G/A filed on February 14, 2024, by Great Point Partners, LLC. In such filing, Great Point Partners, LLC lists its address as 165 Mason Street, 3rd Floor, Greenwich, CT 06830, and indicates that it has shared voting power with respect to 2,620,545 ordinary shares and shared dispositive power with respect to 2,620,545 ordinary shares.

3)
Represents ordinary shares beneficially owned as of December 31, 2023, based on a Schedule 13G/A filed on February 14, 2024, by Menora Mivtachim Holdings Ltd. In such filing, Menora Mivtachim Holdings Ltd. lists its address as Menora House, 23 Jabotinsky St., Ramat Gan 5251102, Israel, and indicates that it has shared voting power with respect to 2,303,031 ordinary shares and shared dispositive power with respect to 2,303,031 ordinary shares.

4)	Consists of 326,941 ordinary shares and 614,099 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2024.

5)	Consists of 26,585 ordinary shares and 32,666 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2024.

6)	Consists of 23,414 ordinary shares and 111,333 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2024.

7)	Consists of 408,693 ordinary shares and 75,000 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2024.

8)	Consists of 105,000 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2024.

9)
Consists of 15,000 ordinary shares and 80,000 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2024. Does not include ordinary shares beneficially owned as of July 26, 2023 based on a Schedule 13D filed on August 4, 2023 by Monograph Capital Partners I, L.P. In such filing, Monograph Capital Partners I, L.P. lists its address as  4001 Kennett Pike Suite 302, Wilmington, DE 19807, and indicates that it has shared voting power with respect to 1,572,327 ordinary shares and shared dispositive power with respect to 1,572,327 ordinary shares. Dr. Cohen is the Chair and Chief Investment Officer of Monograph.

10)	Consists of 65,000 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2024.

11)	Consists of 14,999 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2024.

12)	Consists of 15,000 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2024.

13)	Consists of 9,998 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2024.

14)
Includes the shares described in notes (4) through (13) and 59,251 ordinary shares (which includes 32,666 ordinary shares issuable upon the exercise of options or upon settlement of restricted stock units within 60 days of March 31, 2024) beneficially owned by an additional executive officer who is not named in the table above.

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

On July 26, 2023, we entered into a securities purchase agreement with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers 12,579,156 ordinary shares of the Company (“Shares”) (or in lieu of Shares, pre-funded warrants to purchase ordinary shares of the Company) at a purchase price of $9.54 per Share (or $9.539 for each ordinary share underlying a pre-funded warrant), in a private placement transaction (the “Private Placement”).

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Dr. Cohen, a director of the Company, purchased 1,572,327 Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen is the Chair and Chief Investment Officer of Monograph.

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

Employment Agreements

We have entered into an employment agreement with our named executive officers. For more information regarding these agreements, see “Executive Compensation”.

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

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee or, if Audit Committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, interests, direct and indirect, of the related persons, benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or other independent body of our Board, is required to take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;
●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

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

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2023 and 2022, by PwC.

	Year Ended December 31,
	2023	2022
	(in thousands)
Audit Fees(1)	$1,195	$1,155
Tax Fees(2)	80	73
All Other Fees(3)	1	1
	$1,276	$1,229

1)
For the years ended December 31, 2023 and 2022, the aggregate audit fees were for professional services rendered for audits, quarterly reviews of our consolidated financial statements, statutory financial statements and preparation of comfort letters.

2)	For the years ended December 31, 2023 and 2022, tax fees were tax transfer pricing services and tax consulting services.

3)	For the years ended December 31, 2023 and 2022, all other fees were for accounting research subscription services.

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

10.7
Amendment to Form of Restricted Stock Unit Grant Notice under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

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

10.12
Amendment to Form of Restricted Stock Unit Grant Notice under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

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

10.18*
Amended Restricted Stock Unit Grant Notice by and between the Registrant and Elizabeth Barrett, dated as of December 20, 2023 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

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

10.31†**
Amendment 2 to Manufacturing & Supply Agreement, dated as of December 28, 2023 by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

10.32†**
License and Supply Agreement, dated as of January 16, 2024, by and between UroGen Pharma Ltd. and Medac Gesellschaft für klinische Spezialpräparate m.b.H (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

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

10.35
Amended and Restated Loan Agreement, dated as of March 13, 2024, by and among UroGen Pharma, Inc., as the borrower, anda credit party, Urogen Pharma Ltd. as Parent, and a Credit Party, the other guarantors signatory hereto or otherwise party hereto from time to time as additional Credit Parties, BioPharma Credit PLC as collateral agent, BPCR Limited Partnership as a lender and BioPharma Credit Investments V (Master) LP as a lender (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023).

23.1
Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

24.1	Power of Attorney (see signature page to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1
Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

97
UroGen Pharma Ltd. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

101
The following financial information from the Annual Report on Form 10-K of UroGen Pharma Ltd. for the year ended December 31, 2023, formatted in Inline XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (previously filed as Exhibit 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE to the Registrant’s Annual Report on Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024)

104	The cover page to this Annual Report on Form 10-K/A has been formatted in Inline XBRL

*	Management contract or compensatory plan.
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

UROGEN PHARMA LTD.

April 29, 2024	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer