Form 10-Q
period 2024-03-31
UroGen Pharma Ltd.
filed 2024-05-13
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 36,130,121 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$131,439	$95,002
Marketable securities	32,606	41,966
Restricted cash	823	821
Accounts receivable	14,158	15,443
Inventories	7,243	5,673
Prepaid expenses and other current assets	10,491	10,281
Total current assets	196,760	169,186
Non-current assets:
Property and equipment, net	566	689
Restricted deposit	226	225
Right of use assets	1,443	1,671
Marketable securities	481	4,502
Other non-current assets	1,098	2,038
Total Assets	$200,574	$178,311
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$18,158	$16,538
Employee related accrued expenses	4,985	10,814
Other current liabilities	3,197	3,860
Total current liabilities:	26,340	31,212
Non-current liabilities:
Prepaid forward obligation	112,947	109,722
Long-term debt	97,590	98,551
Long-term lease liabilities	637	844
Uncertain tax positions liability	3,194	3,194
Total Liabilities	240,708	243,523
Commitments and Contingencies (Note 18)
Shareholders' Deficit:
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 36,127,687 and 32,490,119 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	99	89
Additional paid-in capital	671,438	614,035
Accumulated deficit	(711,634)	(679,348)
Accumulated other comprehensive loss	(37)	12
Total Shareholders' Deficit	(40,134)	(65,212)
Total Liabilities and Shareholders' Deficit	$200,574	$178,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$18,781	$17,192
Cost of revenue	1,728	2,265
Gross profit	17,053	14,927
Operating expenses:
Research and development expenses	15,494	12,498
Selling, general and administrative expenses	27,299	24,474
Operating loss	(25,740)	(22,045)
Financing on prepaid forward obligation	(5,660)	(5,224)
Interest expense on long-term debt	(2,447)	(3,553)
Interest and other income, net	1,615	630
Loss before income taxes	(32,232)	(30,192)
Income tax expense	(54)	(21)
Net Loss	$(32,286)	$(30,213)
Statements of Comprehensive Loss
Net loss	$(32,286)	$(30,213)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	(49)	62
Comprehensive Loss	$(32,335)	$(30,151)
Net loss per ordinary share - basic and diluted	$(0.97)	$(1.30)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	33,379,786	23,279,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	loss	Total
Balance as of January 1, 2024	32,490,119	$89	$614,035	$(679,348)	$12	$(65,212)
Changes During the Three Months Ended March 31, 2024
Exercise of options into ordinary shares	237,100	1	(1)			—
Share-based compensation			2,756			2,756
Issuance of ordinary share, net of issuance costs	3,400,468	9	54,648			54,657
Other comprehensive loss					(49)	(49)
Net loss				(32,286)		(32,286)
Balance as of March 31, 2024	36,127,687	$99	$671,438	$(711,634)	$(37)	$(40,134)

Balance as of January 1, 2023	23,129,953	$63	$487,787	$(577,104)	(107)	$(89,361)
Changes During the Three Months Ended March 31, 2023
Exercise of options into ordinary shares	310,568	1	671			672
Share-based compensation			2,286			2,286
Other comprehensive income					62	62
Net loss				(30,213)		(30,213)
Balance as of March 31, 2023	23,440,521	$64	$490,744	$(607,317)	$(45)	$(116,554)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(32,286)	$(30,213)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	123	217
Accrued financing on prepaid forward obligation	2,599	2,873
(Accretion) on marketable securities	(183)	(354)
Share-based compensation	2,756	2,286
Amortization of discount on long-term debt	(961)	404
Amortization of right of use assets	228	218
Changes in operating assets and liabilities:
Inventory	(1,570)	(1,140)
Accounts receivable	1,285	211
Prepaid expenses and other current assets	(210)	(1,045)
Other non-current assets	940	(421)
Accounts payable and accrued expenses	1,620	4,747
Employee related accrued expenses	(5,829)	(3,338)
Lease liabilities	(247)	(252)
Net cash used in operating activities	(31,735)	(25,807)
Cash Flows From Investing Activities
Purchases of marketable securities	—	(24,176)
Maturities of marketable securities	13,518	30,469
Purchases of property and equipment	—	(23)
Net cash (used in) provided by investing activities	13,518	6,270
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	—	671
Proceeds from ordinary share issuance, net of issuance costs	54,657	—
Net cash provided by financing activities	54,657	671
Increase (Decrease) in Cash and Cash Equivalents	36,440	(18,866)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	95,822	56,220
Cash, Cash Equivalents and Restricted Cash at End of Period	$132,262	$37,354
Supplemental Disclosures of Non-Cash Activities
Right of use assets obtained in exchange for new operating lease liabilities	$—	$95

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

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for fair statement of its financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2024.

The Company has experienced net losses since its inception and has an accumulated deficit of $711.6 million and $679.3 million as of March 31, 2024 and December 31, 2023, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan.

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

Based on the Company's cash, cash equivalents and marketable securities as of March 31, 2024, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. The Company will need to raise additional capital in the future. There can be no assurances that the Company will be able to secure such additional financing on terms that are satisfactory to the Company, in an amount sufficient to meet the Company's needs, or at all. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce the Company's product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $164.5 million as of March 31, 2024. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

Prepaid Forward Obligation

The Company is party to a transaction with RTW Investments (the “RTW Transaction”) in which the Company received funds to support the launch of Jelmyto and the development of UGN-102 in return for tiered, future cash payments based on net sales of Jelmyto and UGN-102, if approved by the FDA. The net proceeds received under the RTW Transaction were recognized as a long-term liability. The Company recognizes the current cash payable amounts under the arrangement within other current liabilities on the condensed consolidated balance sheets. The subsequent measurement for the liability follows the accounting principles defined in ASC Topic 835-30, “Imputation of Interest”. See Note 9 for further discussion related to the prepaid forward obligation.

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

SEC Climate Disclosures

In March 2024, the SEC issued its final climate disclosure rule, which requires certain disclosures relating to emissions and other climate-related topics. For smaller reporting companies, disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2027. Subsequently, in April 2024, the SEC issued an order staying implementation of the SEC Climate Disclosure Rules pending the resolution of certain challenges. The Company is currently evaluating the impact these rules will have on its consolidated financial statements and related disclosures.

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Accounts payable	$6,259	$6,514
Accrued sales reserves	5,240	4,391
Accrued clinical expenses	1,579	1,246
Accrued research and development expenses	1,029	1,049
Accrued selling, general and administrative expenses	3,763	2,752
Accrued other expenses	288	586
Total accounts payable and accrued expenses	$18,158	$16,538

Interest and Other Income, Net

Interest and other income, net consisted of the following for the three months ended  March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$1,798	$645
Other income (loss), net	(183)	(15)
Total interest and other income, net	$1,615	$630

Note 5 – Inventories

Inventories consisted of the following as of  March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials (1)	$4,381	$4,464
Finished goods	3,591	2,877
Total inventories	$7,972	$7,341

(1) $0.7 million and $1.7 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively. These raw materials are not expected to be manufactured and sold within the next 12 months. Changes in non-current assets are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of March 31, 2024 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	March 31,	Identical Assets	Inputs
	2024	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$18,598	$18,598	$—
Marketable securities
U.S. government	20,627	20,627	—
Corporate bonds	6,280	—	6,280
Commercial paper	4,182	—	4,182
Certificates of deposit	1,997	—	1,997
Total marketable securities	33,086	20,627	12,459
Total assets at fair value	$51,684	$39,225	$12,459

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

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of March 31, 2024 and December 31, 2023. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of March 31, 2024 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$18,598	$—	$—	$18,598
Marketable securities:
U.S. government	20,645	3	(21)	20,627
Corporate bonds	6,304	1	(25)	6,280
Commercial paper	4,181	1	—	4,182
Certificates of deposit	1,993	4	—	1,997
Total marketable securities	33,123	9	(46)	33,086
Total assets at fair value	$51,721	$9	$(46)	$51,684

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of March 31, 2024, the amortized cost of investments included an immaterial amount of accrued interest. As of March 31, 2024, marketable securities were in a net unrealized loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  March 31, 2024, the aggregate fair value of investments held by the Company in an unrealized loss position was $16.2 million which consisted of 20 securities. The unrealized loss was primarily driven by minor fluctuations in the fair value of corporate bonds and historically rising interest rates. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  March 31, 2024, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no allowance for credit losses were recognized in the period.

The Company’s investments as of March 31, 2024 mature at various dates through January 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Maturities within one year	$51,203	$51,670
Maturities after one year through three years	481	4,502
Total investments	$51,684	$56,172

Note 8 – Property and Equipment

Property and equipment, consists of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory equipment	$464	$464
Computer equipment and software	2,293	2,293
Furniture	612	612
Leasehold improvements	617	617
Manufacturing equipment	655	655
	4,641	4,641
Less: accumulated depreciation and amortization	(4,075)	(3,952)
Property and equipment, net	$566	$689

Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2024 and $0.2 million for the three months ended March 31, 2023.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the three months ended March 31, 2024 for annual net sales up to $200 million was 13.0%.

In addition, subject to FDA approval of UGN-102, UGN-103 and UGN-104, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of UGN-102, UGN-103 and UGN-104 in an amount equal to: (i) 2.5% of annual net sales up to $200 million, (ii) 1.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 0.5% of annual net sales for annual net sales above $300 million. If the Company does not receive FDA approval for UGN-102 by a specified date, the future cash payments to RTW with respect to aggregate worldwide annual net sales of Jelmyto across all Jelmyto annual net sales tiers will increase by 1.5%.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2023 and for the three months ended March 31, 2024, in thousands:

Carrying value of prepaid forward obligation as of December 31, 2022	$98,923
Financing on prepaid forward obligation	21,552
Amounts paid and payable (1)	(10,753)
Carrying value of prepaid forward obligation as of December 31, 2023	109,722
Financing on prepaid forward obligation	5,660
Amounts paid and payable (1)	(2,435)
Carrying value of prepaid forward obligation as of March 31, 2024	$112,947

(1) $2.4 million and $3.0 million of the Amounts paid and payable are included as current portion of the prepaid forward obligation within other current liabilities on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Note 10 – Long-Term Debt

On  March 7, 2022, the Company entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million was funded in  March 2022. The second tranche of $25 million was funded in  December 2022.

On June 29, 2023, the loan agreement with Pharmakon was amended to replace the benchmark governing the interest rate with a rate based on the secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York. Effective July 2023, the loan accrues interest using a benchmark rate of 3-month SOFR plus 8.25% plus an additional adjustment of 0.26161%.

On March 13, 2024, the Company entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million is required to be drawn by September 30, 2024, subject to customary bring down conditions and deliverables. The fourth tranche of $75.0 million will become available at the Company's option no later than August 29, 2025, subject to (i) having successfully drawn the immediately preceding $25.0 million tranche, (ii) receiving FDA approval of a new drug application (“NDA”) for UGN-102 no later than June 30, 2025 and (iii) the satisfaction of customary bring down conditions and deliverables. Under the amended and restated loan agreement, all outstanding loans with Pharmakon accrue interest using a benchmark rate of 3-month SOFR plus 7.25% plus an additional adjustment of 0.26161%. All outstanding principal will be required to be repaid in four equal quarterly installments commencing in the second quarter of 2026, with a one-year extension possible upon FDA approval of an NDA for UGN-102. All outstanding loans with Pharmakon can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums and make-whole amounts. The Company is not required to maintain any financial covenants.

The Company incurred financing expenses of $4.2 million related to the first and second tranches funded in 2022, which are recognized as a direct offset to the long-term debt on the Company's condensed consolidated balance sheets. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the condensed consolidated statements of operations as "Interest expense".

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Carrying value of Pharmakon loan as of December 31, 2022	$97,537
Interest expense	14,715
Amounts paid	(13,701)
Carrying value of Pharmakon loan as of December 31, 2023	98,551
Interest expense	2,447
Amounts paid	(3,408)
Carrying value of Pharmakon loan as of March 31, 2024	$97,590

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases as of March 31, 2024:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025. The Company's remaining contractual obligation under this lease is approximately $0.4 million as of March 31, 2024.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminated in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020 which continued until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The Company accounted for the sublease as an operating lease in accordance with ASC 842.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $1.1 million as of March 31, 2024.

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

The components of lease cost for the three months ended March 31, 2024 and 2022 were as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$225	$228
Sublease income	(42)	(56)
Variable lease cost	29	19
	$212	$191

The amounts recognized as of March 31, 2024 and  December 31, 2023 were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Right-of-use assets	$1,443	$1,671
Long-term lease liabilities	637	844
Other current liabilities	779	819

As of March 31, 2024, no impairment losses have been recognized.

Supplemental information related to leases for the three months ended  March 31, 2024 and 2023 is as follows (in thousands, except for lease terms and discount rate amounts):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	277	294
Right-of-use assets obtained in exchange for new operating lease liabilities	—	95
Weighted-average remaining lease term of operating leases (in years)	1.74	2.43
Weighted-average discount rate of operating leases	10.27%	10.12%

As of March 31, 2024, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2024	$658
2025	822
2026	58
Total future minimum lease payments	$1,538
Less: Interest	(122)
Present value of lease liabilities	$1,416

As of March 31, 2023, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2023	$877
2024	930
2025	816
2026	53
Total future minimum lease payments	$2,676
Less: Interest	(305)
Present value of lease liabilities	$2,371

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Jelmyto	$18,781	$17,192

Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug, which are estimated based on the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivable while other remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for period ended of March 31, 2024 (in thousands):

	Reserves related to government sponsored programs	Other reserves	Total accrued sales reserves
Balance as of December 31, 2023	$1,062	$4,909	$5,971
Accruals	1,927	2,638	4,565
Utilizations	(2,149)	(1,996)	(4,145)
Balance as of March 31, 2024	$840	$5,551	$6,391

Note 13 – License and Collaboration Agreements

Agenus Agreement

In November 2019, the Company entered into a license agreement with Agenus Inc. ("Agenus"), pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is a formulation of zalifrelimab administered using RTGel technology that is in Phase 1 clinical development for high-grade non-muscle invasive bladder cancer ("high-grade NMIBC").

Note 14 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of March 31, 2024 and December 31, 2023. The Company had 36.1 million and 32.5 million ordinary shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since its inception, the Board has not declared any dividends.

ATM Sales agreement

In December 2019, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company  may from time to time offer and sell the Company's ordinary shares having an aggregate offering price of up to $100.0 million.

In the three months ended March 31, 2024, the Company sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to the Company after deducting sales commissions to Cowen were approximately $54.7 million. The remaining capacity under the ATM Sales Agreement is approximately $27.3 million as of March 31, 2024. The shares will be offered and sold pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

Securities Purchase Agreement

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

Employees are typically granted stock options and/or RSUs, upon commencement of employment. Also, eligible employees may receive an annual grant of options, RSUs and/or PSUs. Non-employee members of the Board typically receive a grant of stock options upon initial appointment to the Board, and/or stock options annually. The term of any option granted under the Plans cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s ordinary shares on the grant date, and generally vest over a period of three years. If the individual possesses more than 10% of the combined voting power of all classes of equity of the Company, the exercise price shall not be less than 110% of the fair market value of an ordinary share on the date of grant.

The Company’s RSU and option grants provide for accelerated or continued vesting in certain circumstances as defined in the plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in a 33% increment upon the first anniversary of grant, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. Options generally vest in a 33% increment upon the first anniversary of the grant date, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. The Company also grants PSUs to certain employees. The PSU’s currently outstanding vest based on either the earlier of obtaining regulatory approval for the Company’s lead product candidate UGN-102 or the occurrence of a change in control, or for certain other awards, the achievement of the first commercial sale of UGN-102 in the United States following UGN-102's receipt of regulatory approval.

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

As of March 31, 2024, 4,171,525 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 385,469 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development expenses	$519	$525
Selling, general and administrative expenses	2,237	1,761
Total share-based compensation expense	$2,756	$2,286

The total unrecognized compensation cost of options and RSUs at March 31, 2024 is $21.0 million with a weighted average recognition period of 2.24 years.

Note 16 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of March 31, 2024, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2023, 2022 and 2021, and for the three months ended March 31, 2024. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $3.2 million as of March 31, 2024, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2024, the Company’s liability for uncertain tax positions includes $1.2 million of accrued interest and penalties.

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

Note 17 – Related Parties

There were no related party transactions for the three months ended March 31, 2024.

Note 18 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2024 and December 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

The Company received from Teva Pharmaceuticals, Inc. (“Teva”), a Paragraph IV Certification Notice Letter dated February 20, 2024, providing notification that Teva submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. On April 2, 2024, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiry of such patents. If the Company is unsuccessful in securing the requested court relief, Jelmyto may be subject to immediate competition from an FDA approved generic product after regulatory exclusivity for Jelmyto expires in April 2027.

Leases

See Note 11 for further discussion regarding lease commitments.

Note 19 – Subsequent Events

The Company has evaluated and determined there were no subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”), which was filed with the SEC on March 14, 2024. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, trends, seasonality, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

RTGel (or hydrogel) is a novel proprietary polymeric biocompatible, reverse thermal gelation hydrogel technology, which, unlike the general characteristics of most forms of matter, is liquid at lower temperatures and converts into gel form when warmed to body temperature. We believe that these characteristics promote ease of delivery into and retention of drugs in body cavities, including the bladder and the upper urinary tract, forming a transient reservoir of drug that dissolves over time while preventing rapid excretion, providing for increased dwell time. RTGel leverages the physiologic flow of urine to provide a natural exit from the body.

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

Jelmyto

On April 15, 2020, the U.S. Food and Drug Administration ("FDA") approved our NDA for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto expired on April 15, 2023, however, Orphan Drug exclusivity extends until April 15, 2027. Additionally, the main patents that protect Jelmyto in the United States are set to expire in January 2031. These patents were listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, ureters and kidneys. In the United States, there are approximately 6,000 - 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. Prior to Jelmyto, the standard of care included endoscopic resection(s) and radical nephroureterectomy, the latter involving the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery. We are focused on changing the way urothelial cancers are treated, an area in which there has been no significant advancements in recent years. Jelmyto is the first drug therapy of its kind, providing an alternative to endoscopic resection(s) and/or radical nephroureterectomy.

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

In 2024, we released data from a post-hoc analysis of the OLYMPUS trial assessing the long-term effects in treating low grade-UTUC with Jelmyto. Of the 71 patients who enrolled in OLYMPUS, 41 achieved a CR and their health outcomes were tracked for up to 12 months. 20 of these patients remaining in CR enrolled in a 5-year rollover study. All 41 patients with an initial CR indicated a promising median duration of response of 47.8 months, based on a median follow-up of 28.1 months. In the 5-year rollover trial, 75% (N=15) showed no disease recurrence, indicating potential for extended disease-free periods.

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

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement, meeting multiple times with payors. Medicare patients with supplemental coverage are covered and the vast majority of commercial plans have policies in place, in whole covering over 150 million lives. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration seamless for practitioners and patients, including entering into agreements with various national, regional and local specialty pharmacies under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture. In September 2022, the FDA authorized an extension of the in-use period for the Jelmyto admixture from eight hours to 96 hours (four days) following reconstitution of the product, adding convenience and flexibility in managing patient care.

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

UGN-102 is administered locally using the standard practice of intravesical instillation directly into the bladder via a catheter. The instillation into the bladder is expected to take place in a physician’s office as a non-operative outpatient treatment, in comparison with trans-urethral resection of bladder tumor ("TURBT") or similar surgical procedures, which are operations often conducted under general anesthesia and may require an overnight stay. Complete surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by reducing the need for surgery, patients may avoid potential complications associated with surgery and anesthesia.

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

On July 27, 2023, we announced topline data from our Phase 3 trials, ATLAS and ENVISION. In the ATLAS trial, UGN-102 met its primary endpoint of disease-free survival, reducing risk of recurrence, progression, or death by 55%. Results of the ATLAS trial also showed a 64.8% CR rate at three months for patients who only received UGN-102, compared to a 63.6% CR rate at three months for patients who only received a TURBT. The ENVISION trial met its primary endpoint by demonstrating that patients treated with UGN-102 had a 79.2% rate of CR at three-months following the initial treatment. Additional data evaluating the secondary endpoint of duration of response from ENVISION is anticipated in the second quarter of 2024. In both trials, the safety profile of UGN-102 was acceptable, with a safety profile comparable to that observed in previous clinical trials of UGN-102.

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

In October 2023 we announced our agreement with the FDA on plans for submission of an NDA for UGN-102 (mitomycin) for intravesical solution. The FDA indicated that the current clinical development plan for UGN-102, which includes evaluation of duration of CR at 12 months from the pivotal ENVISION trial, will support submission of an NDA for the treatment of low-grade intermediate risk NMIBC. The FDA indicated that it may seek the advice of the Oncology Drug Advisory Committee as part of the NDA review process. The FDA also agreed that the UGN-102 NDA can utilize a rolling review, allowing for early submission of the Chemistry, Manufacturing and Controls ("CMC") sections of the NDA, which we submitted in January 2024. Based on our agreement with the FDA, we expect to complete the submission of the rolling NDA for UGN-102 in the third quarter of 2024.

UGN-103 (mitomycin) for intravesical solution and UGN-104 (mitomycin) for pyelocalyceal solution

In January 2024 we entered into a licensing and supply agreement with medac Gesellschaft für klinische Spezialpräparate m.b.H. (“medac”) to develop UGN-103 and UGN-104 which are intended to be a next-generation formulation of UGN-102 and Jelmyto, respectively, that combine medac’s proprietary 80 mg mitomycin formulation with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience. We are preparing to initiate clinical endpoint studies to support NDAs for UGN-103 and UGN-104 in low-grade intermediate risk NMIBC and low grade-UTUC, respectively. In April, we announced that the FDA has accepted our Investigational New Drug Application ("IND") for UGN-103. We anticipate dosing patients in the planned Phase 3 trial of UGN-103 by the end of this year and initiating a Phase 3 trial of UGN-104 shortly thereafter.

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

The first combination we are investigating clinically involves the sequential use of UGN-201 (imiquimod), a toll like receptor 7 ("TLR 7") agonist, and UGN-301 in high-grade NMIBC. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. The second combination we are investigating clinically involves the sequential administration of gemcitabine and UGN-301 to the bladder in high-grade NMIBC. Gemcitabine is a chemotherapy that is used intravesically to treat high grade NMIBC where it is administered as a liquid formulation. We believe these two combinations could elicit both an innate and adaptive immune response, which may translate into a long-lasting acquired immune response, and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapy. We believe that these combinations make local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

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

Components of Operating Results

Revenue

During the three months ended March 31, 2024 and March 31, 2023 we recognized $18.8 million and $17.2 million of revenue, respectively from sales of our product, Jelmyto.

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

The following table provides a breakout of expenses by major cost type:

	Three Months Ended March 31,
(in thousands)	2024	2023
Personnel, facility and equipment, and other overhead costs	$4,190	$4,386
Clinical and other development costs	11,304	8,112
Total	$15,494	$12,498

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

Selling and Marketing Expenses

To date, selling and marketing expenses consist primarily of commercial personnel costs (including share-based compensation) along with commercialization activities related to Jelmyto and pre-commercialization activities related to UGN-102.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Revenue	$18,781	$17,192	$1,589
Cost of revenue	1,728	2,265	(537)
Gross profit	17,053	14,927	2,126
Operating expenses:
Research and development	15,494	12,498	2,996
Selling and marketing	17,100	14,143	2,957
General and administrative	10,199	10,331	(132)
Total operating expenses	42,793	36,972	5,821
Operating loss	(25,740)	(22,045)	(3,695)
Financing on prepaid forward obligation	(5,660)	(5,224)	(436)
Interest expense on long-term debt	(2,447)	(3,553)	1,106
Interest and other income, net	1,615	630	985
Loss before income taxes	(32,232)	(30,192)	(2,040)
Income tax expense	(54)	(21)	(33)
Net loss	$(32,286)	$(30,213)	$(2,073)

Revenue

Revenue was $18.8 million and $17.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase in revenue of $1.6 million primarily reflects the increased volume of sales of Jelmyto.

Cost of Revenue

Cost of revenue was $1.7 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively. The overall decrease of $0.6 million is primarily attributable to certain nonrecurring payments made in connection with our supply arrangement in the prior year, decrease in mixing fees, lower manufacturing costs, and decrease in the Jelmyto unit cost.

Research and Development Expenses

Research and development expenses were $15.5 million and $12.5 million for the three months ended March 31, 2024 and 2023, respectively. The overall increase of $3.0 million is primarily attributable to higher manufacturing costs and regulatory related expenses in connection with UGN-102 as well as research and development expenses in connection with our initiation of a Phase 3 study for UGN-103, partially offset by lower UGN-102 clinical trial costs.

Selling and Marketing Expenses

Selling and marketing expenses were $17.1 million and $14.1 million for the three months ended March 31, 2024 and 2023, respectively. The increase in selling and marketing expenses of $3.0 million is primarily attributable to UGN-102 brand marketing costs as well as an increase in overall commercial operation costs including meetings, conferences, trainings and software costs.

General and Administrative Expenses

General and administrative expenses were $10.2 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively. General and administrative expenses in the three months ended March 31, 2024 reflect lower expenses related to legal and compliance activities, offset by higher advisory and ongoing managed services related to medical affairs.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $5.7 million and $5.2 million for the three months ended March 31, 2024 and 2023, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The increase in financing on prepaid forward obligation of $0.5 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $2.4 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily attributed to the decrease in the margin interest rate and the related impact to amortization of the discount on the Pharmakon loan as a result of the amended and restated loan agreement in March 2024.

Interest and Other Income, Net

Interest and other income, net was $1.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. The increase in interest and other income, net was primarily due to higher cash and investment balance earning interest and changes in the overall interest rate environment.

Liquidity and Capital Resources

As of March 31, 2024, we had $164.5 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through March 31, 2024, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon.

ATM Sales Agreement

In December 2019, we entered into the ATM Sales Agreement with Cowen pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million.

In the first quarter of 2024, we sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to the Company after deducting sales commissions to Cowen were approximately $54.7 million. The remaining capacity under the ATM Sales Agreement is approximately $27.3 million as of March 31, 2024. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

Prepaid Forward Agreement

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

Pharmakon Loan Agreement

On March 7, 2022, we entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million is required to be drawn by September 30, 2024, subject to customary bring down conditions and deliverables. The fourth tranche of $75.0 million will become available at our option no later than August 29, 2025, subject to (i) having successfully drawn the immediately preceding $25.0 million tranche, (ii) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (iii) the satisfaction of customary bring down conditions and deliverables.

Securities Purchase Agreement

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

We have incurred losses since our inception and negative cash flows from our operations, and as of March 31, 2024 we had an accumulated deficit of $711.6 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to raise additional capital to fund our operations, produce cash inflows from Jelmyto product sales and develop UGN-102. Based on our cash, cash equivalents and marketable securities as of March 31, 2024, together with management’s cash flow projections, we believe we have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report. We will need to raise additional capital in the future. There can be no assurances that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all.  In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

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

We may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of any additional securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants that further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the terms of the Forward Contract with RTW and the loan agreement with Pharmakon limit our ability to take certain actions, including incurring additional indebtedness.

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

In April 2018, we entered into a new lease agreement for an office in Los Angeles, CA. The lease commencement date was July 10, 2018 and terminated in March 2024. In November 2019, we subleased our offices in Los Angeles, CA. The lease commencement date was January 1, 2020 which continued until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019.

Also, in November 2019, we entered into a new lease agreement, dated effective October 31, 2019, for an office in Princeton, NJ. The lease commencement date was November 29, 2019 and the lease term is 38 months. In June 2022, we signed an amendment to our November 2019 lease agreement to extend the term for an additional three years through January 31, 2026.

The total obligation for future minimum lease payments under our operating leases is $1.5 million as of March 31, 2024. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

On March 7, 2022, we entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million is required to be drawn by September 30, 2024, subject to customary bring down conditions and deliverables. The fourth tranche of $75.0 million will become available at our option no later than August 29, 2025, subject to (i) having successfully drawn the immediately preceding $25.0 million tranche, (ii) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (iii) the satisfaction of customary bring down conditions and deliverables.

All outstanding loans with Pharmakon accrue interest using a benchmark rate of 3-month SOFR plus 7.25% plus an additional adjustment of 0.26161%. All outstanding principal will be required to be repaid in four equal quarterly installments commencing in the second quarter of 2026, with a one-year extension possible upon FDA approval of an NDA for UGN-102. All outstanding loans with Pharmakon can be prepaid in whole at our discretion, at any time, subject to prepayment premiums and make-whole amounts.

The obligations of UroGen Pharma, Inc., as the borrower under the loan agreement (the "Borrower") are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other guarantor parties thereto and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(31,735)	$(25,807)
Investing activities	13,518	6,270
Financing activities	54,657	671
Net change in cash and cash equivalents	$36,440	$(18,866)

Operating Activities

Net cash used in operating activities was $31.7 million during the three months ended March 31, 2024, compared to $25.8 million during the three months ended March 31, 2023. The $5.9 million increase was attributable primarily to higher net loss driven by increased operating expenses such as regulatory and brand marketing costs related to UGN-102, as well as timing of certain accruals and higher personnel related spend.

Investing Activities

Net cash provided by investing activities was $13.5 million during the three months ended March 31, 2024, compared to net cash provided by investing activities of $6.3 million during the three months ended March 31, 2023. The net change of $7.2 million is attributable primarily to less reinvestment of marketable securities in 2024 as compared to 2023.

Financing Activities

Net cash provided by financing activities was $54.7 million during the three months ended March 31, 2024, compared to $0.7 million during the three months ended March 31, 2023. The increase of $54.0 million is attributable primarily to proceeds from the issuance of ordinary shares under the ATM Sales Agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of March 31, 2024, we had $164.5 million in cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on March 31, 2024, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024 or 2023.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2023 by a total of 2.4%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the three months ended March 31, 2024, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings.

On April 2, 2024, UroGen Pharma Ltd. filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing market entry of a generic product from Teva prior to the expiry of such patents. Both patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for Jelmyto. The lawsuit follows an Abbreviated New Drug Application filed by Teva Pharmaceuticals, Inc., which seeks authorization from the FDA to manufacture, use or sell a generic version of mitomycin for pyelocalyceal solution, 40 mg/vial in the United States before the expiry of the two patents referenced above.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Other than as set forth above, we are not currently a party to any material legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

•	UGN-102 secondary outcome measures in the ongoing Phase 3 ENVISION trial may be insufficient to support regulatory approval.

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

•	Our indebtedness resulting from our loan agreement with Pharmakon could adversely affect our financial condition or restrict our future operations.

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

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report, before deciding whether to purchase, hold or sell our ordinary shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report and this Quarterly Report, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 1A, “Risk Factors.” We have marked with an asterisk (*) those risk factors that did not appear as risk factors in, or contain changes to the similarly titled risk factors included in, Item 1A of our Annual Report. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our ordinary shares would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $102.2 million for the year ended December 31, 2023 and a net loss of $32.3 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $711.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We will require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of March 31, 2024, we had cash and cash equivalents and marketable securities of $164.5 million. To fund our operations and develop our product candidates and commercialize Jelmyto, we have relied primarily on equity and debt financings and, following the launch of Jelmyto in June 2020, revenue generated from sales of Jelmyto.

In December 2019, we entered into the ATM Sales Agreement with Cowen pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. As of March 31, 2024, $27.3 million remain available for sale under the ATM Sales Agreement.

In March 2021, we announced the RTW Transaction with RTW totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved.

On March 7, 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower (the "Borrower"), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ("Guarantors" and, collectively with UroGen Pharma Ltd. and Borrower, "Credit Parties"), entered into a loan agreement with funds managed by Pharmakon, including BPCR Limited Partnership (as a "Lender"), BioPharma Credit Investments V (Master) LP (as a "Lender"), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make term loans to the Borrower in an aggregate principal amount of up to $100.0 million (the “Initial Term Loans”) to be funded in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million is required to be drawn by September 30, 2024, subject to customary bring down conditions and deliverables. The fourth tranche of $75.0 million will become available at our option no later than August 29, 2025, subject to (i) having successfully drawn the immediately preceding $25.0 million tranche, (ii) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (iii) the satisfaction of customary bring down conditions and deliverables.

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

Our indebtedness resulting from our loan agreement with Pharmakon could adversely affect our financial condition or restrict our future operations.*

In March 2022, we entered into a loan agreement with Pharmakon pursuant to which the Lenders funded the Initial Term Loans to the Borrower in an aggregate principal amount of $100.0 million in two tranches. In March of 2024, we amended and restated the loan agreement, pursuant to which the Lenders agreed to make additional term loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches. We are required to draw the third tranche of $25.0 million by September 30, 2024. The fourth tranche of $75.0 million will become available at our option no later than August 29, 2025, subject to (i) having successfully drawn the immediately preceding $25.0 million tranche, (ii) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (iii) the satisfaction of customary bring down conditions and deliverables. There is no assurance that the additional term loans will be funded as expected or at all.

The obligations of the Borrower under the loan agreement with Pharmakon are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other Guarantor and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

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

In March 2021, we entered into a Prepaid Forward Contract (the “Forward Contract”) with RTW, pursuant to which we are obligated to make tiered cash payments to RTW, based on the worldwide annual net product sales of Jelmyto and, subject to FDA approval of UGN-102, UGN-103 and UGN-104 (together, the “Products”), subject to an aggregate revenue cap of $300.0 million.

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

Risks Related to Our Business and Strategy

We are highly dependent on the successful commercialization of our only approved product, Jelmyto.*

Jelmyto is our first product, which we commercially launched in the United States in June 2020. We have not commercialized any other product candidates. We have invested significant efforts and financial resources in the research and development of Jelmyto. We are focusing a significant portion of our activities and resources on Jelmyto, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Jelmyto in the United States.

Successful commercialization of Jelmyto is subject to many risks. We initiated our commercial launch of Jelmyto in June 2020, and prior to that, we had never, as an organization, launched or commercialized any product. There is no guarantee that our commercialization efforts will be successful, or that we will be able to successfully launch and commercialize any other product candidates that receive regulatory approval. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established our commercial team and have hired our U.S. sales force, we will need to maintain, further train and develop our team in order to be prepared to successfully coordinate the ongoing commercialization of Jelmyto. Even if we are successful in maintaining and further developing our commercial team, there are many factors that could cause the commercialization of Jelmyto to be unsuccessful, including a number of factors that are outside of our control. We must also properly educate physicians and nurses on the skillful preparation and administration of Jelmyto, and develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

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

Jelmyto has only been studied in a limited number of patients and in limited populations. Jelmyto is now available to a much larger number of patients and to a broader population, and we do not know whether the results of Jelmyto use in this larger number of patients and broader populations will be consistent with the results from our clinical studies.*

Jelmyto has been administered only to a limited number of patients and in limited populations in clinical studies, including our positive pivotal Phase 3 OLYMPUS clinical trial for the treatment of adult patients with low-grade UTUC. While the FDA granted approval of Jelmyto based on the data included in the NDA including data from the Phase 3 OLYMPUS clinical trial, and we have subsequently presented new long-term data from OLYMPUS trial, we do not know whether the results when a larger number of patients and a broader population are exposed to Jelmyto, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of Jelmyto that served as the basis for the approval of Jelmyto. New data relating to Jelmyto, including from spontaneous adverse event reports and post-marketing studies in the United States, other ongoing clinical studies and the ongoing uTRACT Jelmyto Registry to evaluate real world experience and outcomes of patients with UTUC treated with Jelmyto in the United States may result in changes to the product label and may adversely affect sales, or result in withdrawal of Jelmyto from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Jelmyto will be harmed.*

Our sales force has only promoted Jelmyto since its launch in June 2020. In addition, Jelmyto is the first drug approved by the FDA for the treatment of low-grade UTUC. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing Jelmyto for the treatment of low-grade UTUC to physicians and nurses. In addition, we must train our sales force to ensure that a consistent and appropriate message about Jelmyto is being delivered to our customers. We generally manage and deploy our sales force by geographic coverage across the United States. Lack of coverage due to turnover of personnel, and/or inability to identify and integrate additional personnel would have a negative impact on our ability to engage with physicians and other stakeholders. If we are unable to effectively train, deploy and retain our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate customers about the benefits and risks of Jelmyto and its proper administration, our efforts to successfully commercialize Jelmyto could be put in jeopardy, which would negatively impact our ability to generate product revenues.

There can be no assurance that our sales force will continue to have in-person access to physicians as a result of pandemics, epidemics or public health emergencies, or that digital materials and virtual engagement will be effective at growing and sustaining prescription levels of Jelmyto. Disruptions in the prescription volume of Jelmyto could also occur:

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AADi, LLC, Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., enGene Holdings, Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, Janssen, Merck Sharp & Dohme Corp, Pfizer, Prokarium, Protara Therapeutics, Roche, Samyang Biopharma, Steba Biotech Ltd., SURGE Therapeutics, Viralytics Limited and Vyriad. We are aware that Ferring Pharmacuticals began production of Adstiladrin, approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC, in the second half of 2023. We are also aware there are companies among this list conducting clinical trials in various phases in the same indications in which we are developing products. In addition, we received from Teva a Paragraph IV Certification Notice Letter in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. See Part II, Item 1. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto, Jelmyto may be subject to immediate competition from FDA approved generic entrants after orphan drug exclusivity for Jelmyto expires in April 2027.

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

Our ability to market Jelmyto and any of our product candidates that receive marketing approval is and will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.*

Jelmyto is indicated for adult patients with low-grade UTUC. We are currently developing UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301 for the treatment of various forms of urothelial cancer. The FDA and other applicable regulatory agencies will restrict our ability to market or advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop and, if approved, promote and commercialize new treatment indications for our products in the future, but we cannot predict when or if we will receive the regulatory approvals required to do so. Failure to receive such approvals will prevent us from promoting or commercializing new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;

•	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

•	the FDA’s acceptance of the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is sufficient for approval;

•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP;

•	the FDA’s acceptance of the manufacturing processes or facilities of third-party manufacturers with which we contract;

•	our ability to secure supplies for our product candidates to support clinical trials and commercial use;

•	our ability to manufacture or secure active ingredient, RTGel hydrogel, and finished product from third-party suppliers for product candidates, including UGN-102, UGN-103 and UGN-104, if approved;

•	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to our product candidates;

•	the extent to which the costs of our products, once approved, are covered and reimbursed by third-party payors, including the availability of a physician reimbursement code for our treatments, and patients’ willingness to pay for our products; and

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

UGN-102 secondary outcome measures in the ongoing Phase 3 ENVISION trial may be insufficient to support regulatory approval.*

On July 27, 2023, we announced that UGN-102 met its primary endpoints in the Phase 3 ATLAS and ENVISION trials. Additional data evaluating the secondary endpoint of duration of response from ENVISION are anticipated in 2024. If ENVISION trial secondary outcome measures are not sufficient to satisfy the regulatory threshold for approval, or we receive other data that negatively impacts the efficacy and safety profile of UGN-102, then our ability to seek and potentially obtain regulatory approval of UGN-102 may be adversely affected.

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

We have not yet completed submission of our NDA for UGN-102 or the other product candidates in our pipeline, and we may be delayed in obtaining or failing to obtain such regulatory approvals and to commercialize our product candidates.*

The process of developing, obtaining regulatory approval for and commercializing our product candidates is long, complex, costly and uncertain, and delays or failure can occur at any stage. The research, testing, manufacturing, labeling, marketing, sale and distribution of drugs are subject to extensive and rigorous regulation by the FDA and foreign regulatory agencies, as applicable. These regulations are agency-specific and differ by jurisdiction. We are not permitted to market any product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory agencies in such countries. To gain approval of an NDA or other equivalent regulatory approval, we must provide the FDA or relevant foreign regulatory authority with nonclinical and clinical data that demonstrates the safety and efficacy of the product for the intended indication.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102, UGN-103, UGN-104, and UGN-201, if approved, as well as UGN-301 if approved as a monotherapy or for any approved product that includes UGN-301. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-103, UGN-104, UGN-201 or UGN-301 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301 for our nonclinical studies and clinical trials, and expect to rely on third party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd, as our single-source supplier of mitomycin active pharmaceutical ingredient ("API") for Jelmyto and UGN-102. We currently rely on Cenexi-Laboratories Thissen s.a. for the mitomycin contained in Jelmyto and UGN-102. We depend on Isotopia Molecular Imaging Ltd. as our single contracted suppliers for the hydrogel contained in Jelmyto and UGN-102. We also currently depend on a single source supplier for imiquimod for UGN-201 and zalifrelimab for UGN-301. We have entered into a supply agreement with medac, and pending successful completion of development we will depend on medac as our supplier for the mitomycin contained in UGN-103 and UGN-104. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and the development of UGN-102. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of March 31, 2024, we had 204 employees, of whom 40 are based in Israel and 164 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, this could result in adverse consequences resulting from such compromise including but not limited to regulatory investigations or actions; litigation; fines and penalties; a material disruption of our drug development program; compromise sensitive information related to our business; harm our reputation; triggering our breach notification obligations; prevent us from accessing critical information; disruptions of our business operations; loss of revenue or profits; loss of customers or sales and expose us to liability or other adverse effects to our business.*

In the ordinary course of our business, we, and the third parties upon which we rely, process proprietary, confidential and sensitive information, including personal data (such as health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties (collectively, sensitive information).

We, our CROs and other contractors, consultants, third-party vendors, and other third parties with whom we work, depend on information technology, telecommunication systems and data processing for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats.

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

We rely on third-parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work), but we may be unable to detect and remediate all vulnerabilities on a timely basis in our information technology systems because such threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Therefore, such vulnerabilities could be exploited and result in a security incident, which may not be detected until after the incident has occurred.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees', personnel’s, or vendors' use of generative AI technologies.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Additionally, applicable data privacy and security obligations and public company disclosure obligations may require us to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. For example, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business. In addition, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. If the information technology systems of our third-party vendors and other contractors become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. In addition, whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor, customer or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, in-licensed patents, pending patent applications, trade secrets and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently own, co-own or exclusively license 25 patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, as well as UGN-103 and UGN-104, a proprietary RTGel technology, local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, the use of UGN-201 and UGN-301, and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 43 granted patents worldwide, and more than 45 pending patent applications filed in the U.S., Europe, Israel, Japan, Canada, China, Mexico and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2043.

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

We may receive only limited protection, or no protection, from our issued patents and patent applications.*

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. We received a Paragraph IV Certification Notice Letter from Teva in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. See Part II, Item 1. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto, Jelmyto will be subject to immediate competition from generic entrants after regulatory exclusivity expires in April 2027. Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property rights or the patents of our licensors, which could be expensive and time consuming.*

Third parties may infringe or misappropriate our intellectual property, including our existing patents, patents that may issue to us in the future, or the patents of our licensors to which we have a license. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. Further, we may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Drug manufacturers may develop, seek approval for, and launch generic versions of our products. For example, we received a Paragraph IV Certification Notice Letter from Teva in February 2024, providing notification to us that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Jelmyto. See Part II, Item 1. “Legal Proceedings” for additional discussion.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, and the Consolidated Appropriations Act of 2023, will stay in effect until 2032, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, effective January 1, 2024.

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

We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, self-regulatory schemes, government regulation, policies, standards, and other obligations related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; or otherwise adversely affect our business.*

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets (collectively, "sensitive information"). Our data processing activities are subject to numerous data privacy and security obligations, such as domestic and foreign laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy, data protection, and data security.

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further described above, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (collectively “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered at the federal, state, and local levels and we expect more states to pass similar laws in the future. Furthermore, we may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

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

Moreover, in the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. The United States is also increasingly scrutinizing certain data transfers and may also impose certain data localization requirements, particularly if we transfer personal data to, or process personal data of residents of, high risk or sanctioned jurisdictions.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. As of March 31, 2024, $27.3 million remain available for sale under the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of March 31, 2024, we had 40 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Since October 7, 2023, the Israeli Defense Force has called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of March 31, 2024, we had 204 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On March 15, 2024, our Chief Medical Officer, Mark Schoenberg, terminated the trading plan previously entered into on December 26, 2023, to sell up to 30,000 ordinary shares. This plan was intended to satisfy the affirmative defense conditions of Rule 10b5- 1(c) under the Exchange Act.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

4.1	Form of July 2023 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on July 27, 2023).

10.1	Amendment to Form of Performance-Based Restricted Stock Unit Grant Notice under the UroGen Pharma Ltd. 2017 Equity Incentive Plan.

10.2	Form of Performance Stock Award Grant Notice and Performance Stock Award Agreement under the UroGen Pharma Ltd. Israeli Sub-Plan to 2017 Equity Incentive Plan.

10.3†**	License and Supply Agreement, dated as of January 16, 2024, by and between UroGen Pharma Ltd. and Medac Gesellschaft für klinische Spezialpräparate m.b.H. (incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

10.4	Amended and Restated Loan Agreement, dated as of March 13, 2024, by and among UroGen Pharma, Inc., as the borrower, and a credit party, Urogen Pharma Ltd. as Parent, and a Credit Party, the other guarantors signatory hereto or otherwise party hereto from time to time as additional Credit Parties, BioPharma Credit PLC as collateral agent, BPCR Limited Partnership as a lender and BioPharma Credit Investments V (Master) LP as a lender (incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K (File No. 001-38079), filed with the SEC on March 14, 2024).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

May 13, 2024	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

May 13, 2024	By:	/s/ Don Kim
Don Kim
Chief Financial Officer (Principal Financial and Accounting Officer)