Form 10-Q
period 2024-06-30
UroGen Pharma Ltd.
filed 2024-08-13
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 42,114,070 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$219,972	$95,002
Marketable securities	21,106	41,966
Restricted cash	825	821
Accounts receivable, net	17,415	15,443
Inventories	7,442	5,673
Prepaid expenses and other current assets	12,208	10,281
Total current assets	278,968	169,186
Non-current assets:
Property and equipment, net	580	689
Restricted deposit	175	225
Right of use assets	1,250	1,671
Marketable securities	203	4,502
Other non-current assets	673	2,038
Total Assets	$281,849	$178,311
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$23,754	$16,538
Employee related accrued expenses	6,849	10,814
Other current liabilities	3,620	3,860
Total current liabilities:	34,223	31,212
Non-current liabilities:
Prepaid forward obligation	115,880	109,722
Long-term debt	97,813	98,551
Long-term lease liabilities	425	844
Uncertain tax positions liability	3,194	3,194
Total Liabilities	251,535	243,523
Commitments and Contingencies (Note 18)
Shareholders' Equity (Deficit):
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 41,169,954 and 32,490,119 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	112	89
Additional paid-in capital	775,270	614,035
Accumulated deficit	(745,037)	(679,348)
Accumulated other comprehensive income (loss)	(31)	12
Total Shareholders' Equity (Deficit)	30,314	(65,212)
Total Liabilities and Shareholders' Equity (Deficit)	$281,849	$178,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$21,848	$21,139	$40,629	$38,331
Cost of revenue	2,229	2,443	3,957	4,708
Gross profit	19,619	18,696	36,672	33,623
Operating expenses:
Research and development expenses	15,402	11,584	30,896	24,082
Selling, general and administrative expenses	30,056	22,494	57,355	46,968
Operating loss	(25,839)	(15,382)	(51,579)	(37,427)
Financing on prepaid forward obligation	(5,773)	(5,344)	(11,433)	(10,568)
Interest expense on long-term debt	(3,461)	(3,761)	(5,908)	(7,314)
Interest and other income, net	1,708	405	3,323	1,035
Loss before income taxes	(33,365)	(24,082)	(65,597)	(54,274)
Income tax expense	(38)	(54)	(92)	(75)
Net Loss	$(33,403)	$(24,136)	$(65,689)	$(54,349)
Statements of Comprehensive Loss
Net loss	$(33,403)	$(24,136)	$(65,689)	$(54,349)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	6	(109)	(43)	(47)
Comprehensive Loss	$(33,397)	$(24,245)	$(65,732)	$(54,396)
Net loss per ordinary share - basic and diluted	$(0.91)	$(1.03)	$(1.87)	$(2.33)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	36,821,915	23,462,016	35,106,524	23,371,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	loss	Total
Balance as of April 1, 2024	36,127,687	$99	$671,438	$(711,634)	$(37)	$(40,134)
Changes During the Three Months Ended June 30, 2024
Exercise of options into ordinary shares	42,267	—	135			135
Share-based compensation			3,560			3,560
Issuance of pre-funded warrants, net of issuance costs			18,641			18,641
Issuance of ordinary share, net of issuance costs	5,000,000	13	81,496			81,509
Other comprehensive income					6	6
Net loss				(33,403)		(33,403)
Balance as of June 30, 2024	41,169,954	$112	$775,270	$(745,037)	$(31)	$30,314

Balance as of April 1, 2023	23,440,521	$64	$490,744	$(607,317)	(45)	$(116,554)
Changes During the Three Months Ended June 30, 2023
Exercise of options into ordinary shares	58,096	-	143			143
Share-based compensation			2,222			2,222
Other comprehensive loss					(109)	(109)
Net loss				(24,136)		(24,136)
Balance as of June 30, 2023	23,498,617	$64	$493,109	$(631,453)	$(154)	$(138,434)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of January 1, 2024	32,490,119	$89	$614,035	$(679,348)	$12	$(65,212)
Changes During the Six Months Ended June 30, 2024
Exercise of options into ordinary shares	279,367	1	134			135
Share-based compensation			6,316			6,316
Issuance of pre-funded warrants, net of issuance costs			18,641			18,641
Issuance of ordinary share, net of issuance costs	8,400,468	22	136,144			136,166
Other comprehensive loss					(43)	(43)
Net loss				(65,689)		(65,689)
Balance as of June 30, 2024	41,169,954	$112	$775,270	$(745,037)	$(31)	$30,314

Balance as of January 1, 2023	23,129,953	$63	$487,787	$(577,104)	$(107)	$(89,361)
Changes During the Six Months Ended June 30, 2023
Exercise of options into ordinary shares	368,664	1	814			815
Share-based compensation			4,508			4,508
Other comprehensive loss					(47)	(47)
Net loss				(54,349)		(54,349)
Balance as of June 30, 2023	23,498,617	$64	$493,109	$(631,453)	$(154)	$(138,434)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(65,689)	$(54,349)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	193	426
Accrued financing on prepaid forward obligation	5,939	5,982
(Accretion) on marketable securities	(481)	(664)
Share-based compensation	6,316	4,508
Amortization of discount on long-term debt	(738)	759
Amortization of right of use assets	421	440
Changes in operating assets and liabilities:
Inventory	(1,769)	(663)
Accounts receivable, net	(1,972)	(2,801)
Prepaid expenses and other current assets	(1,927)	(1,622)
Other non-current assets	1,365	(77)
Accounts payable and accrued expenses	7,216	4,020
Employee related accrued expenses	(3,965)	(1,536)
Lease liabilities	(442)	(504)
Restricted deposit	50	—
Net cash used in operating activities	(55,483)	(46,081)
Cash Flows From Investing Activities
Purchases of marketable securities	—	(24,176)
Maturities of marketable securities	25,600	34,204
Purchases of property and equipment	(84)	(38)
Net cash provided by investing activities	25,516	9,990
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	135	814
Proceeds from pre-funded warrant issuance, net of issuance costs	18,641	—
Proceeds from ordinary share issuance, net of issuance costs	136,166	—
Net cash provided by financing activities	154,942	814
Increase (Decrease) in Cash and Cash Equivalents	124,975	(35,277)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	95,822	56,220
Cash, Cash Equivalents and Restricted Cash at End of Period	$220,797	$20,943
Supplemental Disclosures of Non-Cash Activities
Right of use assets obtained in exchange for new operating lease liabilities	$—	$95

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

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for fair statement of its financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2024.

The Company has experienced net losses since its inception and has an accumulated deficit of $745.0 million and $679.3 million as of June 30, 2024 and December 31, 2023, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan.

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

Based on the Company's cash, cash equivalents and marketable securities as of June 30, 2024, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these condensed consolidated financial statements. The Company may need to raise additional capital in the future. There can be no assurances that the Company will be able to secure such additional financing on terms that are satisfactory to the Company, in an amount sufficient to meet the Company's needs, or at all. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce the Company's product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $241.3 million as of June 30, 2024. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

The Company’s product sales are recognized through the Company's arrangements with third-party national specialty distributors. The Company assesses the need for an allowance for doubtful accounts primarily based on creditworthiness, historical payment experience and general economic conditions. The Company has not experienced any credit losses related to arrangements with customers and has not currently recognized any allowance for doubtful accounts.

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

Revenue

Product sales from Jelmyto are recognized as revenue under ASC 606 at the point in time that control of the product has been transferred to the customer, generally at the point the product has been delivered to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangements with third-party national specialty distributors. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug, which are estimated based on the Company’s historical experience.

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

Pre-funded Warrants

The Company's outstanding pre-funded warrants are accounted for as a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.”  Accordingly, the Company classifies the pre-funded warrants as a component of permanent shareholders’ equity within additional paid-in capital and records them at the applicable issuance date using a relative fair value allocation method. The Company valued the pre-funded warrants at the applicable issuance date, concluding that their sales price approximated their fair value, and allocated the net sales proceeds from the applicable equity transaction proportionately to the ordinary shares and pre-funded warrants.

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

The Company’s pre-funded warrants require the holder to pay nominal consideration to receive the Company’s ordinary shares and are therefore considered outstanding shares in determining basic and diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share”.

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

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Accounts payable	$8,317	$6,514
Accrued sales reserves	6,428	4,391
Accrued clinical expenses	1,469	1,246
Accrued research and development expenses	1,258	1,049
Accrued selling, general and administrative expenses	5,340	2,752
Accrued other expenses	942	586
Total accounts payable and accrued expenses	$23,754	$16,538

Interest and Other Income, Net

Interest and other income, net consisted of the following for the three and six months ended  June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$1,722	$435	$3,332	$1,080
Other income (loss), net	(14)	(30)	(9)	(45)
Total interest and other income, net	$1,708	$405	$3,323	$1,035

Note 5 – Inventories

Inventories consisted of the following as of  June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials (1)	$3,785	$4,464
Finished goods	3,960	2,877
Total inventories	$7,745	$7,341

(1) $0.3 million and $1.7 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively. These raw materials are not expected to be manufactured and sold within the next 12 months. Changes in non-current assets are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of June 30, 2024 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	June 30,	Identical Assets	Inputs
	2024	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$30,943	$30,943	$—
Marketable securities
U.S. government	12,999	12,999	—
Corporate bonds	5,063	—	5,063
Commercial paper	1,236	—	1,236
Certificates of deposit	2,010	—	2,010
Total marketable securities	21,308	12,999	8,309
Total assets at fair value	$52,251	$43,942	$8,309

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2023 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2023	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$9,704	$9,704	$—
Marketable securities
U.S. government	28,634	28,634	—
Corporate bonds	6,738	—	6,738
Commercial paper	7,101	—	7,101
Certificates of deposit	3,995	—	3,995
Total marketable securities	46,468	28,634	17,834
Total assets at fair value	$56,172	$38,338	$17,834

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of June 30, 2024 and December 31, 2023. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of June 30, 2024 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$30,943	$—	$—	$30,943
Marketable securities:
U.S. government	13,014	—	(15)	12,999
Corporate bonds	5,081	1	(19)	5,063
Commercial paper	1,236	—	—	1,236
Certificates of deposit	2,008	2	—	2,010
Total marketable securities	21,339	3	(34)	21,308
Total assets at fair value	$52,282	$3	$(34)	$52,251

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of June 30, 2024, the amortized cost of investments included an immaterial amount of accrued interest. As of June 30, 2024, marketable securities were in a net unrealized loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  June 30, 2024, the aggregate fair value of investments held by the Company in an unrealized loss position was $15.9 million which consisted of 14 securities. The unrealized loss was primarily driven by minor fluctuations in the fair value of corporate bonds and U.S. government securities. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  June 30, 2024, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no allowance for credit losses were recognized in the period.

The Company’s investments as of June 30, 2024 mature at various dates through January 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Maturities within one year	$52,048	$51,670
Maturities after one year through three years	203	4,502
Total investments	$52,251	$56,172

Note 8 – Property and Equipment

Property and equipment, consists of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory equipment	$464	$464
Computer equipment and software	2,373	2,293
Furniture	612	612
Leasehold improvements	621	617
Manufacturing equipment	655	655
	4,725	4,641
Less: accumulated depreciation and amortization	(4,145)	(3,952)
Property and equipment, net	$580	$689

Depreciation and amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2024 and $0.2 million and $0.4 million for the three and six months ended June 30, 2023.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the six months ended June 30, 2024 for annual net sales up to $200 million was 13.0%.

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

In accordance with the prepaid forward agreement, the Company will be required to make payments of amounts owed to RTW each calendar quarter, through and until the quarter in which the aggregate cash payments received by RTW are equal to or greater than $300 million. As of June 30, 2024, the cumulative amounts paid and payable by the Company were $28.4 million. As security for the payment and fulfilment of these amounts throughout the arrangement, the Company has granted RTW a first priority security interest in Jelmyto and UGN-102, including the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to these products.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2023 and for the six months ended June 30, 2024, in thousands:

Carrying value of prepaid forward obligation as of December 31, 2022	$98,923
Financing on prepaid forward obligation	21,552
Amounts paid and payable (1)	(10,753)
Carrying value of prepaid forward obligation as of December 31, 2023	109,722
Financing on prepaid forward obligation	11,433
Amounts paid and payable (1)	(5,275)
Carrying value of prepaid forward obligation as of June 30, 2024	$115,880

(1) $2.8 million and $3.0 million of the Amounts paid and payable are included as current portion of the prepaid forward obligation within other current liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

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

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Carrying value of Pharmakon loan as of December 31, 2022	$97,537
Interest expense	14,715
Amounts paid	(13,701)
Carrying value of Pharmakon loan as of December 31, 2023	98,551
Interest expense	5,908
Amounts paid	(6,646)
Carrying value of Pharmakon loan as of June 30, 2024	$97,813

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases during the period covered by this report:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025. The Company's remaining contractual obligation under this lease is approximately $0.3 million as of June 30, 2024.

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

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $0.9 million as of June 30, 2024.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s active leases expire at various dates from 2025 through 2026, with varying renewal and termination options.

The components of lease cost for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$225	$257	$450	$485
Sublease income	—	(56)	(42)	(112)
Variable lease cost	14	19	43	38
	$239	$220	$451	$411

The amounts recognized as of June 30, 2024 and  December 31, 2023 were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Right-of-use assets	$1,250	$1,671
Long-term lease liabilities	425	844
Other current liabilities	796	819

As of June 30, 2024, no impairment losses have been recognized.

Supplemental information related to leases for the six months ended  June 30, 2024 and 2023 is as follows (in thousands, except for lease terms and discount rate amounts):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$497	$587
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$95
Weighted-average remaining lease term of operating leases (in years)	1.51	2.23
Weighted-average discount rate of operating leases	10.26%	10.16%

As of June 30, 2024, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2024	$435
2025	817
2026	57
Total future minimum lease payments	1,309
Less: Interest	(88)
Present value of lease liabilities	$1,221

As of June 30, 2023, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2023	$581
2024	923
2025	811
2026	52
Total future minimum lease payments	2,367
Less: Interest	(248)
Present value of lease liabilities	$2,119

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Jelmyto	$21,848	$21,139	$40,629	$38,331

Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug, which are estimated based on the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivable while other remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for period ended of June 30, 2024 (in thousands):

	Reserves related to government sponsored programs	Medicare refunds for discarded drug reserve	Other reserves	Total accrued sales reserves
Balance as of December 31, 2023	$1,062	$3,451	$1,458	$5,971
Accruals	5,871	2,143	4,499	12,513
Utilizations	(6,560)	—	(4,528)	(11,088)
Balance as of June 30, 2024	$373	$5,594	$1,429	$7,396

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

Note 14 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of June 30, 2024 and December 31, 2023. The Company had 41.2 million and 32.5 million ordinary shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since the Company's inception, the Board has not declared any dividends.

ATM Sales Agreement

In December 2019, the Company entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”) pursuant to which the Company  may from time to time offer and sell the Company's ordinary shares having an aggregate offering price of up to $100.0 million.

During the first quarter of 2024, the Company sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to the Company after deducting sales commissions to TD Cowen were approximately $54.7 million. The remaining capacity under the ATM Sales Agreement was approximately $27.3 million as of June 30, 2024. The shares will be offered and sold pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

Underwritten Public Offering

On June 17, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on June 20, 2024. The gross proceeds to the Company from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants  may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On July 18, 2024, the Company completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds to the Company of $16.1 million before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company of $1.0 million.

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

The Company’s RSU and option grants provide for accelerated or continued vesting in certain circumstances as defined in the plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in a 33% increment upon the first anniversary of grant, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. Options generally vest in a 33% increment upon the first anniversary of the grant date, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. The Company also grants PSUs to certain employees. The PSU’s currently outstanding vest based on either the earlier of obtaining regulatory approval for the Company’s lead product candidate UGN-102 or the occurrence of a change in control, or for certain other awards, the achievement of the first commercial sale of UGN-102 in the United States following UGN-102's receipt of regulatory approval. In June 2024, the Company amended certain RSU and PSU awards granted to the chief executive officer to defer vesting until the end of 2025. The Company accounted for the modification as a Type I probable-to-probable modification under ASC 718. As the modification did not result in any incremental fair value at the modification date, the Company continues to recognize the original grant-date fair value ratably over the original service period or expected performance period.

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

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan was 1,400,000. On January 1, 2018, the share reserve increased by 250,167 shares to 1,650,167 shares. On October 12, 2018, the Company increased the number of ordinary shares authorized for issuance under the 2017 Plan by 1,900,000 shares to 3,550,167 shares. On June 8, 2020, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan of 400,000 shares to a total share reserve of 3,950,167 shares. On June 7, 2021, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan of 400,000 shares to a total share reserve of 4,350,167 shares. On June 8, 2022, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan of 400,000 shares to a total share reserve of 4,750,167 shares. On September 7, 2023, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan of 450,000 shares to a total share reserve of 5,200,167 shares.

In May 2019, the Company adopted the UroGen Pharma Ltd. 2019 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, the Company is authorized to issue up to 900,000 ordinary shares pursuant to inducement awards. The only persons eligible to receive grants under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. In December 2021, the Board approved an increase to the number of shares authorized for issuance under the Inducement Plan of 300,000 shares. In June 2024, the Board approved an increase to the number of shares authorized for issuance under the Inducement Plan of 600,000 shares to a total share reserve of 1,800,000 shares.

As of June 30, 2024, 4,149,388 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 364,517 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development expenses	$594	$496	$1,112	$1,021
Selling, general and administrative expenses	2,966	1,726	5,204	3,487
Total share-based compensation expense	$3,560	$2,222	$6,316	$4,508

The total unrecognized compensation cost of options and RSUs at June 30, 2024 is $18.4 million with a weighted average recognition period of 2.01 years.

Note 16 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of June 30, 2024, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2023, 2022 and 2021, and for the six months ended June 30, 2024. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $3.2 million as of June 30, 2024, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2024, the Company’s liability for uncertain tax positions includes $1.2 million of accrued interest and penalties.

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

Note 17 – Related Parties

There were no related party transactions for the six months ended June 30, 2024 or 2023.

Note 18 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2024 and December 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Separation Agreement

On June 26, 2024, the Company entered into a Separation Agreement with Jeff Bova, the Company’s former Chief Commercial Officer, which sets forth the terms of Mr. Bova's termination of employment with the Company, effective as of September 30, 2024. The arrangement includes cash severance, a pro rata portion of the target annual bonus for calendar year 2024, and partial acceleration of share-based compensation. The Company recognized $0.5 million within selling, general and administrative expenses during the six months ended June 30, 2024 in relation to this arrangement.

Leases

See Note 11 for further discussion regarding lease commitments.

Note 19 – Subsequent Events

On July 18, 2024, the Company completed the sale of an additional 921,428 ordinary shares in its underwritten public offering pursuant to the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds to the Company from the offering of $16.1 million before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company of $1.0 million. See Note 14 – Shareholders’ Equity for further discussion.

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

If approved, UGN-102 may become the first FDA-approved medicine for low-grade intermediate risk NMIBC. We estimate that the annual treatable patient population of low-grade UTUC in the United States is approximately 6,000 to 7,000 and the annual treatable population of low-grade intermediate risk NMIBC is approximately 82,000, of which approximately 23,000 are estimated to be newly diagnosed and 59,000 are estimated to be recurrent patients. We estimate that the total addressable market opportunity for UGN-102 in low-grade intermediate risk NMIBC is potentially over $5.0 billion, assuming an expected pricing range of $16,000 to $19,000 per dose.

UGN-102, if approved, may be an alternative to the current standard of care for low-grade intermediate risk NMIBC, trans-urethral resection of bladder tumor (“TURBT”). We estimate that approximately 68% of low-grade intermediate risk NMIBC patients have two or more recurrences, with approximately 23% having five or more recurrences. Repeated TURBT procedures to treat these recurrences can impact patients’ physical health and quality of life. We estimate that around 35% of patients will experience an adverse event within 90 days of undergoing a TURBT, and patients who have had two to four procedures have an estimated 14% greater risk of death than patients who have only had one procedure.

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

These characteristics of RTGel enable sustained release of mitomycin in the urinary tract for both Jelmyto and UGN-102. Further, RTGel may be particularly effective in the bladder and upper urinary tract where tumor visibility and access are challenging, and where there exists a significant amount of urine flow and voiding. We believe that characteristics of RTGel may prove useful for the local delivery of active drugs to other bodily cavities in addition to the bladder and upper urinary tract.

Jelmyto

On April 15, 2020, the U.S. Food and Drug Administration ("FDA") approved our NDA for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of upper urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto expired on April 15, 2023, however, Orphan Drug exclusivity extends until April 15, 2027. Additionally, the main patents that protect Jelmyto in the United States are set to expire in January 2031. These patents were listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, which consists of the kidneys and ureters. In the United States, there are approximately 6,000 - 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the upper urinary tract system. Prior to Jelmyto, the standard of care included endoscopic resection(s) and radical nephroureterectomy, the latter involving the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery. We are focused on changing the way urothelial cancers are treated, an area in which there has been no significant advancements in recent years. Jelmyto is the first drug therapy of its kind, providing an alternative to endoscopic resection(s) and/or radical nephroureterectomy.

The FDA approval was based on results from our Phase 3 OLYMPUS trial showing Jelmyto achieved clinically significant disease eradication in adults with low-grade UTUC. Findings from the final study results include:

•	Complete response (“CR”) rate (primary endpoint) of 58% (41/71) in the intent-to-treat population and in the sub-population of patients who were deemed not capable of surgical removal at diagnosis.

•	At the 12-month time point for assessment of durability, 23 patients remained in CR of a total of 41 patients, eight had experienced recurrence of disease and ten patients were unable to be evaluated.

•	Durability of response was estimated to be 81.8% at 12 months by Kaplan-Meier analysis. The median duration of response was not reached.

•

The most commonly reported adverse events (≥ 20%) were ureteric obstruction, flank pain, urinary tract infection, hematuria, abdominal pain, fatigue, renal dysfunction, nausea, dysuria and vomiting. Most adverse events were mild to moderate and manageable. No treatment-related deaths occurred.

In December 2022, we presented new data from a follow up study to the OLYMPUS trial designed to obtain long‐term data on Jelmyto. Based on data available for 16 of the 23 patients who had remained in CR at the end of the OLYMPUS study, the median duration of response ("DOR") in that subset of patients was 28.9 months. Thirteen patients remained in CR, two patients had recurrence of low grade‐UTUC on the same side as treated in OLYMPUS, and one patient underwent RNU due to ureteral stricture without evidence of UTUC at the time of surgery. No patient had progressed to high‐grade disease.

In 2024, we released data from a post-hoc analysis of the OLYMPUS trial assessing the long-term effects in treating low grade-UTUC with Jelmyto. Of the 71 patients who enrolled in OLYMPUS, 41 achieved a CR and their health outcomes were tracked for up to 12 months. Twenty of the patients remaining in CR enrolled in a 5-year rollover study. All 41 patients with an initial CR indicated a promising median DOR of 47.8 months, based on a median follow-up of 28.1 months. In the 5-year rollover trial, 75% (N=15) showed no disease recurrence at the time of the 4-year data cutoff, indicating potential for extended disease-free periods.

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

In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services ("CMS") established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code. CMS has granted Jelmyto a New Technology Ambulatory Payment Classification ("APC"), effective from October 1, 2023. We have also launched a registry to capture data and evaluate real world outcomes in patients with low-grade UTUC that have been or will be treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

In each of the first three fiscal years beginning after the initiation of our commercial launch of Jelmyto in June 2020, we have experienced a moderate decline in revenue during the third quarter from the preceding quarter. We believe this result is primarily attributable to the nature of low-grade disease, which does not require immediate treatment and therefore we believe there is an impact in the summer months. However, it is too early to say with confidence whether this seasonality trend will continue in future periods. Moreover, our future Jelmyto revenue will be impacted by various factors and we expect our Jelmyto revenue to fluctuate quarter-to-quarter for the foreseeable future.

UGN-102 (mitomycin) for intravesical solution

UGN-102 is our sustained-release formulation of mitomycin that we are developing for the treatment of low-grade intermediate risk NMIBC.

UGN-102 is administered locally using the standard practice of intravesical instillation directly into the bladder via a urethral catheter. The instillation into the bladder is expected to take place in a physician’s office as a non-operative outpatient treatment, in comparison with trans-urethral resection of bladder tumor ("TURBT") or similar surgical procedures, which are operations often conducted under general anesthesia in an operating room and may require an overnight stay. Complete surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by reducing the need for surgery, patients may avoid potential complications associated with surgery and general anesthesia.

In October 2021, we reported final data from the Phase 2b OPTIMA II trial. The single-arm, open label trial completed enrollment of 63 patients at clinical sites across the United States and Israel in September 2019. Patients were treated with six weekly instillations of UGN-102 and underwent assessment of CR rate (the primary endpoint) four to six weeks following the last instillation; 65.1%, or 41 out of 63 patients, treated with UGN-102 achieved a CR three months after the start of therapy. In this subset of patients, 39 (95%), 30 (73%), and 25 (61%) remained disease-free at six, nine, and 12 months after treatment initiation, respectively. The probability of durable response nine months after CR (12 months after treatment initiation) was estimated to be 69.9% by Kaplan-Meier analysis. Median DOR was not reached. Thirteen patients had documented recurrences. Fifty-seven of 63 (90%) patients completed all six instillations of UGN-102 according to the study protocol. The most common adverse events, occurring in greater than 10% of participants, were most often reported as mild to moderate in severity and include dysuria, hematuria, urinary frequency, fatigue, urgency and urinary tract infection. The final data were published online in The Journal of Urology in October 2021 and was included in the January 2022 print edition.

In December 2022 we presented new data from a follow up study to the OPTIMA II study designed to obtain long-term data on UGN-102 that showed median DOR of 24.4 months based on available data for 15 out of 25 patients who achieved a CR in OPTIMA II. Seven patients remained in CR, six patients had recurrence of low-grade disease, one patient had progression to high-grade disease and one patient withdrew consent but remained in CR at the last evaluation prior to discontinuation. All patients were alive at the last contact, and five patients were known to have had post-study treatment with TURBT or fulguration.

We initiated our Phase 3 ATLAS trial in December 2020 and until November 2021, were enrolling patients in this trial comparing UGN-102 with or without TURBT to standard of care, TURBT alone. In parallel, we continued to engage in discussions with the FDA and based on this dialogue, we designed a pivotal trial in order to demonstrate the efficacy and safety of UGN-102. This Phase 3 ENVISION trial is a single-arm, multinational, multicenter study evaluating the efficacy and safety of UGN-102 as primary chemoablative therapy in patients with low-grade intermediate risk NMIBC. The design of the Phase 3 ENVISION trial is similar to our Phase 2 OPTIMA II trial in that the patient population has similar clinical characteristics, receives the same investigational treatment regimen and undergoes similar efficacy and safety assessments and qualitative follow-up. Study participants receive six once-weekly intravesical instillations of UGN-102. The primary endpoint is CR rate at three months after the first instillation, and the key secondary endpoint is durability of response in patients who achieve CR at the three-month assessment.

In February 2022, we announced the initiation of the Phase 3 ENVISION trial, targeting enrollment of 220 patients across 90 sites. In December 2022, we completed our target enrollment of the Phase 3 ENVISION trial. As a result of the FDA's acceptance of a single arm approach, we stopped enrollment of the Phase 3 ATLAS trial without knowledge of the data. However, at the time enrollment was stopped, patients who had signed an informed consent were able to complete screening, and if eligible were randomized into the trial. ATLAS continued until the last ongoing patient completed the month 15 visit.

On July 27, 2023, we announced topline data from our Phase 3 trials, ATLAS and ENVISION. In the ATLAS trial, UGN-102 with or without TURBT met its primary endpoint of disease-free survival, reducing risk of recurrence, progression, or death by 55% compared to TURBT alone. Results of the ATLAS trial also showed a 64.8% CR rate at three months for patients who only received UGN-102, compared to a 63.6% CR rate at three months for patients who only received a TURBT. The ENVISION trial met its primary endpoint by demonstrating that patients treated with UGN-102 had a 79.6% rate of CR at three-months following the initial instillation. In both trials, the safety profile of UGN-102 was acceptable, and comparable to that observed in previous clinical trials of UGN-102.

We also initiated a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. As per the study design, patients in this study received six once-weekly intravesical instillations of UGN-102 with the initial treatment visit occurring at the investigative site and instillation performed by a qualified physician. Treatment visits two to six took place at the patient's home and instillations were performed by a properly trained and qualified home health professional. The endpoints of the study included safety and tolerability, discontinuations from at home study treatment and feedback from patients, home health professionals and investigators via standardized questionnaires. The study completed enrollment with a total of eight patients across four centers and all study visits for these enrolled patients have been completed. Preliminary results were reported through a press release in February 2023, finding that UGN-102 was suitable to administer at home by a home health professional under the supervision of a treating physician and resulted in 75% of patients achieving a CR, defined as no detectable disease three months after starting treatment. Patients, nurses and investigators also completed home instillation feasibility questionnaires. These standardized feasibility questionnaires highlighted that all eight patients preferred at-home to in-office treatment, and five of six patients recommended UGN-102 home instillation instead of TURBT. Home instillation was reported as feasible for home health professionals, and three of four investigators considered at-home treatment “not different” than in-office treatment.

In October 2023 we announced our agreement with the FDA on plans for submission of an NDA for UGN-102 (mitomycin) for intravesical solution. The FDA indicated that the current clinical development plan for UGN-102, which includes evaluation of duration of response 12 months after 3-month CR from the pivotal ENVISION trial, will support submission of an NDA for the treatment of low-grade intermediate risk NMIBC. The FDA indicated that it may seek the advice of the Oncologic Drugs Advisory Committee as part of the NDA review process. The FDA also agreed that the UGN-102 NDA can utilize a rolling review, allowing for early submission of the Chemistry, Manufacturing and Controls ("CMC") sections of the NDA, which we submitted in January 2024. Based on our agreement with the FDA, we expect to complete the submission of the rolling NDA for UGN-102 in the third quarter of 2024, with a potential FDA acceptance in the fourth quarter of 2024 and potential FDA approval in the first quarter of 2025 (assuming priority review) or the second quarter of 2025 (assuming standard review).

On June 13, 2024, we announced positive secondary endpoint DOR data from the Phase 3 ENVISION trial investigating UGN-102 for intravesical solution in patients with low-grade intermediate risk NMIBC.

In the ENVISION trial, the 12-month DOR data by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of UGN-102 was 82.3% (95% CI, 75.9%, 87.1%). The ENVISION trial met its primary endpoint with patients having a 79.6% (73.9%, 84.5%) CR rate at three months after the first instillation of UGN-102. Among the patients in the ENVISION trial who achieved a CR at three months, 76.4% (69.8%, 82.3%) maintained a CR at 12 months. Among all 240 patients enrolled in the ENVISION trial, 60.8% (54.3%, 67.0%) were in CR at 12 months. In the ENVISION trial, DOR Kaplan-Meier estimates at 15 (n=43) and 18 (n=9) months were both 80.9% (95% CI, 73.9%, 86.2%). The ENVISION trial demonstrated a similar safety profile to that observed in the OPTIMA II and ATLAS trials, with treatment-emergent adverse events typically mild-to-moderate in severity.

UGN-103 (mitomycin) for intravesical solution and UGN-104 (mitomycin) for pyelocalyceal solution

In January 2024 we entered into a licensing and supply agreement with medac Gesellschaft für klinische Spezialpräparate m.b.H. (“medac”) to develop UGN-103 and UGN-104 which are intended to be a next-generation formulation of UGN-102 and Jelmyto, respectively, that combine medac’s proprietary 80 mg mitomycin formulation with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience. In April, we announced that the FDA has accepted our Investigational New Drug Application ("IND") for UGN-103. We have initiated a Phase 3 clinical study to support the NDA for UGN-103 in low-grade intermediate risk NMIBC, and plan to enroll approximately 87 patients. The first patients are expected to be dosed in the third quarter of 2024, with full enrollment anticipated by the first half of 2025. An NDA filing is projected for the first half of 2026, followed by a standard review period and potential approval and, if approved, the commercial launch in the first half of 2027. We also plan to initiate a Phase 3 trial of UGN-104 in low-grade UTUC early next year.

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

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilizes a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and is actively enrolling. Safety and dosing data from the first arm evaluating UGN-301 as monotherapy are expected in late 2024.

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

Components of Operating Results

Revenue

During the three and six months ended June 30, 2024, we recognized $21.8 million and $40.6 million of revenue, respectively from sales of our product, Jelmyto.

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

The following table provides a breakout of expenses by major cost type:

	Six Months Ended June 30,
(in thousands)	2024	2023
Personnel, facility and equipment, and other overhead costs	$8,296	$8,498
Clinical and other development costs	22,600	15,584
Total	$30,896	$24,082

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue	$21,848	$21,139	$709
Cost of revenue	2,229	2,443	(214)
Gross profit	19,619	18,696	923
Operating expenses:
Research and development	15,402	11,584	3,818
Selling and marketing	18,872	13,930	4,942
General and administrative	11,184	8,564	2,620
Total operating expenses	45,458	34,078	11,380
Operating loss	(25,839)	(15,382)	(10,457)
Financing on prepaid forward obligation	(5,773)	(5,344)	(429)
Interest expense on long-term debt	(3,461)	(3,761)	300
Interest and other income, net	1,708	405	1,303
Loss before income taxes	(33,365)	(24,082)	(9,283)
Income tax expense	(38)	(54)	16
Net loss	$(33,403)	$(24,136)	$(9,267)

Revenue

Revenue was $21.8 million and $21.1 million for the three months ended June 30, 2024 and 2023, respectively. The increase in revenue of $0.7 million primarily reflects the increased volume of sales of Jelmyto.

Cost of Revenue

Cost of revenue was $2.2 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.2 million is primarily attributable to certain nonrecurring payments made in connection with our supply arrangement in the prior year.

Research and Development Expenses

Research and development expenses were $15.4 million and $11.6 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $3.8 million is primarily attributable to higher costs related to manufacturing of UGN-102 which are recognized within research and development expenses prior to our product candidates receiving FDA approval as well as research and development expenses in connection with our initiation of a Phase 3 study for UGN-103, partially offset by lower UGN-102 clinical trial costs and costs related to the research into ingredient scale-up and production efficiency for Jelmyto.

Selling and Marketing Expenses

Selling and marketing expenses were $18.9 million and $13.9 million for the three months ended June 30, 2024 and 2023, respectively. The increase in selling and marketing expenses of $5.0 million is primarily attributable to UGN-102 brand marketing costs as well as an increase in overall commercial operation costs including meetings, conferences, and trainings.

General and Administrative Expenses

General and administrative expenses were $11.2 million and $8.6 million for the three months ended June 30, 2024 and 2023, respectively. The increase in general and administrative expenses of $2.6 million is primarily attributable to higher compensation expenses, legal and compliance activities, pre-commercialization marketing communication expenses related to UGN-102, third-party advisory services, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $5.8 million and $5.3 million for the three months ended June 30, 2024 and 2023, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The increase in financing on prepaid forward obligation of $0.5 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $3.5 million and $3.8 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.3 million was primarily attributable to the decrease in the margin interest rate and the related impact to amortization of the discount on the Pharmakon loan as a result of the amended and restated loan agreement in March 2024.

Interest and Other Income, Net

Interest and other income, net was $1.7 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $1.3 million in interest and other income, net was primarily due to higher cash and investment balances.

Comparison of the six months ended June 30, 2024 and 2023

The following table sets forth our results of operations for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue	$40,629	$38,331	$2,298
Cost of revenue	3,957	4,708	(751)
Gross profit	36,672	33,623	3,049
Operating expenses:
Research and development	30,896	24,082	6,814
Selling and marketing	35,972	28,073	7,899
General and administrative	21,383	18,895	2,488
Total operating expenses	88,251	71,050	17,201
Operating loss	(51,579)	(37,427)	(14,152)
Financing on prepaid forward obligation	(11,433)	(10,568)	(865)
Interest expense on long-term debt	(5,908)	(7,314)	1,406
Interest and other income, net	3,323	1,035	2,288
Loss before income taxes	(65,597)	(54,274)	(11,323)
Income tax expense	(92)	(75)	(17)
Net loss	$(65,689)	$(54,349)	$(11,340)

Revenue

Revenue was $40.6 million and $38.3 million for the six months ended June 30, 2024 and 2023, respectively. The increase in revenue of $2.3 million primarily reflects the increased volume of sales of Jelmyto.

Cost of Revenue

Cost of revenue was $4.0 million and $4.7 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $0.7 million is primarily attributable to certain nonrecurring payments made in connection with our supply arrangement in the prior year, lower shipping and warehousing costs, and decrease in the Jelmyto unit cost.

Research and Development Expenses

Research and development expenses were $30.9 million and $24.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $6.8 million is primarily attributable to higher manufacturing costs, which are recognized as research and development expense prior to our product candidates receiving FDA approval, and regulatory related expense in connection with UGN-102 as well as research and development expenses, in connection with our initiation of a Phase 3 study for UGN-103, partially offset by lower UGN-102 clinical trial costs and costs related to the research into ingredient scale-up and production efficiency for Jelmyto.

Selling and Marketing Expenses

Selling and marketing expenses were $36.0 million and $28.1 million for the six months ended June 30, 2024 and 2023, respectively. The increase in selling and marketing expenses of $7.9 million is primarily attributable to UGN-102 brand marketing costs as well as an increase in overall commercial operation costs including meetings, conferences, trainings and software costs.

General and Administrative Expenses

General and administrative expenses were $21.4 million and $18.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase in general and administrative expenses of $2.5 million is primarily attributable to higher compensation expenses, legal and compliance activities, marketing communication expenses related to UGN-102, third-party advisory services, and ongoing managed services, partially offset by lower professional services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $11.4 million and $10.6 million for the six months ended June 30, 2024 and 2023, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The increase in financing on prepaid forward obligation of $0.8 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $5.9 million and $7.3 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $1.4 million was primarily attributed to the decrease in the margin interest rate and the related impact to amortization of the discount on the Pharmakon loan as a result of the amended and restated loan agreement in March 2024.

Interest and Other Income, Net

Interest and other income, net was $3.3 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $2.3 million in interest and other income, net was primarily due to higher cash and investment balances.

Liquidity and Capital Resources

As of June 30, 2024, we had $241.3 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through June 30, 2024, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon.

ATM Sales Agreement

In December 2019, we entered into the ATM Sales Agreement with TD Cowen pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million.

In the first quarter of 2024, we sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to us after deducting sales commissions to TD Cowen were approximately $54.7 million. The remaining capacity under the ATM Sales Agreement was approximately $27.3 million as of June 30, 2024. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

Underwritten Public Offering

On June 17, 2024, we entered into the Underwriting Agreement with the Underwriters, relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on June 20, 2024. The gross proceeds from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and estimated offering expenses of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On July 18, 2024, we completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds of $16.1 million before deducting underwriting discounts and commissions and estimated offering expenses of $1.0 million.

We have incurred losses since our inception and negative cash flows from our operations, and as of June 30, 2024 we had an accumulated deficit of $744.4 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to raise additional capital to fund our operations, produce cash inflows from Jelmyto product sales and develop UGN-102. Based on our cash, cash equivalents and marketable securities as of June 30, 2024, together with management’s cash flow projections, we believe we have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report. We may need to raise additional capital in the future. There can be no assurances that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Funding and Material Cash Requirements

Our present and future funding and material cash requirements will depend on many factors, including, among other things:

●	the progress, timing and completion of clinical trials for UGN-102, UGN-301, UGN-103 and UGN-104;

●	nonclinical studies and clinical trials for any of our other product candidates;

●

the costs related to obtaining regulatory approval UGN-102, UGN-301, UGN-103, UGN-104 and any of our other product candidates, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to any of these product candidates;

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

●

revenues we may derive either directly or in the form of royalty payments from future sales of Jelmyto, UGN-102, UGN-301, UGN-103, UGN-104, RTGel reverse thermal hydrogel technology and any other product candidates; and

●	the repayment of outstanding debt.

Accordingly, we may need to obtain additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

The total obligation for future minimum lease payments under our operating leases is $1.3 million as of June 30, 2024. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

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

On June 26, 2024, we entered into a Separation Agreement with Jeff Bova, the Company’s former Chief Commercial Officer, which sets forth the terms of Mr. Bova's termination of employment, effective as of September 30, 2024. The arrangement includes cash severance, a pro rata portion of the target annual bonus for calendar year 2024, and partial acceleration of share-based compensation. We recognized $0.5 million during the six months ended June 30, 2024 in relation to this arrangement.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(55,483)	$(46,081)
Investing activities	25,516	9,990
Financing activities	154,942	814
Net change in cash and cash equivalents	$124,975	$(35,277)

Operating Activities

Net cash used in operating activities was $55.5 million during the six months ended June 30, 2024, compared to $46.1 million during the six months ended June 30, 2023. The $9.4 million increase was attributable primarily to higher net loss driven by increased operating expenses such as regulatory and brand marketing costs related to UGN-102, as well as timing of certain accruals and higher personnel related spend.

Investing Activities

Net cash provided by investing activities was $25.5 million during the six months ended June 30, 2024, compared to net cash provided by investing activities of $10.0 million during the six months ended June 30, 2023. The net change of $15.5 million is attributable primarily to less reinvestment of marketable securities in 2024 as compared to 2023.

Financing Activities

Net cash provided by financing activities was $155.0 million during the six months ended June 30, 2024, compared to $0.8 million during the six months ended June 30, 2023. The increase of $154.2 million is attributable primarily to proceeds from the issuance of ordinary shares under the ATM Sales Agreement and underwritten public offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of June 30, 2024, we had $241.3 million in cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on June 30, 2024, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2024 or 2023.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2023 by a total of 2.4%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the six months ended June 30, 2024, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We may require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

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

•	The data from our Phase 3 ENVISION trial may be insufficient to support regulatory approval of UGN-102.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $102.2 million for the year ended December 31, 2023 and a net loss of $33.4 million for the quarter ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of  $745.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We may require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of June 30, 2024, we had cash and cash equivalents and marketable securities of $241.3 million. To fund our operations and develop our product candidates and commercialize Jelmyto, we have relied primarily on equity and debt financings and, following the launch of Jelmyto in June 2020, revenue generated from sales of Jelmyto.

In December 2019, we entered into the ATM Sales Agreement with TD Cowen pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. As of June 30, 2024, $27.3 million remain available for sale under the ATM Sales Agreement.

In March 2021, we announced the RTW Transaction with RTW totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved.

On March 7, 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the Borrower, and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ("Guarantors" and, collectively with UroGen Pharma Ltd. and Borrower, "Credit Parties"), entered into a loan agreement with funds managed by Pharmakon, including BPCR Limited Partnership (as a "Lender"), BioPharma Credit Investments V (Master) LP (as a "Lender"), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make term loans to the Borrower in an aggregate principal amount of up to $100.0 million (the “Initial Term Loans”) to be funded in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

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

We may require additional capital to complete clinical trials, obtain regulatory approval for and commercialize our product candidates, and otherwise fund our operations. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity financings, convertible debt or debt financings, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. We may also require additional capital to pursue nonclinical and clinical activities, and pursue regulatory approval for, and to commercialize, our pipeline product candidates.

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

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity, convertible debt or debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. Other than the third and fourth tranches that may become available under the loan agreement with Pharmakon, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM Sales Agreement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as an ordinary shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring and distributing dividends, and may be secured by all or a portion of our assets.

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AADi, LLC, Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., enGene Holdings, Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, Janssen, Merck Sharp & Dohme Corp, Pfizer, Prokarium, Protara Therapeutics, Roche, Samyang Biopharma, Steba Biotech Ltd., SURGE Therapeutics, Viralytics Limited and Vyriad. We are aware that Ferring Pharmaceuticals began production of Adstiladrin, approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC, in the second half of 2023. We are also aware there are companies among this list conducting clinical trials in various phases in the same indications in which we are developing products. In addition, we received from Teva a Paragraph IV Certification Notice Letter in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. See Part II, Item 1. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto, Jelmyto may be subject to immediate competition from FDA approved generic entrants after orphan drug exclusivity for Jelmyto expires in April 2027.

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

While we initiated the submission of a rolling NDA to the FDA for UGN-102 as a treatment for low-grade intermediate risk NMIBC in January 2024, there is no guarantee that the FDA will accept the NDA for filing once the rolling submission is complete or eventually approve UGN-102 for the indication and patient population that we request or approve the labeling that we believe is necessary or desirable for the successful commercialization of UGN-102, as the FDA has the authority to refuse to file or approve NDAs for a variety of reasons.

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

•

our ability to manufacture or secure active ingredient, RTGel hydrogel, and finished product from third-party suppliers for product candidates, including UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301, if approved;

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

The data from our Phase 3 ENVISION trial may be insufficient to support regulatory approval of UGN-102.*

On July 27, 2023, we announced that UGN-102 met its primary endpoints in the Phase 3 ATLAS and ENVISION trials. Additionally, on June 13, 2024, we announced positive secondary endpoint DOR data from the Phase 3 ENVISION. The primary and secondary endpoints data from the ENVISION trial may not be sufficient to satisfy the regulatory threshold for approval, or we may receive other data that negatively impacts the efficacy and safety profile of UGN-102.

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

We are subject to certain post-marketing commitments related to Jelmyto, including a requirement for a period of five years to provide annual updates for the DOR for all patients with ongoing CRs enrolled in the Phase 3 OLYMPUS trial. With respect to our current and future candidates, even if we complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or applicable foreign regulatory agency may grant approval contingent on the performance of additional costly post-approval clinical trials, risk mitigation requirements and surveillance requirements to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable. Absence of long-term safety data may further limit the approved uses of our products, if any.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102, UGN-103, UGN-104, and UGN-201, if approved, as well as UGN-301 if approved as a monotherapy or for any approved product that includes UGN-301. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-103, UGN-104, UGN-201 or UGN-301 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301 for our nonclinical studies and clinical trials, and expect to rely on third party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd, as our single-source supplier of mitomycin API for Jelmyto and UGN-102. We currently rely on Cenexi-Laboratories Thissen s.a. for the mitomycin contained in Jelmyto and UGN-102. We depend on Isotopia Molecular Imaging Ltd. as our single contracted suppliers for the hydrogel contained in Jelmyto and UGN-102. We also currently depend on a single source supplier for imiquimod for UGN-201 and zalifrelimab for UGN-301. We have entered into a supply agreement with medac, and pending successful completion of development we will depend on medac as our supplier for the mitomycin contained in UGN-103 and UGN-104. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and the development of UGN-102. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

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

While we currently have over 12 months of mitomycin API and/or Jelmyto finished product on hand to continue our commercial and clinical operations as planned, we may face such delays or costs in future years. Although we believe we have sufficient quantities of bulk mitomycin API for planned manufacturing operations for 12 months, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from pandemics, epidemics or public health emergencies or other disruptions caused by the outbreak of war, terrorist attacks or other acts of hostility, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto for commercial sales and our product candidates for our clinical trials and research and development operations.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of June 30, 2024, we had 203 employees, of whom 40 are based in Israel and 163 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

•	manage our clinical trials effectively;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

As we continue to grow as an organization, including by expanding our development efforts and building out and developing our commercial capabilities to support our commercialization of Jelmyto and pre-commercialization efforts for UGN-102, we will evaluate, and may implement, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. Due to our limited financial resources and our limited experience in managing a larger company, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage expansion or other significant changes to our organization could delay the execution of our development, commercialization and strategic objectives or disrupt our operations; and if we are not successful in commercializing our approved product or any of our product candidates that may receive regulatory approval, either on our own or through collaborations with one or more third parties, our revenues will suffer, and we would incur significant additional losses.

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, this could result in adverse consequences resulting from such compromise including but not limited to regulatory investigations or actions; litigation; fines and penalties; a material disruption of our drug development program; compromise sensitive information related to our business; harm our reputation; triggering our breach notification obligations; prevent us from accessing critical information; disruptions of our business operations; loss of revenue or profits; loss of customers or sales and expose us to liability or other adverse effects to our business.*

In the ordinary course of our business, we, and the third parties upon which we rely, process proprietary, confidential and sensitive information, including personal data (such as health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties (collectively, "Sensitive Information").

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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

Additionally, applicable data privacy and security obligations and public company disclosure obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security incident. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing Sensitive Information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. For example, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of Sensitive Information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business. In addition, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. If the information technology systems of our third-party vendors and other contractors become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. In addition, whether a cybersecurity incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure we provide. Moreover, experiencing a material cybersecurity incident and any mandatory disclosures could lead to negative publicity, loss of investor, customer or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, in-licensed patents, pending patent applications, trade secrets and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently own, co-own or exclusively license 25 patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, as well as UGN-103 and UGN-104, a proprietary RTGel technology, local compositions comprising different active ingredients, inter alia compositions comprising a Botulinum Toxin, UGN-201, the use of UGN-201 and UGN-301, and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2024 and 2037. In total, our IP portfolio includes 43 granted patents worldwide, and more than 45 pending patent applications filed in the U.S., Europe, Israel, Japan, Canada, China and Australia that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2043.

Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are known compounds and our patents and pending patent applications are directed inter alia to novel formulations and combination of these known compounds with our proprietary RTGel technology. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our patent claims, but which may contain the same active ingredients, or by seeking to invalidate our patents. Any disclosure of or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market.

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

We may receive only limited protection, or no protection, from our issued patents and patent applications.*

There can be no assurance that any pending patent application will be granted. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained.

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

The strength of patents in the pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law in ways affecting the scope or validity of issued patents. The patent applications that we own or in-license may fail to result in issued patents in the United States or foreign countries. Even if patents do successfully issue from the patent applications that we own or in-license, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be challenged, also known as opposed, by any person within nine months from the publication of their grant. Any successful challenge to our patents could deprive us of exclusive rights necessary for the successful commercialization of our product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our product candidates, provide exclusivity for our product candidates, or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, it could dissuade companies from collaborating with us to develop or threaten our ability to commercialize our product candidates.

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

Furthermore, within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions, regarding patent and other intellectual property rights in the pharmaceutical industry. The AIA's procedures include inter partes review and post grant review. These procedures bring uncertainty to the possibility of challenges to our patents in the future, including challenges by competitors who perceive our patents as blocking entry into the market for their products, and the outcome of such challenges.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things included aggregate reductions to Medicare payments to healthcare providers of up to 2.0% per fiscal year, which started in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, and the Consolidated Appropriations Act of 2023, will stay in effect until 2032, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, effective January 1, 2024.

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

We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, self-regulatory schemes, government regulation, policies, standards, and other obligations related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; or otherwise adversely affect our business.*

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") Sensitive Information. Our data processing activities are subject to numerous data privacy and security obligations, such as domestic and foreign laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy, data protection, and data security.

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

Moreover, in the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with contract research organizations, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States are also increasingly scrutinizing certain personal data transfers and may impose data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, UGN-102 and our other product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. In October 2020, a Medicare C-Code was issued for Jelmyto and we have obtained pass-through status for two years, no more than three. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. Our existing pass-through status was set to expire in the fourth quarter of 2023. However, CMS granted Jelmyto a New Technology APC, effective from October 1, 2023. A service is separately for paid under a New Technology APC until sufficient claims data have been collected to allow CMS to assign the procedure to a clinical APC group that is appropriate in clinical and resource terms. This generally occurs within two to three years from the time a new HCPCS code becomes effective. However, if CMS are able to collect sufficient claims data in less than two years, CMS may consider reassigning the service to an appropriate APC, or, if CMS does not have sufficient data at the end of three years upon which to base its reassignment to an appropriate clinical APC, CMS may keep the service in a New Technology APC until adequate data become available. Loss of our New Technology APC may result in Medicare beneficiaries losing access to Jelmyto in the hospital outpatient setting and Jelmyto becoming packaged into a comprehensive APC.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through TD Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. As of June 30, 2024, $27.3 million remain available for sale under the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of June 30, 2024, we had 40 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Since October 7, 2023, the Israeli Defense Force has called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of June 30, 2024, we had 203 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Our business could be negatively impacted by environmental, social and corporate governance matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning environmental, social and corporate governance matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC recently finalized rules designed to enhance and standardize climate-related disclosures. These climate disclosure rules have been challenged in court and the SEC has issued an order staying their implementation pending the outcome of judicial review. These new climate-related disclosures, if required, may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to impact our reputation negatively and/or that harm our share price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

4.1	Form of June 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on June 18, 2024).

10.1*	UroGen Pharma Ltd. 2019 Inducement Plan, as amended.

10.2*	UroGen Pharma Ltd. 2024 Non-Employee Director and Officer Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2024).

10.3*	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2024).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

August 13, 2024	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

August 13, 2024	By:	/s/ Don Kim
Don Kim
Chief Financial Officer (Principal Financial and Accounting Officer)