Form 10-Q
period 2024-09-30
UroGen Pharma Ltd.
filed 2024-11-06
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 42,199,414 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$124,916	$95,002
Marketable securities	124,659	41,966
Restricted cash	1,073	821
Accounts receivable, net	22,802	15,443
Inventories	7,594	5,673
Prepaid expenses and other current assets	14,053	10,281
Total current assets	295,097	169,186
Non-current assets:
Property and equipment, net	608	689
Restricted deposit	175	225
Right of use assets	1,052	1,671
Marketable securities	4,641	4,502
Other non-current assets	370	2,038
Total Assets	$301,943	$178,311
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$19,685	$16,538
Employee related accrued expenses	9,029	10,814
Other current liabilities	4,073	3,860
Total current liabilities:	32,787	31,212
Non-current liabilities:
Prepaid forward obligation	118,526	109,722
Long-term debt	121,709	98,551
Long-term lease liabilities	212	844
Uncertain tax positions liability	3,194	3,194
Total Liabilities	276,428	243,523
Commitments and Contingencies (Note 18)
Shareholders' Equity (Deficit):
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 42,190,815 and 32,490,119 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	115	89
Additional paid-in capital	793,874	614,035
Accumulated deficit	(768,710)	(679,348)
Accumulated other comprehensive income	236	12
Total Shareholders' Equity (Deficit)	25,515	(65,212)
Total Liabilities and Shareholders' Equity (Deficit)	$301,943	$178,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$25,204	$20,852	$65,833	$59,183
Cost of revenue	2,453	2,367	6,410	7,075
Gross profit	22,751	18,485	59,423	52,108
Operating expenses:
Research and development expenses	11,355	10,230	42,251	34,312
Selling, general and administrative expenses	28,941	21,755	86,296	68,723
Operating loss	(17,545)	(13,500)	(69,124)	(50,927)
Financing on prepaid forward obligation	(5,915)	(5,479)	(17,348)	(16,047)
Interest expense on long-term debt	(2,721)	(3,815)	(8,629)	(11,129)
Interest and other income, net	2,599	906	5,922	1,941
Loss before income taxes	(23,582)	(21,888)	(89,179)	(76,162)
Income tax expense	(91)	9	(183)	(66)
Net Loss	$(23,673)	$(21,879)	$(89,362)	$(76,228)
Statements of Comprehensive Loss
Net loss	$(23,673)	$(21,879)	$(89,362)	$(76,228)
Other comprehensive income (loss)
Unrealized gain (loss) on investments	267	20	224	(27)
Comprehensive Loss	$(23,406)	$(21,859)	$(89,138)	$(76,255)
Net loss per ordinary share - basic and diluted	$(0.55)	$(0.68)	$(2.36)	$(2.89)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	43,100,237	32,298,182	37,797,492	26,358,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of July 1, 2024	41,169,954	$112	$775,270	$(745,037)	$(31)	$30,314
Changes During the Three Months Ended September 30, 2024
Exercise of options into ordinary shares	99,433	—	115			115
Share-based compensation			3,489			3,489
Issuance of ordinary shares, net of issuance costs	921,428	3	15,000			15,003
Other comprehensive income					267	267
Net loss				(23,673)		(23,673)
Balance as of September 30, 2024	42,190,815	$115	$793,874	$(768,710)	$236	$25,515

Balance as of July 1, 2023	23,498,617	$64	$493,109	$(631,453)	(154)	$(138,434)
Changes During the Three Months Ended September 30, 2023
Exercise of options into ordinary shares	55,781	—	18			18
Share-based compensation			2,224			2,224
Issuance of pre-funded warrants, net of issuance costs			48,700			48,700
Issuance of ordinary shares, net of issuance costs	7,300,380	20	67,338			67,358
Other comprehensive income					20	20
Net loss				(21,879)		(21,879)
Balance as of September 30, 2023	30,854,778	$84	$611,389	$(653,332)	$(134)	$(41,993)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of January 1, 2024	32,490,119	$89	$614,035	$(679,348)	$12	$(65,212)
Changes During the Nine Months Ended September 30, 2024
Exercise of options into ordinary shares	378,800	1	249			250
Share-based compensation			9,805			9,805
Issuance of pre-funded warrants, net of issuance costs			18,641			18,641
Issuance of ordinary shares, net of issuance costs	9,321,896	25	151,144			151,169
Other comprehensive income					224	224
Net loss				(89,362)		(89,362)
Balance as of September 30, 2024	42,190,815	$115	$793,874	$(768,710)	$236	$25,515

Balance as of January 1, 2023	23,129,953	$63	$487,787	$(577,104)	$(107)	$(89,361)
Changes During the Nine Months Ended September 30, 2023
Exercise of options into ordinary shares	424,445	1	832			833
Share-based compensation			6,732			6,732
Issuance of pre-funded warrants, net of issuance costs			48,700			48,700
Issuance of ordinary shares, net of issuance costs	7,300,380	20	67,338			67,358
Other comprehensive loss					(27)	(27)
Net loss				(76,228)		(76,228)
Balance as of September 30, 2023	30,854,778	$84	$611,389	$(653,332)	$(134)	$(41,993)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(89,362)	$(76,228)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	261	612
Accrued financing on prepaid forward obligation	9,013	8,714
(Accretion) on marketable securities	(1,555)	(622)
Share-based compensation	9,805	6,732
Amortization of discount on long-term debt	(1,330)	981
Amortization of right of use assets	619	669
Changes in operating assets and liabilities:
Inventory	(1,921)	(677)
Accounts receivable, net	(7,359)	(143)
Prepaid expenses and other current assets	(3,772)	(4,937)
Other non-current assets	1,668	690
Accounts payable and accrued expenses	3,147	1,700
Employee related accrued expenses	(1,785)	(105)
Lease liabilities	(626)	(766)
Restricted deposit	50	—
Net cash used in operating activities	(83,147)	(63,380)
Cash Flows From Investing Activities
Purchases of marketable securities	(118,794)	(35,009)
Maturities of marketable securities	37,740	45,538
Purchases of property and equipment	(180)	(138)
Net cash (used in) provided by investing activities	(81,234)	10,391
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	250	833
Proceeds from issuance of long-term debt	24,488	—
Proceeds from pre-funded warrant issuance, net of issuance costs	18,641	48,700
Proceeds from ordinary shares issuance, net of issuance costs	151,169	67,358
Net cash provided by financing activities	194,548	116,891
Increase (Decrease) in Cash and Cash Equivalents	30,167	63,902
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	95,822	56,220
Cash, Cash Equivalents and Restricted Cash at End of Period	$125,989	$120,122
Supplemental Disclosures of Non-Cash Activities
Right of use assets obtained in exchange for new operating lease liabilities	$—	$122

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

UPL and UPI (together the “Company”) is a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, launching the Company’s first commercial product, Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, advancing UGN-102 through regulatory approval, and raising capital to support and expand these activities.

On  April 15, 2020, the U.S. Food and Drug Administration (“FDA”) granted expedited approval for Jelmyto, a first-in-class treatment indicated for adults with low-grade upper tract urothelial cancer. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means.

In August 2024, the Company completed the submission of the rolling NDA for UGN-102. In October 2024, the FDA accepted the Company's NDA for UGN-102 (mitomycin) for intravesical solution and assigned a Prescription Drug User Fee Act (PDUFA) goal date of  June 13, 2025.

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

The Company has experienced net losses since its inception and has an accumulated deficit of $768.7 million and $679.3 million as of September 30, 2024 and December 31, 2023, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan.

In accordance with the accounting guidance related to the presentation of financial statements, management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is expected to be impacted by its ability to raise additional capital to fund its operations, produce cash inflows from Jelmyto product sales and advance UGN-102 through regulatory approval.

Based on the Company's cash, cash equivalents and marketable securities as of September 30, 2024, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these condensed consolidated financial statements. The Company may need to raise additional capital in the future. There can be no assurances that the Company will be able to secure such additional financing on terms that are satisfactory to the Company, in an amount sufficient to meet the Company's needs, or at all. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, or reduce the Company's product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $254.2 million as of September 30, 2024. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

Prepaid Forward Obligation

The Company is party to a transaction (the “RTW Transaction”) with RTW Investments (“RTW”) in which the Company received funds to support the launch of Jelmyto and the development of UGN-102 in return for tiered, future cash payments based on net sales of Jelmyto and, subject to FDA approval, UGN-102, UGN-103 and UGN-104. The net proceeds received under the RTW Transaction were recognized as a long-term liability. The Company recognizes the current cash payable amounts under the arrangement within other current liabilities on the condensed consolidated balance sheets. The subsequent measurement for the liability follows the accounting principles defined in ASC Topic 835-30, “Imputation of Interest”. See Note 9 for further discussion related to the prepaid forward obligation.

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

Recently Adopted or Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which provides guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company is currently assessing the disclosures which will be required under the new guidance and does not believe the adoption of ASU 2023-07 will have any material impact on its consolidated financial statements.

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

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Accounts payable	$5,556	$6,514
Accrued sales reserves	7,695	4,391
Accrued clinical expenses	1,094	1,246
Accrued research and development expenses	693	1,049
Accrued selling, general and administrative expenses	2,763	2,752
Accrued other expenses	1,884	586
Total accounts payable and accrued expenses	$19,685	$16,538

Interest and Other Income, Net

Interest and other income, net consisted of the following for the three and nine months ended  September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$2,757	$835	$6,089	$1,915
Other income (loss), net	(158)	71	(167)	26
Total interest and other income, net	$2,599	$906	$5,922	$1,941

Note 5 – Inventories

Inventories consisted of the following as of  September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials (1)	$4,662	$4,464
Finished goods	2,932	2,877
Total inventories	$7,594	$7,341

(1) $1.7 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at  December 31, 2023. These raw materials are not expected to be manufactured and sold within the next 12 months. Changes in non-current assets are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of September 30, 2024 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	September 30,	Identical Assets	Inputs
	2024	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$20,878	$20,878	$—
Commercial paper	3,991	—	3,991
Total cash equivalents	24,869	20,878	3,991
Marketable securities
U.S. government	75,732	75,732	—
Corporate bonds	15,596	—	15,596
Commercial paper	36,995	—	36,995
Certificates of deposit	978	—	978
Total marketable securities	129,301	75,732	53,569
Total assets at fair value	$154,170	$96,610	$57,560

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

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of September 30, 2024 and December 31, 2023. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of September 30, 2024 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$20,878	$—	$—	$20,878
Commercial paper	3,991	—	—	3,991
Total cash equivalents	24,869	—	—	24,869
Marketable securities:
U.S. government	75,608	125	(1)	75,732
Corporate bonds	15,539	59	(2)	15,596
Commercial paper	36,940	55	—	36,995
Certificates of deposit	978	—	—	978
Total marketable securities	129,065	239	(3)	129,301
Total assets at fair value	$153,934	$239	$(3)	$154,170

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of September 30, 2024, the amortized cost of investments included an immaterial amount of accrued interest. As of September 30, 2024, marketable securities were in a net unrealized gain position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  September 30, 2024, the aggregate fair value of investments held by the Company in an unrealized loss position was $4.6 million which consisted of 4 securities. The unrealized loss was primarily driven by minor fluctuations in the fair value of certain U.S. government and corporate bond positions. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  September 30, 2024, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no allowance for credit losses were recognized in the period.

The Company’s investments as of September 30, 2024 mature at various dates through August 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Maturities within one year	$149,528	$51,670
Maturities after one year through three years	4,642	4,502
Total investments	$154,170	$56,172

Note 8 – Property and Equipment

Property and equipment, consists of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory equipment	$473	$464
Computer equipment and software	2,460	2,293
Furniture	612	612
Leasehold improvements	621	617
Manufacturing equipment	655	655
	4,821	4,641
Less: accumulated depreciation and amortization	(4,213)	(3,952)
Property and equipment, net	$608	$689

Depreciation and amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024 and $0.2 million and $0.6 million for the three and nine months ended September 30, 2023.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW. Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto and, if approved, UGN-104, in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. Pursuant to the agreement, the initial cash payment rate of 9.5% on Jelmyto aggregate worldwide annual net sales of up to $200 million was increased to 13.0% and remained at that rate during the nine months ended September 30, 2024 because certain revenue thresholds were not met. This rate  may decrease in the future back to 9.5% if the Company subsequently meets certain Jelmyto aggregate worldwide annual net sales thresholds.

In addition, subject to FDA approval of UGN-102 and UGN-103, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of UGN-102 and UGN-103 in an amount equal to: (i) 2.5% of annual net sales up to $200 million, (ii) 1.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 0.5% of annual net sales for annual net sales above $300 million. If the Company does not receive FDA approval for UGN-102 by June 30, 2025, the future cash payments to RTW with respect to aggregate worldwide annual net sales of Jelmyto across all Jelmyto annual net sales tiers will increase by 1.5%.

In accordance with the prepaid forward agreement, the Company will be required to make payments of amounts owed to RTW each calendar quarter, through and until the quarter in which the aggregate cash payments received by RTW are equal to or greater than $300 million. As of September 30, 2024, the cumulative amounts paid and payable by the Company were $31.6 million. As security for the payment and fulfilment of these amounts throughout the arrangement, the Company has granted RTW a first priority security interest in Jelmyto, UGN-102, UGN-103 and UGN-104, including the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to these products.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2023 and for the nine months ended September 30, 2024, in thousands:

Carrying value of prepaid forward obligation as of December 31, 2022	$98,923
Financing on prepaid forward obligation	21,552
Amounts paid and payable (1)	(10,753)
Carrying value of prepaid forward obligation as of December 31, 2023	109,722
Financing on prepaid forward obligation	17,348
Amounts paid and payable (1)	(8,544)
Carrying value of prepaid forward obligation as of September 30, 2024	$118,526

(1) $3.3 million and $3.0 million of the Amounts paid and payable are included as current portion of the prepaid forward obligation within other current liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Note 10 – Long-Term Debt

On  March 7, 2022, the Company entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million was funded in  March 2022. The second tranche of $25 million was funded in  December 2022.

On June 29, 2023, the loan agreement with Pharmakon was amended to replace the benchmark governing the interest rate with a rate based on the secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York. Effective July 2023, the loan accrued interest using a benchmark rate of 3-month SOFR plus 8.25% plus an additional adjustment of 0.26161%.

On March 13, 2024, the Company entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million will become available at the Company's option no later than August 29, 2025, subject to (i) receiving FDA approval of a new drug application (“NDA”) for UGN-102 no later than June 30, 2025 and (ii) the satisfaction of customary bring down conditions and deliverables. Under the amended and restated loan agreement, all outstanding loans with Pharmakon accrue interest using a benchmark rate of 3-month SOFR plus 7.25% plus an additional adjustment of 0.26161%. All outstanding principal will be required to be repaid in four equal quarterly installments commencing in the second quarter of 2026, with a one-year extension possible upon FDA approval of an NDA for UGN-102 by June 30, 2025. All outstanding loans with Pharmakon can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums and make-whole amounts. The Company is not required to maintain any financial covenants.

The Company incurred financing expenses of $4.2 million related to the first and second tranches funded in 2022, and $0.5 million related to the third tranche funded in 2024, which are recognized as a direct offset to the long-term debt on the Company's condensed consolidated balance sheets. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the condensed consolidated statements of operations as "Interest expense".

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Carrying value of Pharmakon loan as of December 31, 2022	$97,537
Interest expense	14,715
Amounts paid	(13,701)
Carrying value of Pharmakon loan as of December 31, 2023	98,551
Third tranche of Pharmakon loan	25,000
Capitalized costs and discounts	(512)
Interest expense	8,629
Amounts paid	(9,959)
Carrying value of Pharmakon loan as of September 30, 2024	$121,709

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases during the period covered by this report:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025. The Company's remaining contractual obligation under this lease is approximately $0.3 million as of September 30, 2024.

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

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $0.8 million as of September 30, 2024.

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

The components of lease cost for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$225	$225	$675	$710
Sublease income	—	(56)	(42)	(168)
Variable lease cost	14	13	57	51
	$239	$182	$690	$593

The amounts recognized as of September 30, 2024 and  December 31, 2023 were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Right-of-use assets	$1,052	$1,671
Long-term lease liabilities	212	844
Other current liabilities	825	819

As of September 30, 2024, no impairment losses have been recognized.

Supplemental information related to leases for the nine months ended  September 30, 2024 and 2023 is as follows (in thousands, except for lease terms and discount rate amounts):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$714	$878
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$122
Weighted-average remaining lease term of operating leases (in years)	1.26	2.11
Weighted-average discount rate of operating leases	10.26%	10.16%

As of September 30, 2024, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2024	$219
2025	820
2026	58
Total future minimum lease payments	1,097
Less: Interest	(60)
Present value of lease liabilities	$1,037

As of September 30, 2023, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2023	$291
2024	923
2025	813
2026	57
Total future minimum lease payments	2,084
Less: Interest	(200)
Present value of lease liabilities	$1,884

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Jelmyto	$25,204	$20,852	$65,833	$59,183

Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340b drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug, which are estimated based on the Company’s historical experience. Reserves related to items that are contractually able to be net settled are recognized as contra accounts receivable while other remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for period ended of September 30, 2024 (in thousands):

	Reserves related to government sponsored programs	Medicare refunds for discarded drug reserve	Other reserves	Total accrued sales reserves
Balance as of December 31, 2023	$1,062	$3,451	$1,458	$5,971
Accruals	9,833	3,113	7,703	20,649
Utilizations	(10,206)	—	(7,219)	(17,425)
Balance as of September 30, 2024	$689	$6,564	$1,942	$9,195

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

Note 14 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of September 30, 2024 and December 31, 2023. The Company had 42.2 million and 32.5 million ordinary shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since the Company's inception, the Board has not declared any dividends.

ATM Sales Agreement

In December 2019, the Company entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”) pursuant to which the Company  may from time to time offer and sell the Company's ordinary shares having an aggregate offering price of up to $100.0 million.

During the first quarter of 2024, the Company sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to the Company after deducting sales commissions to TD Cowen were approximately $54.7 million. The remaining capacity under the ATM Sales Agreement was approximately $27.3 million as of September 30, 2024. The shares will be offered and sold pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Fred Cohen, M.D., a director of the Company at the time, purchased 1,572,327 of the Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen is the Chair and Chief Investment Officer of Monograph.

Underwritten Public Offering

On June 17, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on June 20, 2024. The gross proceeds to the Company from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants  may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On July 18, 2024, the Company completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds to the Company of $16.1 million before deducting underwriting discounts and commissions and offering expenses paid by the Company of $1.0 million.

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

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan was 1,400,000. On January 1, 2018, the share reserve increased by 250,167 shares to 1,650,167 shares. On October 12, 2018, the Company increased the number of ordinary shares authorized for issuance under the 2017 Plan by 1,900,000 shares to 3,550,167 shares. On June 8, 2020, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 3,950,167 shares. On June 7, 2021, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 4,350,167 shares. On June 8, 2022, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 4,750,167 shares. On September 7, 2023, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 450,000 shares to a total share reserve of 5,200,167 shares. On August 6, 2024 the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 800,000 shares to a total of 6,000,167 shares.

In May 2019, the Company adopted the UroGen Pharma Ltd. 2019 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, the Company is authorized to issue up to 900,000 ordinary shares pursuant to inducement awards. The only persons eligible to receive grants under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. In December 2021, the Board approved an increase to the number of shares authorized for issuance under the Inducement Plan of 300,000 shares. In June 2024, the Board approved an increase to the number of shares authorized for issuance under the Inducement Plan of 600,000 shares to a total of 1,800,000 shares.

As of September 30, 2024, 3,961,302 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 1,853,992 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development expenses	$579	$415	$1,691	$1,436
Selling, general and administrative expenses	2,910	1,809	8,114	5,296
Total share-based compensation expense	$3,489	$2,224	$9,805	$6,732

The total unrecognized compensation cost of options and RSUs at September 30, 2024 is $15.1 million with a weighted average recognition period of 1.82 years.

Note 16 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of September 30, 2024, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2023, 2022 and 2021, and for the nine months ended September 30, 2024. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $3.2 million as of September 30, 2024, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2024, the Company’s liability for uncertain tax positions includes $1.2 million of accrued interest and penalties.

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

Note 17 – Related Parties

There were no related party transactions for the nine months ended September 30, 2024. See Note 14 for discussion regarding an affiliated investor in the private placement transaction for the nine months ended  September 30, 2023.

Note 18 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of  September 30, 2024 and December 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

The Company received from Teva Pharmaceuticals, Inc. (“Teva”), a Paragraph IV Certification Notice Letter dated February 20, 2024, providing notification that Teva submitted an abbreviated new drug application ("ANDA") to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. On April 2, 2024, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiry of such patents. The Company stipulated to the dismissal of Teva Pharmaceutical Industries, Ltd. without prejudice and the action continues against the other two Teva entities. If the Company is unsuccessful in securing the requested court relief, Jelmyto may be subject to immediate competition from an FDA approved generic product after regulatory exclusivity for Jelmyto expires in April 2027.

Separation Agreement

On June 26, 2024, the Company entered into a separation agreement with Jeff Bova, the Company’s former Chief Commercial Officer, which sets forth the terms of Mr. Bova's termination of employment with the Company, effective as of September 30, 2024. The arrangement includes cash severance, a pro rata portion of the target annual bonus for calendar year 2024, and partial acceleration of share-based compensation. The Company recognized $1.1 million within selling, general and administrative expenses during the nine months ended September 30, 2024 in relation to this arrangement.

Leases

See Note 11 for further discussion regarding lease commitments.

Note 19 – Subsequent Events

On October 7, 2024, the Company entered into a separation and consulting agreement with Don Kim, pursuant to which Mr. Kim resigned from his positions as the Company’s Chief Financial Officer, principal financial officer and principal accounting officer, effective October 8, 2024. The arrangement includes cash severance and target annual bonus for calendar year 2024 of approximately $0.5 million, which will be recognized in the fourth quarter of 2024, as well as a post-separation consulting arrangement. Mr. Kim's outstanding share-based awards will remain eligible for continued vesting during the post-separation consulting period.

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

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved product Jelmyto (mitomycin) for pyelocalyceal solution, and our investigational candidate, UGN-102 (mitomycin) for intravesical solution, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”), respectively. In addition, our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we intend to study as a combination therapy with multiple agents.

If approved, UGN-102 would become the first U.S. Food and Drug Administration ("FDA") approved medicine for low-grade intermediate risk NMIBC. We estimate that the annual treatable population of low-grade intermediate risk NMIBC is approximately 82,000, of which approximately 23,000 are estimated to be newly diagnosed and 59,000 are estimated to be recurrent patients. We estimate that the total addressable market opportunity for UGN-102 in low-grade intermediate risk NMIBC is potentially over $5.0 billion, assuming an expected pricing range of $16,000 to $19,000 per dose.

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

Jelmyto

On April 15, 2020, the FDA approved our new drug application (“NDA") for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It has been designed to prolong exposure of upper urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto expired on April 15, 2023, however, Orphan Drug exclusivity extends until April 15, 2027. Additionally, the main patents that protect Jelmyto in the United States are set to expire in January 2031. These patents are listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by seven regional business director positions, who are in turn supported by seven regional operations manager positions. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto service line. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 90 colleagues.

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

In each of the first three fiscal years beginning after the initiation of our commercial launch of Jelmyto in June 2020, we experienced a moderate decline in revenue during the third quarter from the preceding quarter. We believe this result was primarily attributable to the nature of low-grade disease, which does not require immediate treatment and therefore we believe there could be an impact in the summer months. However, we did not observe this trend in 2024 and therefore cannot say with confidence whether this seasonality trend will continue in future periods. Moreover, our future Jelmyto revenue will be impacted by various factors and we expect our Jelmyto revenue to fluctuate quarter-to-quarter for the foreseeable future.

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

In August 2024, we completed the submission of the rolling NDA for UGN-102. In October 2024, the FDA accepted our NDA for UGN-102 (mitomycin) for intravesical solution and assigned a Prescription Drug User Fee Act ("PDUFA") goal date of June 13, 2025. We anticipate, and are preparing for, an FDA advisory committee meeting. We expect to receive notification from the FDA in early 2025 regarding such meeting. If approved, UGN-102 would become the first FDA-approved medicine for the treatment of low-grade intermediate-risk NMIBC.

UGN-103 (mitomycin) for intravesical solution and UGN-104 (mitomycin) for pyelocalyceal solution

In January 2024 we entered into a licensing and supply agreement with medac Gesellschaft für klinische Spezialpräparate m.b.H. (“medac”) to develop UGN-103 and UGN-104 which are intended to be a next-generation formulation of UGN-102 and Jelmyto, respectively, that combine medac’s proprietary 80 mg mitomycin formulation with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience. In April 2024, we announced that the FDA accepted our Investigational New Drug Application ("IND") for UGN-103 and we initiated our Phase 3 UTOPIA trial, a single-arm, multicenter study that will evaluate the efficacy and safety of UGN-103 in low-grade intermediate risk NMIBC. We plan to enroll 87 patients in the UTOPIA trial, with patients receiving 75 mg of UGN-103 via intravesical instillation once a week for six weeks. Efficacy will be assessed by the complete response rate at the three-month visit. Patients who have a complete response at the three-month visit, defined as having no detectable disease in the bladder, will enter the follow-up period of the study. Patients will remain on study until disease recurrence, disease progression, death, or the last patient completes 12 months of follow-up (i.e., 15 months after the first instillation), whichever occurs first. In October 2024, we announced the first patient dosed in the UTOPIA trial. An NDA submission is projected for the first half of 2026, followed by a standard review period and potential approval and, if approved, the commercial launch in the first half of 2027. We also plan to initiate a Phase 3 trial of UGN-104 in low-grade UTUC in early 2025.

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 monoclonal antibody, which we intend to study as a combination therapy with multiple agents. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapies.

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

The first combination we are investigating clinically involves the sequential use of UGN-201 (imiquimod), a toll like receptor 7 ("TLR 7") agonist, and UGN-301 in high-grade NMIBC. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. The second combination we are investigating clinically involves the sequential administration of gemcitabine and UGN-301 to the bladder in high-grade NMIBC. Enrollment of patients in this arm investigating the combination of UGN-301 and gemcitabine is complete. Gemcitabine is a chemotherapy that is used intravesically to treat high grade NMIBC where it is administered as a liquid formulation. We believe these two combinations could elicit both an innate and adaptive immune response, which may translate into a long-lasting acquired immune response, and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. We are investigating these combinations to determine if they may make local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilizes a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and enrollment is nearing completion. Safety and dosing data from the first arm evaluating UGN-301 as monotherapy will be presented in late 2024.

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

Components of Operating Results

Revenue

During the three and nine months ended September 30, 2024, we recognized $25.2 million and $65.8 million of revenue, respectively, from sales of our product, Jelmyto.

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

The following table provides a breakout of expenses by major cost type:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Personnel, facility and equipment, and other overhead costs	$12,320	$12,178
Clinical and other development costs	29,930	22,134
Total	$42,251	$34,312

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

Other than Jelmyto, which was approved by the FDA in April 2020, we have not received approval of any of our product candidates. UGN-102, UGN-103, UGN-104 and UGN-301 are still in clinical development. As such, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue	$25,204	$20,852	$4,352
Cost of revenue	2,453	2,367	86
Gross profit	22,751	18,485	4,266
Operating expenses:
Research and development	11,355	10,230	1,125
Selling and marketing	17,780	12,597	5,183
General and administrative	11,161	9,158	2,003
Total operating expenses	40,296	31,985	8,311
Operating loss	(17,545)	(13,500)	(4,045)
Financing on prepaid forward obligation	(5,915)	(5,479)	(436)
Interest expense on long-term debt	(2,721)	(3,815)	1,094
Interest and other income, net	2,599	906	1,693
Loss before income taxes	(23,582)	(21,888)	(1,694)
Income tax expense	(91)	9	(100)
Net loss	$(23,673)	$(21,879)	$(1,794)

Revenue

Revenue was $25.2 million and $20.9 million for the three months ended September 30, 2024 and 2023, respectively. The increase in revenue of $4.3 million primarily reflects the increased volume of sales of Jelmyto, including CREATES Act sales of $2.6 million in the third quarter of 2024, compared to $1.1 million of CREATES Act sales in the third quarter of 2023. The increase in volume of sales of Jelmyto was partially offset by higher revenue reserves primarily driven by estimated Medicare refunds for discarded drugs.

Cost of Revenue

Cost of revenue was $2.5 million and $2.4 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $0.1 million is primarily attributable to the increased volume of sales of Jelmyto, partially offset by certain nonrecurring payments made in connection with our supply arrangement in the prior year.

Research and Development Expenses

Research and development expenses were $11.4 million and $10.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.2 million is primarily attributable to higher costs related to the initiation of the Phase 3 UTOPIA trial for UGN-103, partially offset by lower UGN-102 clinical trial costs and costs related to the research into ingredient scale-up and production efficiency for Jelmyto.

Selling and Marketing Expenses

Selling and marketing expenses were $17.8 million and $12.6 million for the three months ended September 30, 2024 and 2023, respectively. The increase in selling and marketing expenses of $5.2 million is primarily attributable to UGN-102 brand marketing costs as well as an increase in overall commercial operation costs related to the planned expansion of the sales force and incentive compensation, meetings, conferences, and trainings.

General and Administrative Expenses

General and administrative expenses were $11.2 million and $9.2 million for the three months ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses of $2.0 million is primarily attributable to higher compensation expenses, expenses related pre-commercialization readiness support related to UGN-102, general third-party advisory services, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $5.9 million and $5.5 million for the three months ended September 30, 2024 and 2023, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW Investments (“RTW"), which are based on a percentage of revenues. The increase in financing on prepaid forward obligation of $0.4 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $2.7 million and $3.8 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $1.1 million was primarily attributable to the decrease in the margin interest rate and the related impact to amortization of the discount on the Pharmakon loan as a result of the amended and restated loan agreement in March 2024.

Interest and Other Income, Net

Interest and other income, net was $2.6 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $1.7 million in interest and other income, net was primarily due to higher cash and investment balances.

Comparison of the nine months ended September 30, 2024 and 2023

The following table sets forth our results of operations for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue	$65,833	$59,183	$6,650
Cost of revenue	6,410	7,075	(665)
Gross profit	59,423	52,108	7,315
Operating expenses:
Research and development	42,251	34,312	7,939
Selling and marketing	53,751	40,670	13,081
General and administrative	32,545	28,053	4,492
Total operating expenses	128,547	103,035	25,512
Operating loss	(69,124)	(50,927)	(18,197)
Financing on prepaid forward obligation	(17,348)	(16,047)	(1,301)
Interest expense on long-term debt	(8,629)	(11,129)	2,500
Interest and other income, net	5,922	1,941	3,981
Loss before income taxes	(89,179)	(76,162)	(13,017)
Income tax expense	(183)	(66)	(117)
Net loss	$(89,362)	$(76,228)	$(13,134)

Revenue

Revenue was $65.8 million and $59.2 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in revenue of $6.6 million primarily reflects the increased volume of sales of Jelmyto, including CREATES Act sales of $2.8 million for the nine months ended September 30, 2024, compared to $2.0 million of CREATES Act sales in same period in 2023.

Cost of Revenue

Cost of revenue was $6.4 million and $7.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $0.7 million is primarily attributable to certain nonrecurring payments made in connection with our supply arrangement in the prior year, lower shipping and warehousing costs, and a decrease in the Jelmyto unit cost.

Research and Development Expenses

Research and development expenses were $42.3 million and $34.3 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $8.0 million is primarily attributable to higher manufacturing costs, which are recognized as research and development expense prior to our product candidates receiving FDA approval, and regulatory related expense in connection with UGN-102 as well as research and development expenses, in connection with the Phase 3 UTOPIA trial for UGN-103, partially offset by lower UGN-102 clinical trial costs and costs related to the research into ingredient scale-up and production efficiency for Jelmyto.

Selling and Marketing Expenses

Selling and marketing expenses were $53.8 million and $40.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in selling and marketing expenses of $13.1 million is primarily attributable to UGN-102 brand marketing costs as well as an increase in overall commercial operation costs including compensation, advisory, meetings, conferences, trainings and software costs.

General and Administrative Expenses

General and administrative expenses were $32.5 million and $28.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in general and administrative expenses of $4.4 million is primarily attributable to higher compensation expenses, communication expenses related to UGN-102, third-party advisory services, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $17.3 million and $16.0 million for the nine months ended September 30, 2024 and 2023, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The increase in financing on prepaid forward obligation of $1.3 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $8.6 million and $11.1 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $2.5 million was primarily attributed to the decrease in the margin interest rate and the related impact to amortization of the discount on the Pharmakon loan as a result of the amended and restated loan agreement in March 2024.

Interest and Other Income, Net

Interest and other income, net was $5.9 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $4.0 million in interest and other income, net was primarily due to higher cash and investment balances.

Liquidity and Capital Resources

As of September 30, 2024, we had $254.2 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through September 30, 2024, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon.

ATM Sales Agreement

In December 2019, we entered into the ATM Sales Agreement with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million.

In the first quarter of 2024, we sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to us after deducting sales commissions to TD Cowen were approximately $54.7 million. We did not sell any ordinary shares under the ATM Sales Agreement in the three months ended September 30, 2024. The remaining capacity under the ATM Sales Agreement was approximately $27.3 million as of September 30, 2024. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

Prepaid Forward Agreement

In March 2021, we entered into a prepaid forward agreement with RTW, pursuant to which RTW agreed to provide us with an upfront cash payment of $75.0 million to support the launch of Jelmyto and the development of UGN-102, and we agreed to provide RTW with tiered future payments based on global annual net product sales of Jelmyto and, subject to FDA approval, UGN-102, UGN-103 and UGN-104. In May 2021, following the receipt of necessary regulatory approvals, we received the $75.0 million prepaid forward payment ($72.4 million net of transaction costs) from RTW.

Pharmakon Loan Agreement

On March 7, 2022, we entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million will become available at our option no later than August 29, 2025, subject to (i) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (ii) the satisfaction of customary bring down conditions and deliverables.

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

Underwritten Public Offering

On June 17, 2024, we entered into the Underwriting Agreement with the Underwriters, relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on June 20, 2024. The gross proceeds from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and estimated offering expenses of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On July 18, 2024, we completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds of $16.1 million before deducting underwriting discounts and commissions and offering expenses of $1.0 million.

We have incurred losses since our inception and negative cash flows from our operations, and as of September 30, 2024 we had an accumulated deficit of $768.7 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to raise additional capital to fund our operations, produce cash inflows from Jelmyto product sales and advance UGN-102 through regulatory approval. Based on our cash, cash equivalents and marketable securities as of September 30, 2024, together with management’s cash flow projections, we believe we have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report. We may need to raise additional capital in the future. There can be no assurances that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, or reduce our product development, commercialization efforts or other operations.

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

The total obligation for future minimum lease payments under our operating leases is $1.1 million as of September 30, 2024. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

On March 7, 2022, we entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million will become available at our option no later than August 29, 2025, subject to (i) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (ii) the satisfaction of customary bring down conditions and deliverables.

All outstanding loans with Pharmakon accrue interest using a benchmark rate of 3-month SOFR plus 7.25% plus an additional adjustment of 0.26161%. All outstanding principal will be required to be repaid in four equal quarterly installments commencing in the second quarter of 2026, with a one-year extension possible upon FDA approval of an NDA for UGN-102 by June 30, 2025. All outstanding loans with Pharmakon can be prepaid in whole at our discretion, at any time, subject to prepayment premiums and make-whole amounts.

The obligations of UroGen Pharma, Inc., as the borrower under the loan agreement (the "Borrower") are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other guarantor parties thereto and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

On June 26, 2024, we entered into a separation agreement with Jeff Bova, our former Chief Commercial Officer, which sets forth the terms of Mr. Bova's termination of employment, effective as of September 30, 2024. The arrangement includes cash severance, a pro rata portion of the target annual bonus for calendar year 2024, and partial acceleration of share-based compensation. We recognized $1.1 million during the nine months ended September 30, 2024 in relation to this arrangement. On October 7, 2024, we entered into a separation and consulting agreement with Don Kim, pursuant to which Mr. Kim resigned from his positions as our Chief Financial Officer, principal financial officer and principal accounting officer, effective October 8, 2024. The arrangement includes cash severance and target annual bonus for calendar year 2024 of approximately $0.5 million, which will be recognized in the fourth quarter of 2024, as well as a post-separation consulting arrangement. Mr. Kim's outstanding share-based awards will remain eligible for continued vesting during the post-separation consulting period.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(83,147)	$(63,380)
Investing activities	(81,234)	10,391
Financing activities	194,548	116,891
Net change in cash and cash equivalents	$30,167	$63,902

Operating Activities

Net cash used in operating activities was $83.1 million during the nine months ended September 30, 2024, compared to $63.4 million during the nine months ended September 30, 2023. The $19.7 million increase was attributable primarily to higher net loss driven by increased operating expenses such as regulatory and brand marketing costs related to UGN-102, as well as timing of certain accruals.

Investing Activities

Net cash used in investing activities was $81.2 million during the nine months ended September 30, 2024, compared to net cash provided by investing activities of $10.4 million during the nine months ended September 30, 2023. The net change of $91.6 million is attributable primarily to additional investment in marketable securities in 2024 as compared to 2023.

Financing Activities

Net cash provided by financing activities was $194.5 million during the nine months ended September 30, 2024, compared to $116.9 million during the nine months ended September 30, 2023. The increase of $77.6 million is attributable primarily to proceeds from the issuance of ordinary shares under the ATM Sales Agreement, the underwritten public offering and the issuance of debt related to the third tranche of the Pharmakon loan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of September 30, 2024, we had $254.2 million in cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts and marketable securities such as debt instruments of the U.S. government-sponsored agencies and the U.S. Treasury, and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on September 30, 2024, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2024 or 2023.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2023 by a total of 2.4%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the nine months ended September 30, 2024, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings.

On April 2, 2024, UroGen Pharma Ltd. filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing market entry of a generic product from Teva prior to the expiry of such patents. The Company stipulated to the dismissal of Teva Pharmaceutical Industries, Ltd. without prejudice and the action continues against the other two Teva entities. Both patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for Jelmyto. The lawsuit follows an Abbreviated New Drug Application filed by Teva Pharmaceuticals, Inc., which seeks authorization from the FDA to manufacture, use or sell a generic version of mitomycin for pyelocalyceal solution, 40 mg/vial in the United States before the expiry of the two patents referenced above.

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

•	The data from our pivotal Phase 3 ENVISION trial and supporting ATLAS and OPTIMA II trials may be insufficient to support regulatory approval of UGN-102.

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

•

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-103, UGN-104, UGN-201, and UGN-301 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102, UGN-103, UGN-104 and UGN-201, if approved, as well as any approved product that includes UGN-301. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-103, UGN-104, UGN-201 or UGN-301 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur significant losses and negative cash flows for the foreseeable future, which makes it difficult to assess our future viability.*

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $102.2 million for the year ended December 31, 2023 and a net loss of $23.7 million for the quarter ended September 30, 2024. As of September 30, 2024 we had an accumulated deficit of $768.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We may require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of September 30, 2024, we had cash and cash equivalents and marketable securities of $254.2 million. To fund our operations and develop our product candidates and commercialize Jelmyto, we have relied primarily on equity and debt financings and, following the launch of Jelmyto in June 2020, revenue generated from sales of Jelmyto.

In December 2019, we entered into the ATM Sales Agreement with TD Cowen pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. As of September 30, 2024, $27.3 million remain available for sale under the ATM Sales Agreement.

In March 2021, we announced the RTW Transaction with RTW totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and UGN-102, if approved.

On March 7, 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the Borrower, and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ("Guarantors" and, collectively with UroGen Pharma Ltd. and Borrower, "Credit Parties"), entered into a loan agreement with funds managed by Pharmakon, including BPCR Limited Partnership (as a "Lender"), BioPharma Credit Investments V (Master) LP (as a Lender), and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make term loans to the Borrower in an aggregate principal amount of up to $100.0 million (the “Initial Term Loans”) to be funded in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million will become available at our option no later than August 29, 2025, subject to (i) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (ii) the satisfaction of customary bring down conditions and deliverables.

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

Our indebtedness resulting from our loan agreement with Pharmakon could adversely affect our financial condition or restrict our future operations.*

In March 2022, we entered into a loan agreement with Pharmakon pursuant to which the Lenders funded the Initial Term Loans to the Borrower in an aggregate principal amount of $100.0 million in two tranches. In March of 2024, we amended and restated the loan agreement, pursuant to which the Lenders agreed to make additional term loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million will become available at our option no later than August 29, 2025, subject to (i) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (ii) the satisfaction of customary bring down conditions and deliverables. There is no assurance that the additional term loans will become available.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Jelmyto and any future product candidates will be harmed.*

Our sales force has only promoted Jelmyto since its launch in June 2020. In addition, Jelmyto is the first drug approved by the FDA for the treatment of low-grade UTUC. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing Jelmyto for the treatment of low-grade UTUC to physicians and nurses. In addition, we must train our sales force to ensure that a consistent and appropriate message about Jelmyto is being delivered to our customers. We generally manage and deploy our sales force by geographic coverage across the United States. Lack of coverage due to turnover of personnel, and/or inability to identify and integrate additional personnel would have a negative impact on our ability to engage with physicians and other stakeholders. If we are unable to effectively train, deploy and retain our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate customers about the benefits and risks of Jelmyto, any future product candidates, and their proper administration, our efforts to successfully commercialize Jelmyto and any future product candidates could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AADi, LLC, Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., enGene Holdings, Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, Janssen, Merck Sharp & Dohme Corp, Pfizer, Prokarium, Protara Therapeutics, Roche, Samyang Biopharma, Steba Biotech Ltd., SURGE Therapeutics, Viralytics Limited and Vyriad. We are aware that Ferring Pharmaceuticals is marketing Adstiladrin, approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC, and that in 2024 the FDA approved ImmunityBio's product ANKTIVA for the treatment of BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are also aware there are companies among this list conducting clinical trials in various phases in the same indications in which we are developing products. In addition, we received from Teva a Paragraph IV Certification Notice Letter in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. See Part II, Item 1. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto, Jelmyto may be subject to immediate competition from FDA approved generic entrants after orphan drug exclusivity for Jelmyto expires in April 2027.

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

While the FDA accepted our NDA for UGN-102 in October 2024, there is no guarantee that the FDA will eventually approve UGN-102 for the indication and patient population that we request or approve the labeling that we believe is necessary or desirable for the successful commercialization of UGN-102, as the FDA has the authority to refuse to approve NDAs for a variety of reasons. Additionally, the FDA or other comparable foreign regulatory authorities may also require a panel of experts, referred to as an advisory committee, to deliberate on the adequacy of the safety and efficacy data to support approval of UGN-102. We currently anticipate that the FDA will require an advisory committee for UGN-102. The opinion of the advisory committee, although not binding, may have a significant impact on our ability to obtain approval for UGN-102 based on the completed clinical trials, as the FDA or comparable foreign regulatory authorities often adheres to the advisory committee’s recommendations. However, even if the advisory committee provides a positive recommendation, there is no guarantee that the FDA will follow the advisory committee’s recommendations and there are numerous examples of the FDA departing from the recommendations of its advisory committee. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

The success of our product candidates is subject to significant risks and uncertainties, including risks associated with successfully completing current and future clinical trials, such as:

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

•	our ability to demonstrate meaningful clinical or other benefits which outweigh any safety or other perceived risks, through the completion of our clinical trials for our product candidates;

•	the FDA’s decision to schedule an advisory committee meeting, and to conduct such meeting, in a timely manner to evaluate and make a recommendation regarding our NDA for UGN-102;

•	if an advisory committee meeting is scheduled, the outcome of remains uncertain and it is possible that the advisory committee will have an adverse or split recommendation with respect to our applications to market UGN-102 and our other product candidates in the United States;

•

if applicable, even if FDA’s advisory committee recommends approval of our applications to market UGN-102 and our other product candidates in the United States, without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions, the FDA is not bound by the advisory committee’s recommendation and there are a number of instances where the FDA has voted against the recommendations of advisory committees;

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

The data from our pivotal Phase 3 ENVISION trial and supporting ATLAS and OPTIMA II trials may be insufficient to support regulatory approval of UGN-102.*

On July 27, 2023, we announced that UGN-102 met its primary endpoints in the Phase 3 ATLAS and ENVISION trials. Additionally, on June 13, 2024, we announced positive secondary endpoint DOR data from the Phase 3 ENVISION. The primary and secondary endpoints data from the ENVISION trial may not be sufficient to satisfy the regulatory threshold for approval, or we may receive other data that negatively impacts the efficacy and safety profile of UGN-102.

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

We have not yet completed submission of our NDA for certain product candidates in our pipeline, and we may be delayed in obtaining or fail to obtain such regulatory approvals and to commercialize our product candidates.*

The process of developing, obtaining regulatory approval for and commercializing our product candidates is long, complex, costly and uncertain, and delays or failure can occur at any stage. The research, testing, manufacturing, labeling, marketing, sale and distribution of drugs are subject to extensive and rigorous regulation by the FDA and foreign regulatory agencies, as applicable. These regulations are agency-specific and differ by jurisdiction. We are not permitted to market any product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory agencies in such countries. To gain approval of an NDA or other equivalent regulatory approval, we must provide the FDA or relevant foreign regulatory authority with nonclinical and clinical data that demonstrates the safety and efficacy of the product for the intended indication.

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

These risks and uncertainties impact all our nonclinical programs that we pursue. If we are unsuccessful in advancing our nonclinical product candidates into clinical trials in a timely fashion, our business may be harmed. Even if we are successful in advancing our nonclinical product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this Quarterly Report and our other filings with the SEC. Accordingly, we cannot assure you that we will be able to develop, obtain regulatory approval for, commercialize or generate significant revenue from our product candidates.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-103, UGN-104, UGN-201, and UGN-301 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102, UGN-103, UGN-104 and UGN-201, if approved, as well as any approved product that includes UGN-301. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-103, UGN-104, UGN-201 or UGN-301 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301 for our nonclinical studies and clinical trials, and expect to rely on third party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd, as our single-source supplier of mitomycin API for Jelmyto and UGN-102. We currently rely on Cenexi-Laboratories Thissen s.a. for the mitomycin contained in Jelmyto and UGN-102. We depend on Isotopia Molecular Imaging Ltd. as our single contracted suppliers for the hydrogel contained in Jelmyto and UGN-102. We also currently depend on a single source supplier for imiquimod for UGN-201 and zalifrelimab for UGN-301. We have entered into a supply agreement with medac, and pending successful completion of development we will depend on medac as our supplier for the mitomycin contained in UGN-103 and UGN-104. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and the development of UGN-102. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to manufacture our drug components or purchase required raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of September 30, 2024, we had 217 employees, of whom 40 are based in Israel and 177 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

Certain of our clinical trials operate outside the U.S. and certain of our research and development facilities and key vendors and suppliers are located in Israel. If any of these current or future trials or the related facilities or our vendors' and suppliers' facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemic, power outages or otherwise, or if performance of our clinical trials are disrupted for any other reason, such an event could cause significant development and product delays. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services ("HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act. Beginning on January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds will generally be based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. Further, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through TD Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering”. As of September 30, 2024, $27.3 million remain available for sale under the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. For example, effective in 2022, the U.S. Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the current period and requires U.S. taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. Although Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that Congress will take any action with respect to this provision. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expenses.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of September 30, 2024, we had 40 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty of up to 36 days per year (and in some cases more) until they reach the age of 40 (and in some cases, up to the age of 45 or older). Since October 7, 2023, the Israeli Defense Force has called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of September 30, 2024, we had 217 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

10.1† **	Pre-Paid Forward Contract by and among the Registrant and RTW Investments ICAV for and on behalf of RTW Fund 2, dated as of March 18, 2021, as amended April 30, 2021 and August 14, 2024.

10.2	Separation Agreement between the Company and Don Kim, dated October 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38079), filed with the SEC on October 9, 2024).

10.3	Employment Agreement between the Company and Chris Degnan, dated October 7, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q (File No. 001-38079), filed with the SEC on October 9, 2024).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

November 6, 2024	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

November 6, 2024	By:	/s/ Chris Degnan
Chris Degnan
Chief Financial Officer (Principal Financial and Accounting Officer)