Form 10-K
period 2024-12-31
UroGen Pharma Ltd.
filed 2025-03-10
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 28, 2024 totaled approximately $675.1 million based on the closing price of the registrant’s ordinary shares on that day as reported by the Nasdaq Stock Market LLC. Such value excludes ordinary shares held by executive officers, directors and certain entities affiliated with directors as of June 28, 2024.

As of March 3, 2025, there were 46,094,352 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2024 are incorporated by reference into Part III of this report.

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

We maintain our books and records in U.S. dollars, and prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"), as issued by the Financial Accounting Standards Board.

The terms “shekel,” “Israeli shekel” and “NIS” refer to New Israeli Shekels, the lawful currency of the State of Israel, and the terms “dollar,” “U.S. dollar” and “$” refer to United States dollars, the lawful currency of the United States. All references to “shares” in this Annual Report refer to ordinary shares of UroGen Pharma Ltd., par value NIS 0.01 per share.

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

We may, in some cases, use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

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

•	Our indebtedness resulting from our loan agreement with Pharmakon Advisors, L.P. ("Pharmakon") could adversely affect our financial condition or restrict our future operations.
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

•

It may be difficult for us to profitably sell our product candidates that receive regulatory approval if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.

•	Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

Item 1. Business

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel® reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved product Jelmyto® (mitomycin) for pyelocalyceal solution, and our investigational candidates, UGN-102 (mitomycin) for intravesical solution, UGN-103 (mitomycin) for intravesical solution and UGN-104 (mitomycin) for pyelocalyceal solution, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) in the case of Jelmyto and UGN-104 and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”) in the case of UGN-102 and UGN-103. In addition, our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we are currently studying as both a monotherapy and combination therapy.

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

•

administering higher doses of an active drug than would otherwise be possible using standard water-based formulations. For instance, it is only possible to dissolve 0.5 mg of mitomycin in 1 mL of water, while it is possible to formulate up to 8 mg of mitomycin with 1 mL of RTGel; and

•	maintaining the active drug’s molecular structure and mode of action.

These characteristics of RTGel enable sustained release of mitomycin in the urinary tract for Jelmyto, UGN-102, UGN-103 and UGN-104. Further, RTGel may be particularly effective in the bladder and upper urinary tract where tumor visibility and access are challenging, and where there exists a significant amount of urine flow and voiding. We believe that these characteristics of RTGel may prove useful for the local delivery of active drugs to other bodily cavities in addition to the bladder and upper urinary tract.

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

Mitomycin’s mechanism of action is on the cancer cell’s DNA and has been demonstrated to be most effective when the cancer cell is in its S-phase, or synthesis phase, during which the DNA is replicated. Each cancer cell goes through various phases during the cell cycle. However, the cell cycle is not synchronized in all cancer cells, which means that at any given point in time only a portion of the cancer cells are at their S-phase, or susceptible to the instilled mitomycin. Increased dwell time, facilitated by our RTGel preparations Jelmyto, UGN-102, UGN-103 and UGN-104, is designed to increase cell killing in vitro when compared to aqueous solutions of mitomycin.

Our Pipeline

The following chart summarizes the current status of our pipeline:

Our current pipeline

URO-ONCOLOGY
UGN-102
Low-grade intermediate risk non-muscle invasive bladder cancer (LG-IR-NMIBC)
Nonclinical
Phase 1
Phase 2
Phase 3
Marketing Approval
PDUFA June 13, 2025
URO-ONCOLOGY
UGN-103
Low-grade intermediate risk non-muscle invasive bladder cancer (LG-IR-NMIBC)
Nonclinical
Phase 1
Phase 2
Phase 3
Enrolling
URO-ONCOLOGY
UGN-104
Low-grade upper tract urothelial cancer (LG-UTUC)
Nonclinical
Phase 1
Phase 2
Phase 3
1H 2025
IMMUNO-URO-ONCOLOGY
UGN-301 (Anti-CTLA-4)
High-grade non-muscle invasive bladder cancer (HG-NMIBC)
Nonclinical
Phase 1
Phase 2
Phase 3
IMMUNO-URO-ONCOLOGY
UGN-301 + UGN-201 (TLR 7 agonist)
High-grade non-muscle invasive bladder cancer (HG-NMIBC)
Nonclinical
Phase 1
Phase 2
Phase 3
IMMUNO-URO-ONCOLOGY
UGN-301 + gemcitabine
High-grade non-muscle invasive bladder cancer (HG-NMIBC)
Nonclinical
Phase 1
Phase 2
Phase 3

Active
Completed
Planned

UGN-102, UGN-103, UGN-104, UGN-301, and UGN-201 are investigational drugs in development. The safety and efficacy of these agents have not been established by any regulatory body including the FDA.

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

Limitations of Other Treatments for Low-Grade Upper Tract Urothelial Carcinoma

Before the approval of Jelmyto in April 2020, there were no drugs approved by the FDA for the treatment of low-grade UTUC, representing a significant unmet medical need. The current standard of care for the treatment of low-grade UTUC is radical nephroureterectomy ("RNU"), which is complete kidney and upper urinary tract removal. Recent advances in resection instrument technology have allowed physicians to treat patients with low-grade UTUC using endoscopic tumor resection, a kidney-sparing treatment, rather than nephroureterectomy followed by adjuvant chemotherapy, typically mitomycin, treatment. However, the specific anatomy and physiology of the upper urinary tract can impede the effectiveness of organ-sparing endoscopic tumor resection and instillation of adjuvant chemotherapy, leading to high recurrence rates. Patients often undergo multiple endoscopic resection procedures, which increases the probability of potential complications of resection, including perforation and ureteral stricture, or a narrowing of the ureter. Endoscopic tumor resection, which aims to be a kidney sparing surgical procedure, is conducted only in patients with low-grade disease and with limited tumor burden (unifocal tumor, low grade histology, less than 2 cm in greatest dimension). Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and other comorbidities such as cardiovascular disease, diabetes and pulmonary disease and may suffer further complications as a result of major surgery.

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

In December 2022, we presented new data from a follow-up study to the OLYMPUS trial designed to obtain long‐term data on Jelmyto. Based on data available for 16 of the 23 patients who had remained in CR at the end of the OLYMPUS study, the median duration of response in that subset of patients was 28.9 months. Thirteen patients remained in CR, two patients had recurrence of low grade‐UTUC on the same side as treated in OLYMPUS, and one patient underwent RNU due to ureteral stricture without evidence of UTUC at the time of surgery. No patient had progressed to high‐grade disease. In November 2024, we published results from a long-term follow-up study with Jelmyto evaluating 20 of the 41 patients from the OLYMPUS trial who achieved a CR after primary chemoablation with Jelmyto. The median duration of response in this subset of patients was 47.8 months. The study results are published online in the Journal of Urology.

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by eight regional business director positions, who are in turn supported by eight regional operations manager positions. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients and a key account director who engages with C-suite individuals to introduce a Jelmyto service line. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 100 representatives.

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

In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services ("CMS") established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code. CMS has granted Jelmyto a New Technology Ambulatory Payment Classification ("APC"), effective from October 1, 2023. We have also launched a registry to capture data and evaluate real world outcomes in patients with low-grade UTUC who have been or will be treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

Uro-Oncological Indications Targeted by Our Product Candidates

UGN-102 (mitomycin) for intravesical solution

UGN-102 is our sustained-release formulation of mitomycin that we are developing for the treatment of low-grade intermediate risk NMIBC. It is administered locally using standard urinary procedures utilizing a catheter inserted into the bladder, and is designed to persist in the bladder despite urine flow and bladder movement. Once instilled, UGN-102 converts into a semisolid gel form at body temperature. Subsequently, upon contact with urine, UGN-102 gradually dissolves and releases the active drug, mitomycin, over a period of several hours. In contrast, mitomycin in its current water-based formulation, is released at the time of first voiding, which is often less than an hour. We believe that the resulting significantly increased dwell time of mitomycin in the bladder prolongs exposure of mitomycin to the tumor tissue and therefore has the potential to chemoablate both visible and undetectable tumors. With regard to UGN-102, we own three issued U.S. patents and two issued patents in Europe. These issued patents are expected to expire in 2031. Moreover, we filed two new U.S. patent applications with the USPTO, that relate to compositions comprising UGN-102 and for the method of treating bladder cancer.

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

Bladder cancer accounts for approximately 90% to 95% of all new cases of urothelial cancer in the United States (estimated new cases in 2023 of 82,290). Bladder cancer is nearly three to four times more common in men than women, and is most commonly diagnosed in their 70s. Bladder cancers are described as non-muscle invasive or muscle-invasive based on how far into the wall of the bladder they have invaded. Non-muscle invasive bladder cancer ("NMIBC") can then be characterized as low, intermediate, or high risk and can also be characterized as low- or high-grade. Patients with low-grade intermediate risk NMIBC have frequent recurrences of disease that can be difficult to control using contemporary standards of care.

Low Grade Intermediate Risk Non-Muscle Invasive Bladder Cancer

NMIBC can be characterized as low, intermediate, or high risk, which is determined based on tumor grade and stage. Tumors are graded as low or high (approximately 70% of NMIBC patients have a tumor that is classified as low-grade). Low-grade intermediate risk NMIBC is defined as having one or two of following characteristics: a tumor larger than 3 cm, multiple tumors in the bladder and a recurrence in less than one year from the prior tumor.

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

Due to lack of treatment options to reduce recurrences in these patients, they are managed with repeat TURBT for each subsequent recurrence. We estimate, based upon a review of peer-reviewed and publicly available data, an addressable population of low-grade intermediate risk NMIBC patients of approximately 82,000 in the U.S. annually.

Limitations of Current Therapies for Low-Grade Non-Muscle Invasive Bladder Cancer

Recurrence is the primary threat for patients with low-grade NMIBC. Up to 70% of NMIBC patients experience at least one recurrence and low-grade intermediate risk NMIBC patients are even more likely to recur and face repeated TURBT procedures. Multiplicity, or number of tumors, tumor size and prior recurrence rate are the most important variables in determining the likelihood and potential severity of recurrence. The current standard of care for low-grade NMIBC is TURBT. The most common complications, risks and limitations of TURBT include:

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

In December 2022, we presented new data from a follow-up study to the OPTIMA II study designed to obtain long-term data on UGN-102 that shows median duration of response of 24.4 months based on available data for 15 out of 25 patients who achieved a CR in OPTIMA II. Seven patients remained in CR, six patients had recurrence of low-grade disease, one patient had progression to high-grade disease and one patient withdrew consent but remained in CR at the last evaluation prior to discontinuation. All patients were alive at the last contact, and five patients were known to have had post-study treatment with TURBT or fulguration.

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

In June 2024, we announced positive secondary endpoint duration of response (“DOR”) data from the Phase 3 ENVISION trial investigating UGN-102 for intravesical solution in patients with low-grade intermediate risk NMIBC. In the ENVISION trial, the 12-month DOR data by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of UGN-102 was 82.3% (95% CI, 75.9%, 87.1%). The ENVISION trial met its primary endpoint with patients having a 79.6% (73.9%, 84.5%) CR rate at three months after the first instillation of UGN-102. Among the patients in the ENVISION trial who achieved a CR at three months, 76.4% (69.8%, 82.3%) maintained a CR at 12 months. Among all 240 patients enrolled in the ENVISION trial, 60.8% (54.3%, 67.0%) were in CR at 12 months. In the ENVISION trial, DOR Kaplan-Meier estimates at 15 (n=43) and 18 (n=9) months were both 80.9% (95% CI, 73.9%, 86.2%) with a median follow-up time of 13.8 months after the 3-month CR. The ENVISION trial demonstrated a similar safety profile to that observed in the OPTIMA II and ATLAS trials, with treatment-emergent adverse events typically mild-to-moderate in severity. The ENVISION trial data was published online in The Journal of Urology in October 2024 and was included in the February 2025 print edition.

In March 2025, we announced updated 18-month DOR data from the Phase 3 ENVISION trial. The 18-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of UGN-102 remained consistent with the 12-month DOR data: 80.6% (95% CI, 74.0%, 85.7%) at 18-months (n=101) compared to 82.5% (76.1%, 87.3%) at 12-months (n=146). Median follow-up time was 18.7 months after the 3-month CR.

We also completed a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. As per the study design, patients in this study received six once-weekly intravesical instillations of UGN-102 with the initial treatment visit occurring at the investigative site and instillation performed by a qualified physician. Treatment visits two to six took place at the patient's home and instillations were performed by a properly trained and qualified home health professional. The primary endpoints of the study include safety and tolerability, discontinuations from at home study treatment and feedback from patients, home health professionals and investigators via standardized questionnaires. The study completed enrollment with a total of eight patients across four centers and all study visits for these enrolled patients have been completed. Preliminary results were reported through a press release in February 2023, finding that UGN-102 was suitable to administer at home by a visiting nurse under the supervision of a treating physician and resulted in 75% of patients achieving a CR, defined as no detectable disease three months after starting treatment. Patients, nurses and investigators also completed home instillation feasibility questionnaires. These standardized feasibility questionnaires highlighted that all eight patients preferred at-home to in-office treatment, and five of six patients recommended UGN-102 home instillation instead of TURBT. Home instillation was reported as feasible for visiting nurses, and three of four investigators considered at-home treatment “not different” than in-office treatment.

In October 2023, we announced our agreement with the FDA on plans for submission of an NDA for UGN-102 (mitomycin) for intravesical solution. The FDA indicated that the current clinical development plan for UGN-102, which includes evaluation of duration of CR at 12 months from the pivotal ENVISION trial, will support submission of an NDA for the treatment of low-grade intermediate risk NMIBC. The FDA also agreed that the UGN-102 NDA can utilize a rolling review, allowing for early submission of the Chemistry, Manufacturing and Controls ("CMC") sections of the NDA, which we submitted in January 2024. In August 2024, we completed the submission of the rolling NDA for UGN-102. In October 2024, the FDA accepted our NDA for UGN-102 (mitomycin) for intravesical solution and assigned a Prescription Drug User Fee Act ("PDUFA") goal date of June 13, 2025. We anticipate, and are preparing for, an FDA advisory committee meeting. If approved, UGN-102 would become the first FDA-approved medicine for the treatment of low-grade intermediate-risk NMIBC.

UGN-103 (mitomycin) for intravesical solution and UGN-104 (mitomycin) for pyelocalyceal solution

In January 2024, we entered into a licensing and supply agreement with medac Gesellschaft für klinische Spezialpräparate m.b.H. (“medac”) to develop UGN-103 and UGN-104, which are intended to be next-generation formulations of UGN-102 and Jelmyto, respectively, that combine medac’s proprietary 80 mg mitomycin formulation with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience. Medac has intellectual property protection for its proprietary mitomycin formulation technology expected through June 2035. In April 2024, we announced that the FDA accepted our Investigational New Drug Application ("IND") for UGN-103 and we initiated our Phase 3 UTOPIA trial, a single-arm, multicenter study that will evaluate the efficacy and safety of UGN-103 in low-grade intermediate risk NMIBC. We plan to enroll 87 patients in the UTOPIA trial, with patients receiving 75 mg of mitomycin via intravesical instillation once a week for six weeks. Efficacy will be assessed by the CR rate at the three-month visit. Patients who have a CR at the three-month visit, defined as having no detectable disease in the bladder, will enter the follow-up period of the study. Patients will remain on study until disease recurrence, disease progression, death, or the last patient completes 12 months of follow-up (i.e., 15 months after the first instillation), whichever occurs first. In October 2024, we announced the first patient dosed in the UTOPIA trial. An NDA submission is projected for 2026, followed by a standard review period and potential approval and, if approved, the commercial launch in 2027. In February 2025, the FDA accepted our IND for UGN-104. We plan to initiate a Phase 3 trial of UGN-104 in low-grade UTUC in the first half of 2025.

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

High-Grade Non-Muscle Invasive Bladder Cancer

High-grade NMIBC is a highly aggressive form of bladder cancer. TURBT followed by adjuvant intravesical immunotherapy with Bacillus of Calmette and Guerin ("BCG") is the current standard of care therapy for high-grade NMIBC. However, the high rates of recurrence and significant risk of progression to muscle-invasive tumors are particularly dangerous. Radical cystectomy, or surgical removal of the bladder, is strongly advocated in patients with BCG-unresponsive NMIBC (i.e., patients with BCG-refractory and BCG-relapsing tumors in whom further BCG therapy is not recommended) or for patients who cannot tolerate BCG. We estimate based upon a review of peer-reviewed and publicly available data that there are approximately 18,700 BCG-unresponsive patients in the U.S. annually.

Limitations of Current Therapies for High-Grade NMIBC

Six drugs have been approved for high-grade NMIBC, all used as adjuvant treatment: Thiotepa, which was approved in 1959, and is no longer used in practice; BCG, which was approved in 1989; Valstar® (valrubicin), which was approved in 1998; Keytruda® (pembrolizumab), which was approved by the FDA in 2020; Adstiladrin® (nadofaragene firadenovec-vncg), which was approved by the FDA in 2022 for BCG unresponsive carcinoma in situ ("CIS") and Anktiva® (nogapendekin alfa inbakicept-pmln) in combination with BCG, which was approved by the FDA in 2024 for BCG unresponsive CIS. However, despite the approvals of these novel treatments, recurrence and progression rates remain high.

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

Our Solution: UGN-301 (zalifrelimab) intravesical solution

We are exploring the use of immunotherapy for the treatment of high-grade NMIBC and have pursued a series of nonclinical studies to determine whether our proprietary RTGel technology might provide a method for delivering highly potent immunomodulators directly to the bladder surface, thereby avoiding toxicity associated with systemic administration. Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 antibody, which we intend to study as a single agent and as a combination therapy. CTLA-4 antibodies are seen as potentially potent and comprehensively acting immunomodulators due to the ability to stimulate cytotoxic T cells, while simultaneously inhibiting suppressive T-regulatory cells. When administered systemically, they have led to improved outcomes in patients suffering from advanced cancers. We believe that this approach leverages our unique drug delivery technology and provides an opportunity to evaluate intravesical delivery of UGN-301 in combination with other immuno-modulators, chemotherapies, gene therapy and innate immune stimulators.

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

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilizes a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and enrollment in all three of the current arms of the study are complete. Safety and dosing data from the first arm evaluating UGN-301 as monotherapy was presented in late 2024.

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

Expertise in developing proprietary formulations of drugs for clinical benefit. We focus on developing proprietary RTGel formulations of previously approved drugs and novel therapeutics which we are investigating, whose efficacy for a particular indication is limited by current formulations or routes of administration. Our expertise has enabled us to develop proprietary RTGel-based formulations for previously approved drugs and drugs in clinical development, including clinical-stage proprietary formulations of mitomycin and zalifrelimab. Our formulations are designed to significantly increase the dwell time and exposure of the drugs to the target sites and limit the need for urine retention, potentially providing enhanced clinical activity, reduced patient burden and increased patient compliance over existing formulations and modes of administration. We have a strong research and development team to advance our product candidates.

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

Strong intellectual property position. We have a robust intellectual property portfolio that includes 45 granted patents worldwide and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Australia and Korea. In the United States, we currently have 18 granted unexpired patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, including, inter alia, compositions comprising a Botulinum Toxin, UGN-201, UGN-301, the use of UGN-201 and UGN-301 and our other product candidates in development, including UGN-103 and UGN-104 that are under company research. These patents claim methods, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. Our issued patents are set to expire between 2025 and 2041, and our patent applications, if issued, are set to expire between 2031 and 2043.

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

In August 2024, we completed the submission of a rolling NDA for UGN-102. In October 2024, the FDA accepted our NDA for UGN-102 and assigned a PDUFA goal date of June 13, 2025. We believe that UGN-102 has the potential to be the first FDA-approved therapeutic option for the treatment of low-grade intermediate risk NMIBC patients.

Expand our uro-oncology product pipeline.

We believe that UGN-301 in combination with other potential agents could represent an option for the post-TURBT adjuvant treatment of high-grade NMIBC. In April 2022, we initiated a multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC. We believe that the combination treatments make local therapy a potentially more effective treatment option while minimizing systemic exposure and its potential side effects. In October 2024, we initiated a Phase 3 study to explore the safety and efficacy of UGN-103 in low-grade, intermediate risk NMIBC. We also plan to initiate a Phase 3 study in the first half of 2025 to explore the safety and efficacy of UGN-104 in low-grade UTUC. UGN-103 and UGN-104 combine medac’s proprietary mitomycin formulation technology with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience.

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

We are focused on driving growth through business development and geographic footprint expansion focusing on sustained nearer-term revenue growth, innovation, high unmet need and cost-effective value creation. We are seeking potential partnerships with leading academic institutions as well as other biotechnology and pharmaceutical companies. Such collaborations may allow us to obtain financial support and to capitalize on the expertise and resources of our potential partners, which could allow for new and improved versions of approved or clinical-stage drugs and could accelerate the development and commercialization of additional product candidates.

Intellectual Property

Our patent estate includes patents and patent applications with claims directed to our approved product, Jelmyto and our lead product candidate, UGN-102, as well as UGN-103 and UGN-104, a proprietary RTGel technology, local compositions comprising different active ingredients, including, inter alia, compositions comprising a Botulinum Toxin, UGN-201, UGN-301, the use of UGN-201 and UGN-301, and our future product candidates that are under company research.

In total, our IP portfolio includes 45 granted patents worldwide and more than 45 pending patent applications filed in the US, Europe, Israel, Japan, Canada, China, Australia and Korea. In the United States, we currently have 18 granted unexpired patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, a proprietary RTGel technology, various local compositions comprising different active ingredients, including, inter alia, compositions comprising a Botulinum Toxin, UGN-201, UGN-301, the use of UGN-201 and UGN-301 and our other product candidates in development, including UGN-103 and UGN-104 that are under company research. These patents claim methods, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. Our issued patents are set to expire between 2025 and 2041, and our patent applications, if issued, are set to expire between 2031 and 2043.

As noted earlier, companies are required as part of the NDA submission process to list patents with the FDA whose claims cover the applicant’s product. Accordingly, we have listed two patents for Jelmyto in the FDA’s Orange Book upon approval of Jelmyto for commercial sale, as part of the NDA process.

Our worldwide intellectual property portfolio includes patents and patent applications filed in many jurisdictions such as the US, Europe, Israel, Japan, Canada, China, Australia and Korea of which are expected to remain in effect until 2043, if allowed:

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

•

Composition comprising immunomodulators such as anti-CTLA4 (for example, zalifrelimab) for topical/intravesical administration as a monotherapy or a combo-therapy with immunomodulators or chemotherapy drugs.

•	Novel phospholipid drug analogs (new chemical entities) for treating cancer or infections.

•	Hydrogel for removal ureteral and renal stones.

In addition to patents, we have filed applications for trademark registration with the United States Patent and Trademark Office (the "USPTO"), as well as certain other international jurisdictions for Jelmyto ®, RTGel ® and UroGen ® and for certain other tradenames and logos. In addition, we have a registered trademark in the U.S. covering a stylized design of our UroGen Pharmaceutical logo.

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

Prior to Jelmyto, there were no approved drugs used to treat low-grade UTUC. Tumor resection surgeries are conducted in some cases of low-grade UTUC; however, complete kidney and upper urinary tract removal is the standard of care for recurring UTUC. We are aware of a company called ImPact Biotech with an IND granted in December 2020 that has initiated a Phase 3 study of padeliporfin for the treatment of adult patients with low-grade and unifocal high-grade UTUC. We do not know whether other competitors in the NMIBC space are already developing, or plan to develop, UTUC treatments. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in this industry. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, easier to administer or less costly than our product candidates.

The standard of care for treating low-grade NMIBC is repeated TURBT procedures. While effective, patients with low-grade intermediate risk NMIBC experience frequent recurrences and repeated surgical procedures. Mitomycin is sometimes used off-label as adjuvant treatment in the post-TURBT setting for low-grade NMIBC patients. However, off-label usage as a standard of care does not change the FDA’s approval criteria and does not suggest that FDA approval is more likely than for other investigational drugs. Companies such as Johnson & Johnson, CG Oncology, Aura Biosciences and LIPAC Oncology are conducting, or have recently conducted, clinical trials for product candidates for the treatment of low-grade intermediate risk NMIBC.

The standard of care for treating high-grade NMIBC patients is the TURBT procedure for papillary tumor resection, followed by post-operative adjuvant BCG. In the case of high-grade disease without papillary tumor (CIS), BCG is used alone as primary therapy. BCG was approved by the FDA in 1989, and since its approval, only four other drugs have been approved for high-grade NMIBC: Valstar, approved by the FDA in 1998; Keytruda, approved by the FDA in 2020; Adstiladrin, approved by the FDA in 2022 for BCG unresponsive CIS; and Anktiva, approved by the FDA in 2024, in combination with BCG for BCG unresponsive CIS. Valstar is indicated for patients with CIS who do not respond to BCG treatment and is rarely used. Keytruda was approved for CIS with or without papillary involvement for patients who do not respond to BCG treatment. Additionally, in January 2025 Johnson & Johnson announced the submission of their NDA for TAR-200 for the treatment of patients with BCG unresponsive high-risk NMIBC with CIS.

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

We are aware of several pharmaceutical companies that are developing drugs in the fields of urology and uro-oncology, such as AADi LLC, Aura Biosciences, Inc., Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., enGene Holdings, Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, ImPact Biotech, Johnson & Johnson, LIPAC Oncology, Merck Sharp & Dohme Corp, Pfizer, Prokarium, Protara Therapeutics, Roche, Samyang Biopharma, SURGE Therapeutics, Tyra Biosciences, Viralytics Limited and Vyriad. In addition, we face competition from existing standards of treatment, surgical tumor resection procedures. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care.

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

On February 25, 2024, we received a Paragraph IV Certification Notice Letter from Teva Pharmaceuticals, Inc. (“Teva”), providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069 each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. See Part I, Item 3. “Legal Proceedings” for additional discussion.

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

The Orphan Drug Act

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan Drug Designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and a waiver of the NDA application user fee.

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

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. The FDA’s NDA review times may differ based on whether the application is a standard review or priority review application. The FDA may give a priority review designation to drugs that are intended to treat serious conditions and provide significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has set the review goal of 10 months from the 60-day filing date to complete its initial review of a standard NDA for a New Molecular Entity ("NME") and make a decision on the application. For non-NME standard applications, the FDA has set the review goal of 10 months from the submission date to complete its initial review and to make a decision on the application. For priority review applications, the FDA has set the review goal of reviewing NME NDAs within six months of the 60-day filing date and non-NME applications within six months of the submission date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal and the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding the submission.

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

As a condition of receiving Medicaid coverage for prescription drugs, the Medicaid Drug Rebate Program requires manufacturers to calculate and report to CMS their Average Manufacturer Price ("AMP"), which is used to determine rebate payments shared between the states and the federal government and, for some multiple source drugs, Medicaid payment rates for the drug, and for drugs paid under Medicare Part B, to also calculate and report their average sales price, which is used to determine the Medicare Part B payment rate for the drug. In January 2016, CMS issued a final rule regarding the Medicaid Drug Rebate Program, effective April 1, 2016, that, among other things, revises the manner in which the AMP is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the ACA. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP for single-source and innovator multiple source drugs beginning January 1, 2024. Drugs that are approved under a biologics license application ("BLA"), or an NDA, including a 505(b)(2) NDA, are subject to an additional requirement to calculate and report the manufacturer’s best price for the drug and inflation penalties which can substantially increase rebate payments. For BLA and NDA drugs, the Veterans Health Care Act requires manufacturers to calculate and report to the Department of Veterans Affairs a different price called the Non-Federal AMP, offer the drugs for sale on the Federal Supply Schedule, and charge the government no more than a statutory price referred to as the Federal Ceiling Price, which includes an inflation penalty. A separate law requires manufacturers to pay rebates on these drugs when paid by the Department of Defense under its TRICARE Retail Pharmacy Program. Knowingly submitting false pricing information to the government could result in significant penalties and creates potential federal civil False Claims Act liability.

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

In the United States, decisions about reimbursement for new medicines under Medicare are made by CMS, as the administrator for the Medicare program. Private third-party payors often use CMS as a model for their coverage and reimbursement decisions, but also have their own methods and approval process apart from CMS’s determinations. Our experience to date has demonstrated coverage with CMS and commercial payors for Jelmyto, and we have established written policies with certain commercial providers. For example, in October 2020, a Medicare C-Code was issued for Jelmyto. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. CMS granted Jelmyto a New Technology APC, effective from October 1, 2023. A service is separately paid for under a New Technology APC until sufficient claims data have been collected to allow CMS to assign the procedure to a clinical APC group that is appropriate in clinical and resource terms. This generally occurs within two to three years from the time a new HCPCS code becomes effective. However, if CMS are able to collect sufficient claims data in less than two years, CMS may consider reassigning the service to an appropriate APC, or, if CMS does not have sufficient data at the end of three years upon which to base its reassignment to an appropriate clinical APC, CMS may keep the service in a New Technology APC until adequate data become available. Loss of our New Technology APC may result in Medicare beneficiaries losing access to Jelmyto in the hospital outpatient setting and Jelmyto becoming packaged into a comprehensive APC.

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

There have been judicial and Congressional challenges, as well as certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several U.S. Presidential executive orders. Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, on November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law. Effective January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds are based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high expenditure single-source drugs that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, the an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additional health reform measures may continue and affect our business in unknown ways, particularly given the recent change in administration. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Manufacturing, Supply and Production

We do not own or operate manufacturing facilities for the production of Jelmyto or our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active ingredients and finished products for Jelmyto and our nonclinical research and clinical trials. We have signed commercial supply agreements for Jelmyto with third-party vendors. We may negotiate additional commercial supply agreements for our product candidates UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301, or other back-up supply agreements with other third-party manufacturers for the commercial production of any of our product candidates that receives regulatory approval.

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

Marketing, Sales and Distribution

Our U.S. subsidiary, UroGen Pharma, Inc., was formed to support our U.S. development and potential commercialization efforts. Our commercial management team is comprised of experienced professionals in sales, sales operations, market access, marketing and medical affairs. In addition, we have established a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by eight regional business director positions, who are in turn supported by eight regional operations manager positions. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto service line. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 100 representatives.

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

Employees

As of January 31, 2025, we had 235 employees worldwide, 195 in the United States and 40 in Israel, many of whom hold advanced degrees. None of our employees are subject to a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our relationships with our employees good.

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

Corporate Information

Our legal and commercial name is UroGen Pharma Ltd., with registered offices at 9 Ha'Ta'asiya St., Ra'anana 4365007, Israel. We are a company organized under the laws of State of Israel. We were formed in 2004 with an indefinite duration. We are registered with the Israeli Registrar of Companies. Our principal executive offices are located at 400 Alexander Park Drive, 4th Floor, Princeton, NJ 08540. Our telephone number is (646)768-9780. Investors should contact us for any inquiries through the address and telephone number of our principal executive office. We maintain a web site at www.urogen.com. The reference to our website is an inactive textual reference only and the information contained in, or that can be accessed through, our website is not incorporated into this Annual Report.

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

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $126.9 million and $102.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $806.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

We believe that we will continue to expend substantial resources in the foreseeable future for the clinical development of our current product candidates or any additional product candidates and indications that we may choose to pursue in the future. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, and payments for third-party manufacturing and supply, as well as sales and marketing of any of our product candidates that are approved for sale by regulatory agencies. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our clinical-stage and nonclinical drug candidates and any other drug candidates that we may develop in the future. Other unanticipated costs may also arise.

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

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of December 31, 2024, we had cash and cash equivalents and marketable securities of $241.7 million. To fund our operations and develop our product candidates and commercialize Jelmyto, we have relied primarily on equity and debt financings and, following the launch of Jelmyto in June 2020, revenue generated from sales of Jelmyto.

In December 2019, we entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. As of December 31, 2024, $27.3 million remains available for sale under the ATM Sales Agreement.

In March 2021, we announced a transaction (the “RTW Transaction”) with RTW Investments ("RTW") totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of UGN-102. In return for the upfront cash payment, RTW is entitled to receive tiered future cash payments based on aggregate worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-102, UGN-103 and UGN-104.

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

In March 2022, we entered into a loan agreement with Pharmakon pursuant to which the Lenders funded the Initial Term Loans to the Borrower in an aggregate principal amount of $100.0 million in two tranches. In March of 2024, we amended and restated the loan agreement, pursuant to which the Lenders agreed to make additional term loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million will become available at our option no later than August 29, 2025, subject to (i) receiving FDA approval of an NDA for UGN-102 no later than June 30, 2025 and (ii) the satisfaction of customary bring down conditions and deliverables. There is no assurance that the additional term loan will become available.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity, convertible debt or debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. Other than the fourth tranche that may become available under the loan agreement with Pharmakon, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM Sales Agreement, your ownership interest in us will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as an ordinary shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring and distributing dividends, and may be secured by all or a portion of our assets.

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

Jelmyto has been administered only to a limited number of patients and in limited populations in clinical studies, including our positive pivotal Phase 3 OLYMPUS clinical trial for the treatment of adult patients with low-grade UTUC. While the FDA granted approval of Jelmyto based on the data included in the NDA, including data from the Phase 3 OLYMPUS clinical trial, and we have subsequently presented new long-term data from the OLYMPUS trial, we do not know whether the results when a larger number of patients and a broader population are exposed to Jelmyto, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of Jelmyto that served as the basis for the approval of Jelmyto. New data relating to Jelmyto, including from spontaneous adverse event reports and post-marketing studies in the United States, other ongoing clinical studies and the ongoing uTRACT Jelmyto Registry to evaluate real world experience and outcomes of patients with low-grade UTUC treated with Jelmyto in the United States may result in changes to the product label and may adversely affect sales, or result in withdrawal of Jelmyto from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Jelmyto and any future product candidates will be harmed.

Our sales force has only promoted Jelmyto since its launch in June 2020. In addition, Jelmyto is the first drug approved by the FDA for the treatment of low-grade UTUC. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing Jelmyto for the treatment of low-grade UTUC to physicians and nurses. In addition, we must train our sales force to ensure that a consistent and appropriate message about Jelmyto is being delivered to our customers. We generally manage and deploy our sales force by geographic coverage across the United States. Open coverage due to turnover of personnel, and/or inability to identify and integrate additional personnel would have a negative impact on our ability to engage with physicians and other stakeholders. If we are unable to effectively train, deploy and retain our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate customers about the benefits and risks of Jelmyto, any future product candidates, and their proper administration, our efforts to successfully commercialize Jelmyto and any future product candidates could be put in jeopardy, which would negatively impact our ability to generate product revenues.

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AADi LLC, Aura Biosciences, Inc., Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., enGene Holdings, Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, ImPact Biotech Ltd., Johnson & Johnson, LIPAC Oncology, Merck Sharp & Dohme Corp, Pfizer, Prokarium, Protara Therapeutics, Roche, Samyang Biopharma, SURGE Therapeutics, Tyra Biosciences, Viralytics Limited and Vyriad. We are aware that Ferring Pharmaceuticals is marketing Adstiladrin, approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC, and that in 2024 the FDA approved ImmunityBio's product ANKTIVA for the treatment of BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are also aware there are companies among this list conducting clinical trials in various phases in the same indications in which we are developing products. In addition, we received from Teva a Paragraph IV Certification Notice Letter in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. See Part I, Item 3. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto, Jelmyto may be subject to immediate competition from FDA approved generic entrants after orphan drug exclusivity for Jelmyto expires in April 2027.

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

•	our ability to demonstrate meaningful clinical or other benefits which outweigh any safety or other perceived risks, through the completion of our clinical trials for our product candidates;
•	the FDA’s decision to schedule an advisory committee meeting, and to conduct such meeting, in a timely manner to evaluate and make a recommendation regarding our NDA for UGN-102;
•	the outcome of an advisory committee meeting remains uncertain and it is possible that the advisory committee will have an adverse or split recommendation with respect to our application to market UGN-102 or our other product candidates in the United States;
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

On July 27, 2023, we announced that UGN-102 met its primary endpoints in the Phase 3 ATLAS and ENVISION trials. Additionally, on June 13, 2024, we announced positive secondary endpoint DOR data from the Phase 3 ENVISION trial. The primary and secondary endpoints data from the ENVISION trial (and the other clinical trial data contained in NDA submission) may not be sufficient to satisfy the regulatory threshold for approval, or we may receive other data that negatively impacts the efficacy and safety profile of UGN-102.

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

We have not yet completed submission of our NDA for certain product candidates in our pipeline, and we may be delayed in obtaining or fail to obtain such regulatory approvals and to commercialize our product candidates.

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

As with most pharmaceutical products, Jelmyto and our product candidates may be associated with side effects or adverse events that can vary in severity and frequency. Side effects or adverse events associated with the use of Jelmyto or any of our product candidates, including UGN-102, may be observed at any time, including in clinical trials or after a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. To date, in our nonclinical testing, Compassionate Use Program for Jelmyto, clinical trials and post-marketing experience, we have observed several adverse events and SAEs, including ureteric obstruction, ureteral stenosis, inhibition of urine flow, rash, flank pain, kidney swelling, kidney infection, renal dysfunction, hematuria, fatigue, nausea, abdominal pain, dysuria, vomiting, urinary tract infection, urgency in urination and pain during urination. In addition, we have observed transient perturbation of laboratory measures of renal and hematopoietic function. These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. However, we cannot assure you that we will not observe additional drug or procedure-related adverse events or SAEs in the future or that the FDA will not determine them as such. Side effects such as toxicity or other safety issues associated with the use of Jelmyto or our product candidates could require us to perform additional studies or halt development or sale of Jelmyto or our product candidates or expose us to product liability lawsuits, which will harm our business.

Furthermore, as the clinical trials for UGN-102 progressed with incrementally larger study populations, and the commercial marketing of Jelmyto and, if approved, UGN-102, will further expand the clinical exposure of the drugs to a wider and more diverse group of patients than those participating in the clinical trials, which may identify undesirable side effects caused by these products that were not previously observed or reported.

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

We are subject to certain post-marketing commitments related to Jelmyto, including a requirement for a period of five years to provide annual updates for the duration of response for all patients with ongoing CRs enrolled in the Phase 3 OLYMPUS trial. With respect to our current and future product candidates, even if we complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or applicable foreign regulatory agency may grant approval contingent on the performance of additional costly post-approval clinical trials, risk mitigation requirements and surveillance requirements to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the approved product candidate not to be commercially viable. Absence of long-term safety data may further limit the approved uses of our products, if any.

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

We plan to devote a substantial portion of our resources to the continued clinical testing and potential approval and commercial launch of UGN-102 for the treatment of low-grade intermediate risk NMIBC. Another key element of our strategy is to discover, develop and commercialize a portfolio of products to serve additional therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and those that we have are geared towards clinical testing and seeking regulatory approval of UGN-102 and our other existing product candidates. We may also explore strategic collaborations for the development or acquisition of new products, but we may not be successful in entering into such relationships. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

•

collaborations may be terminated for the convenience of the collaborator and, if terminated, we may need to raise additional capital to pursue further development or commercialization of the applicable product candidates.

Collaborations may not lead to development or commercialization of product candidates in the most efficient manner, or at all, and may otherwise experience challenges. For example, in August 2020, we announced that the Phase 2 APOLLO trial of BOTOX/RTGel for the treatment of overactive bladder, which was conducted by Allergan Pharmaceuticals Limited (“Allergan”), did not meet the primary endpoint. The data suggested that this result may have been due to BOTOX not effectively permeating the urothelium. In November 2021, our arrangement with Allergan was terminated.

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

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-103, UGN-104, UGN-201 and UGN-301 for our nonclinical studies and clinical trials, and expect to rely on third party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd, as our single-source supplier of mitomycin API for Jelmyto and UGN-102. We currently rely on Cenexi-Laboratories Thissen s.a. for the mitomycin contained in Jelmyto and UGN-102. We depend on Isotopia Molecular Imaging Ltd. as our single contracted supplier for the hydrogel contained in Jelmyto and UGN-102. We also currently depend on a single-source supplier for imiquimod for UGN-201 and zalifrelimab for UGN-301. We have entered into a supply agreement with medac, and pending successful completion of development we will depend on medac as our supplier for the mitomycin contained in UGN-103 and UGN-104. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and the development of UGN-102. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to manufacture our drug components or purchase required raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

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

While we currently have over 12 months of mitomycin API and/or Jelmyto finished product on hand to continue our commercial and clinical operations as planned, we may face such delays or costs in future years. A prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from pandemics, epidemics or public health emergencies or other disruptions caused by the outbreak of war, terrorist attacks or other acts of hostility, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto and planned future commercialization of UGN-102, if approved, for commercial sales and our product candidates for our clinical trials and research and development operations.

In addition, before we can begin to commercially manufacture any product candidates that receive regulatory approval in the future, whether in a third-party facility or in our own facility, once established, we must obtain regulatory approval from the FDA for our manufacturing process and facility in order to sell such products in the United States. A manufacturing authorization would also have to be obtained from the appropriate European Union regulatory authorities in order to sell such products in the European Union. In order to obtain approval, we will need to ensure that all of the processes, methods and equipment of such manufacturing facilities are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any vendors, contract laboratories or suppliers are found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.

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

We currently use single-source suppliers relative to production of the RTGel products, the ureteral catheter and injector which are required to be used with Jelmyto. Both the ureteral catheter and injector are used as part of the delivery of Jelmyto. We are assessing second-source suppliers regarding certain components of Jelmyto and are advancing these conversations as a means to ensure both a second source and potential future reductions in cost of revenues. However, there can be no assurance that we will be able to secure any second-source suppliers for these key components on a timely basis, on favorable terms, or at all.

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

In order to market and sell our products in the European Union and other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. Regulatory approval processes outside the United States generally include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be commercialized in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing approvals and may not receive the necessary approvals to commercialize our product candidates in any particular market. Even though Jelmyto is approved for marketing in Israel, there can be no assurance that it will achieve the broad degree of physician adoption and use, reimbursement and market acceptance necessary for commercial success.

We rely on third parties and consultants to assist us in conducting our clinical trials for our product candidates. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize UGN-102 or any of our other product candidates.

We do not have the ability to independently conduct many of our nonclinical studies or our clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. Third parties play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. Due to the limited drug development for non-muscle invasive urothelial cancers over the past 15 years, neither we nor any third-party clinical investigators, CROs and/or consultants are likely to have extensive experience conducting clinical trials for the indications we are targeting. If our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize UGN-102 or any of our other product candidates.

We and the third parties upon whom we rely are required to comply with Good Clinical Practice ("GCP") regulations, which are regulations and guidelines enforced by regulatory authorities around the world for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or our third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed, or the regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, a regulatory authority will determine that any of our clinical trials comply or complied with applicable GCP regulations. In addition, our clinical trials must be conducted with material produced under current GMP regulations, which are enforced by regulatory authorities. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be impacted if our CROs, clinical investigators or other third parties violate federal or state fraud and abuse or false claims laws and regulations; healthcare privacy and security laws; and bribery and anti-corruption laws.

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

As of January 31, 2025, we had 235 employees, of whom 40 are based in Israel and 195 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and face or will face an even greater risk with the commercialization of Jelmyto and any investigational product candidates that receive marketing approval. For example, we may be sued if any product we develop or market allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of products we may develop. We currently carry general clinical trial product liability insurance in an amount that we believe is adequate to cover the scope of our ongoing clinical programs as well as coverage to include the commercialization of Jelmyto. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. In addition, if and when we obtain approval for marketing UGN-102 or any other product candidate, we intend to further expand our insurance coverage to include the commercialization of UGN-102 or any other approved product; however, we may be unable to obtain this additional liability insurance on commercially reasonable terms.

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, this could result in adverse consequences resulting from such compromise including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; a material disruption of our drug development program; compromise of sensitive information related to our business; harm to our reputation; triggering our breach notification obligations; preventing us from accessing critical information; disruptions of our business operations; loss of revenue or profits; loss of customers or sales and expose us to liability or other adverse effects to our business.

In the ordinary course of our business, we, and the third parties with whom we work, process proprietary, confidential and sensitive information, including personal data (such as health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties (collectively, "Sensitive Information").

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems.

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

We utilize third parties to operate critical business systems to process Sensitive Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of certain third parties with whom we work), but we may be unable to detect and remediate all vulnerabilities on a timely basis in our information technology systems because such threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Therefore, such vulnerabilities could be exploited and result in a security incident, which may not be detected until after the incident has occurred.

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

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and Sensitive Information.

Additionally, applicable data privacy and security obligations and public company disclosure obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, regulators and investors, of certain security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security incidents involving certain types of data. In addition, our agreements with collaborators may require us to notify them in the event of a security incident. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing Sensitive Information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. For example, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of Sensitive Information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business. In addition, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. If the information technology systems of our third-party vendors and other contractors become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. In addition, whether a security incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure we provide. Moreover, experiencing a material security incident and any mandatory disclosures could lead to negative publicity, loss of investor, customer or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

We generally enter into non-competition agreements as part of our employment agreements with our employees. These agreements generally prohibit our employees, if they cease working for us, from competing directly with us or working for our competitors or customers for a limited period. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees work, and it may be difficult for us to restrict our competitors from benefitting from the expertise our former employees or consultants developed while working for us.

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

Specifically, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. Activities subject to these laws also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Corporate Code of Ethics and Conduct and a Compliance Program, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, even if we are successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business. Violations of such laws could subject us to numerous penalties, including, but not limited to, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Most states also have statutes or regulations similar to these laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. We and/or our future partners may be subject to administrative, civil and criminal sanctions for violations of any of these laws. Pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of promotional and marketing activities, such as: providing free trips, free goods, improper consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations, which could have a significant impact on the conduct of our business.

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

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS, which is the lawful currency of the State of Israel. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. For example, the dollar appreciated against the NIS during 2024 by a total of 1.2%. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

Our business could be adversely affected by the effects of health pandemics, epidemics or other public health emergencies.

A pandemic, epidemic or other public health emergencies pose the risk that we or our employees, contractors, suppliers, customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. For example, COVID-19 and mitigation measures to slow its spread had an adverse impact on global economic conditions. While it is not possible at this time to estimate the impact that any such pandemic, epidemic or other public health emergency could have on our business, if such an event were to occur, it could have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The measures that may be taken by various governments in response to a pandemic, epidemic or other public health emergency could disrupt the supply chain of material needed for our product candidates and our approved product, Jelmyto, interrupt healthcare services, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our product candidates, curtail access to hospitals, surgery centers, clinics, healthcare providers and pharmacies by our sales force and have a material adverse effect on our business, financial condition and results of operations.

To the extent any future pandemics, epidemics or public health emergencies adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this report.

Certain of our clinical trials and other significant operations (including our Israeli corporate offices and contract manufacturers) are located outside of the United States and, therefore, our results may be adversely affected by geopolitical, economic and military instability.

Certain of our clinical trials operate outside the U.S. and certain of our research and development facilities and key vendors and suppliers are located in Israel. If any of these current or future trials or the related facilities or our vendors' and suppliers' facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemics, power outages or otherwise, or if performance of our clinical trials are disrupted for any other reason, such an event could cause significant development and product delays. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the SEC and U.S. Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our product in one or more countries and could materially damage our reputation, our brand, our international activities and our ability to attract and retain employees and our business.

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

Risks Related to Our Intellectual Property

If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to Jelmyto, our product candidates and technologies are not adequate, we may not be able to compete effectively, and we otherwise may be harmed.

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

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, in-licensed patents, pending patent applications, trade secrets and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently own, co-own or exclusively license 25 patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, as well as UGN-103 and UGN-104, our proprietary RTGel technology, local compositions comprising different active ingredients, including, inter alia, compositions comprising a Botulinum Toxin, UGN-201, the use of UGN-201 and UGN-301, and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2025 and 2041. In total, our IP portfolio includes 45 granted patents worldwide, and more than 45 pending patent applications filed in the U.S., Europe, Israel, Japan, Canada, China, Australia and Korea that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2043.

Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are known compounds, and our patents and pending patent applications are directed inter alia to novel formulations and combination of these known compounds with our proprietary RTGel technology. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that design around our patent claims, but which may contain the same active ingredients, or by seeking to invalidate our patents. Any disclosure of or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market.

We will not necessarily seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

One or more of the patent applications that we filed or license may fail to result in granted patents in the United States or foreign jurisdictions, or, if granted, may fail to prevent a potential infringer from marketing its product or be deemed invalid and unenforceable by a court. Competitors in the field of reverse thermal gel therapies have created a substantial amount of scientific publications, patents and patent applications and other materials relating to their technologies. Our ability to obtain and maintain valid and enforceable patents depends on various factors, including interpretation of our technology and the prior art and whether the differences between them allow our technology to be patentable. Patent applications and granted patents are complex, lengthy and highly technical documents that are often prepared under limited time constraints and may not be free from errors that make their interpretation uncertain. The existence of errors in a patent application may have an adverse effect on the patent, its scope and its enforceability. Our pending patent applications may not issue, and the scope of the claims of patent applications that do issue may be too narrow to adequately protect our competitive advantage. Also, our granted patents may be subject to challenges or narrowly construed and may not provide adequate protection.

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

The strength of patents in the pharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing laws in ways affecting the scope or validity of issued patents. The patent applications that we own or in-license may fail to result in issued patents in the United States or foreign countries. Even if patents do successfully issue from the patent applications that we own or in-license, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable. For example, patents granted by the European Patent Office may be challenged, also known as opposed, by any person within nine months from the publication of their grant. Any successful challenge to our patents could deprive us of exclusive rights necessary for the successful commercialization of our product candidates. Furthermore, even if they are unchallenged, our patents may not adequately protect our product candidates, provide exclusivity for our product candidates, or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our product candidates is challenged, it could dissuade companies from collaborating with us to develop or threaten our ability to commercialize our product candidates.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for Jelmyto or our product candidates, we may be open to competition from generic versions thereof. We received a Paragraph IV Certification Notice Letter from Teva in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. See Part I, Item 3. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto, Jelmyto will be subject to immediate competition from generic entrants after regulatory exclusivity expires in April 2027. Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

Filing, prosecuting and defending patents on our approved product or product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Drug manufacturers may develop, seek approval for, and launch generic versions of our products. For example, we received a Paragraph IV Certification Notice Letter from Teva in February 2024, providing notification to us that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Jelmyto. See Part I, Item 3. “Legal Proceedings” for additional discussion.

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

In addition, if we or one of our licensors initiate legal proceedings against a third party to enforce a patent covering our product candidates, the defendant could counterclaim that the patent covering our product candidates is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent.

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

Such litigation and administrative proceedings could result in revocation of our patents or amendment of our patents such that they do not cover our product or product candidates. They may also put our pending patent applications at risk of not issuing or issuing with limited and potentially inadequate scope to cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. Additionally, it is also possible that prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, may, nonetheless, ultimately be found by a court of law or an administrative panel to affect the validity or enforceability of a claim. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product or product candidates. Such a loss of patent protection could have a negative impact on our business.

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

A significant portion of our intellectual property has been developed by our employees during their employment. Our employees execute agreements that assign to us any ownership interest in a patent or patent application created in the scope of the employee’s employment. Under the Israeli Patents Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent an agreement between the employee and employer giving the employee service invention rights. The Patents Law also provides that if there is no agreement between an employer and an employee determining whether the employee is entitled to receive remuneration for service inventions and on what terms, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patents Law, has the authority to determine whether the employee is entitled to remuneration for his or her inventions and the scope of such remuneration. Case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of general Israeli contract law. Further, the Committee has not yet determined one specific formula for calculating this remuneration, but rather uses the criteria specified in the Patents Law. Although we enter into agreements with our Israeli employees pursuant to which such individuals assign to us all rights to any inventions created during and as a result of their employment with us and waive their right to remuneration for service inventions, we may nonetheless face claims by employees demanding remuneration beyond their regular salary and benefits. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees, or be forced to litigate such claims, which could negatively affect our business.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was signed into law. The ACA intended, among other things, to broaden access to health insurance, improve quality of care, and reduce or constrain the growth of healthcare spending.

There have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear any such challenges, other litigation and the healthcare reform measures of the current administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken.  Further, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, effective January 1, 2024.

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, on November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law. On January 1, 2023, manufacturers began to be required to pay quarterly refunds to the Centers for Medicare & Medicaid Services ("CMS")for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds are generally based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. In addition, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.  Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Although we cannot predict the full effect on our business of the implementation of existing legislation or the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, our products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our products. Further, the current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for Jelmyto or our future product candidates, if approved, which could have a material adverse effect on our business, financial condition and results of operations.

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

Jelmyto and UGN-201 have been granted Orphan Drug Designation for the treatment of UTUC and CIS, respectively, in the United States. Even if we obtain Orphan Drug Designation for our other product candidates, we may not be the first to obtain regulatory approval for any particular orphan indication due to the uncertainties associated with developing biotechnology products. Further, even if we obtain Orphan Drug Designation for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. Conversely, even if we are granted orphan exclusivity, a competitor that demonstrates clinical superiority with the same active moiety may obtain approval prior to expiration of our exclusivity. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded to our product candidates in ways that are difficult to predict.

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

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further described above, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including Sensitive Information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act of 2020 (collectively “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered at the federal, state, and local levels and we expect more states to pass similar laws in the future. Furthermore, we are subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

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

Moreover, in the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with CROs, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the United States, such as the Department of Justice, are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data localization requirements, for example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.

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

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials, whitepapers, and other statements such as statements related to security or compliance with certain certifications or self-regulatory principles, regarding concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations require us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny, and any changes in the regulatory framework could require us to fundamentally change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; and substantial changes to our business model or operations.

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

It may be difficult for us to profitably sell our product and any product candidates that receive regulatory approval if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.

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

Although we have obtained written policy coverage in commercial plans as well as coverage for government plans for Jelmyto to date, we cannot be sure that adequate coverage or reimbursement will continue to be available for Jelmyto, or be available for UGN-102 or any of our other product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Jelmyto, UGN-102 or our other product candidates, or achieve profitably at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, beginning on January 1, 2023, manufacturers began to be required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Rebates will generally be based on the discarded volume above 10% of the total allowed amount. CMS has been receptive to evaluating the feasibility of the 10% threshold, and where appropriate, has modified the discarded volume threshold accordingly. In unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

Risks Related to Ownership of Our Ordinary Shares

The market price of our ordinary shares has been and may continue to be subject to fluctuation and you could lose all or part of your investment.

The stock market in general, and the market price of our ordinary shares in particular, has been and may continue to be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our ordinary shares on the Nasdaq Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	the success of our ongoing commercialization of Jelmyto;

•	actual or anticipated variations in our and our competitors’ results of operations and financial condition;

•	physician and market acceptance of Jelmyto or any other approved product;

•	the mix of products that we sell;

•	any voluntary or mandatory recall of Jelmyto or any other approved product, or the imposition of any additional labeling, marketing or promotional restrictions;

•	our success or failure to obtain approval for and commercialize our product candidates;

•	changes in the structure of healthcare payment systems;

•	changes in earnings estimates or recommendations by securities analysts, if our ordinary shares are covered by analysts;

•	development of technological innovations or new competitive products by others;

•	announcements of technological innovations or new products by us;

•	publication of the results of nonclinical or clinical trials for Jelmyto, UGN-102 or our other product candidates;

•	failure by us to achieve a publicly announced milestone;

•	delays between our expenditures to develop and market new or enhanced product candidates and the generation of sales from those products;

•	developments concerning intellectual property rights;

•	the announcement of, or developments in, any litigation matters, including any product liability claims related to Jelmyto or any of our product candidates;

•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;

•	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;

•	changes in our expenditures to promote our products;

•	the sale or proposed sale, by us or our significant shareholders, of our ordinary shares or other securities in the future;

•	changes in key personnel;

•	success or failure of our research and development projects or those of our competitors;

•	the trading volume of our ordinary shares; and

•	general economic and market conditions and other factors, including factors unrelated to our operating performance.

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

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through TD Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the market offering.” As of December 31, 2024, $27.3 million remains available for sale under the ATM Sales Agreement. The shares will be offered and sold, if any, pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022, or a subsequent shelf registration statement.

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

Based on our analysis of our income, assets, activities and market capitalization, we do not believe that we were a PFIC for the taxable year ended December 31, 2024. However, because the determination of whether or not we are a PFIC is a fact-intensive determination made on an annual basis, and because the applicable law is subject to varying interpretation, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. Our U.S. tax counsel has not provided any opinion regarding our PFIC status in any taxable year.

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

Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or, in the specific context of withholding tax, dividends paid. The OECD has published a package of measures for reform as a product of BEPS, which include the reallocation of global profits above a fixed profit margin of large multinational companies to market jurisdictions based, broadly, on customer location (referred to as the Pillar One rules) as well as the introduction of a global minimum tax (referred to as the Pillar Two rules). Many countries have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds, we currently expect to be outside the scope of both the Pillar One and Pillar Two rules, but could fall within their scope in the future, which could increase our tax obligations and compliance costs.

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

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, may decide to contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

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

In October 2023, Hamas initiated an attack against Israel. In response, Israel’s security cabinet declared war against Hamas. Since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with Hezbollah) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In addition, Iran launched direct attacks on Israel. Although a ceasefire was agreed to between Israel and Hezbollah in Lebanon in November 2024, and a ceasefire was agreed to between Israel and Hamas in January 2025, it is possible that the conflict between Israel and Hezbollah in Lebanon, the conflict between Israel and Hamas in Gaza, the Houthi attacks, and other ongoing conflicts will escalate into a greater regional conflict, and that other countries and non-state organizations will join or escalate their involvement in such hostilities.

The scope, intensity and duration of Israel-Hamas war are difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. For example, these events may be intertwined with wider macroeconomic factors relating to a deterioration of Israel’s economic standing that may involve, for instance, a downgrade in Israel’s credit rating and outlook by rating agencies. Any of these implications on Israel’s security, business, economic or financial conditions may have an adverse effect on our ability to effectively conduct our business, our results of operations and our ability to raise additional funds.

Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government is currently committed to covering the reinstatement value of certain damages that are caused by terrorist attacks or acts of war, there can be no assurance that this government coverage will be maintained, or if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business, financial condition and results of operations.

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of January 31, 2025, we had 40 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty for periods ranging from several days to several weeks per year (and in some cases more) until they reach the age of 40 (and in some cases, older) and, in the event of a military conflict, may be called to active duty for extended periods of time. For example, following October 7, 2023, the Israeli Defense Forces called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

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

Furthermore, Israeli tax considerations may make potential transactions unappealing to us or to our shareholders whose country of residence does not have a tax treaty with Israel granting tax relief to such shareholders from Israeli tax. For example, Israeli tax law does not recognize tax-free share exchanges to the same extent as U.S. tax law. With respect to mergers, Israeli tax law allows for tax deferral in certain circumstances but makes the deferral contingent on the fulfillment of a number of conditions, including, in some cases, a holding period of two years from the date of the transaction during which sales and dispositions of shares of the participating companies are subject to certain restrictions. Moreover, with respect to certain share swap transactions, the tax deferral is limited in time, and when such time expires, the tax becomes payable even if no disposition of the shares has occurred.

These provisions could delay, prevent or impede an acquisition of us or our merger with another company, even if such an acquisition or merger would be considered to be beneficial by some of our shareholders and may limit the price that investors may be willing to pay in the future for our ordinary shares.

It may be difficult to enforce a judgment of a U.S. court against us and our officers and directors in Israel or the United States, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors.

We are incorporated in Israel. One of our directors resides outside of the United States, and most of the assets of this director are located outside of the United States. Therefore, a judgment obtained against us, or this director, including a judgment based on the civil liability provisions of U.S. federal securities laws, may not be collectible in the United States. Moreover, Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or this director. Additionally, it may also be difficult to effect service of process on this director in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law.

There is little binding case law in Israel that addresses the matters described above.

Your rights and responsibilities as a shareholder will be governed by Israeli law, which differs in some material respects from the rights and responsibilities of shareholders of U.S. companies.

The rights and responsibilities of the holders of our ordinary shares are governed by our articles of association and by Israeli law. These rights and responsibilities differ in some material respects from the rights and responsibilities of shareholders in U.S. companies. In particular, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising its rights and performing its obligations towards the company and other shareholders, and to refrain from abusing its power in the company, including, among other things, in voting at a general meeting of shareholders on matters such as amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and related party transactions requiring shareholder approval, as well as a general duty to refrain from discriminating against other shareholders. In addition, a shareholder who is aware that it possesses the power to determine the outcome of a vote at a meeting of the shareholders or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company.

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

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of January 31, 2025, we had 235 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

General Risk Factors

If equity research analysts do not publish research or reports about us or our business or if they issue unfavorable commentary or downgrade our ordinary shares, the price of our ordinary shares could decline.

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

Shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our share price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. In October 2023, Hamas initiated an attack against Israel, provoking a war, other hostilities and the risk of a larger conflict. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Our Vice President of Information Technology supervises our Information Technology Department (the “IT Department”) which coordinates with third-party service providers that perform security management roles, including those of a Chief Information Security Officer, to identify, assess and manage our cybersecurity threats and risks. Our IT Department and security management team, including third-party service providers, identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, internal audits relating to cybersecurity, conducting threat assessments for internal and external threats, third-party threat assessments, conducting vulnerability assessments to identify vulnerabilities, use of external intelligence feeds, evaluating our and our industry’s risk profile, and evaluating threats reported to us.

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

We use third-party service providers to perform a variety of functions throughout our business, such as: conducting nonclinical and clinical trials; supplying certain raw materials, compounds and components; delivering materials to our facilities; and shipping products to our customers. Additionally, we rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and content delivery. Third-party service providers we rely on include: application providers, distributors, hosting companies, supply chain resources, contract research organizations, and contract manufacturing organizations. Our vendor assessment process is generally limited to reputational due diligence of the vendor and, in some cases, examination of the vendor’s security reports and certifications.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including, among others, our Executive Vice President of Talent, Advocacy & Communications, Vice President of IT, and Associate Director of IT Operations. Our Vice President of IT is an IT security professional and members of our IT Department have certain credentialling in cybersecurity. We also rely on third-party security analysts who have certain certifications related to cybersecurity.

Our Executive Vice President of Talent, Advocacy & Communications and Vice President of IT, are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Additionally, they are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

Item 2. Properties

We lease approximately 20,913 square feet of space in Princeton, NJ, which serves as our principal executive offices and is used for commercial and marketing as well as general and administrative purposes. We lease an approximately 11,495 square foot facility in Israel, which is used primarily as research and development laboratories as well as for administrative purposes. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional or alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

On April 2, 2024, UroGen Pharma Ltd. filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing market entry of a generic product from Teva prior to the expiry of such patents. The Company stipulated to the dismissal of Teva Pharmaceutical Industries, Ltd. without prejudice and the action continues against the other two Teva entities. Both patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for Jelmyto. The lawsuit follows an Abbreviated New Drug Application filed by Teva Pharmaceuticals, Inc., which seeks authorization from the FDA to manufacture, use or sell a generic version of mitomycin for pyelocalyceal solution, 40 mg/vial in the United States before the expiry of the two patents referenced above. By order dated February 27, 2025, the court approved the parties’ joint stipulation to remove the Markman hearing and any related claim-construction proceedings from the court’s calendar. This matter is scheduled for a bench trial in October 2026.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our ordinary shares have been traded on the Nasdaq Global Market since May 4, 2017, under the symbol URGN. Prior to such time, there was no public market for our ordinary shares.

Holders

As of March 3, 2025, there were 10 registered holders of record of our ordinary shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with the historical consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel® reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved product Jelmyto® (mitomycin) for pyelocalyceal solution, and our investigational candidates, UGN-102 (mitomycin) for intravesical solution, UGN-103 (mitomycin) for intravesical solution and UGN-104 (mitomycin) for pyelocalyceal solution, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) in the case of Jelmyto and UGN-104 and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”)in the case of UGN-102 and UGN-103. In addition, our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab), an anti-CTLA-4 antibody, which we are currently studying as both monotherapy and combination therapy.

If approved, UGN-102 would become the first U.S. Food and Drug Administration ("FDA") approved medicine for low-grade intermediate risk NMIBC. We estimate that the annual treatable population of low-grade intermediate risk NMIBC in the United States is approximately 82,000, of which approximately 23,000 are estimated to be newly diagnosed and 59,000 are estimated to be recurrent patients. We estimate that the total addressable market opportunity for UGN-102 in low-grade intermediate risk NMIBC is potentially over $5.0 billion, assuming an expected pricing range of $16,000 to $19,000 per dose.

UGN-102, if approved, may be an alternative to the current standard of care for low-grade intermediate risk NMIBC, trans-urethral resection of bladder tumor (“TURBT”). We estimate that approximately 68% of low-grade intermediate risk NMIBC patients have two or more recurrences, with approximately 23% of recurrent patients having five or more recurrences. Repeated TURBT procedures to treat these recurrences can impact patients’ physical health and quality of life. We estimate that around 35% of patients will experience an adverse event within 90 days of undergoing a TURBT, and patients who have had two to four procedures have an estimated 14% greater risk of death than patients who have only had one procedure.

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

These characteristics of RTGel enable sustained release of mitomycin in the urinary tract for Jelmyto, UGN-102, UGN-103 and UGN-104. Further, RTGel may be particularly effective in the bladder and upper urinary tract where tumor visibility and access are challenging, and where there exists a significant amount of urine flow and voiding. We believe that these characteristics of RTGel may prove useful for the local delivery of active drugs to other bodily cavities in addition to the bladder and upper urinary tract.

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

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, ureters and kidneys. In the United States, there are approximately 6,000 to 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. Prior to Jelmyto, the current standard of care included endoscopic resection(s) and radical nephroureterectomy (“RNU”), the latter which involves the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery. We are focused on changing the way urothelial cancers are treated, an area in which there has been no significant advancements in recent years. Jelmyto is the first drug therapy of its kind, providing an alternative to endoscopic resection(s) and/or RNU.

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

In December 2022, we presented new data from a follow-up study to the OLYMPUS trial designed to obtain long‐term data on Jelmyto. Based on data available for 16 of the 23 patients who had remained in CR at the end of the OLYMPUS study, the median duration of response in that subset of patients was 28.9 months. Thirteen patients remained in CR, two patients had recurrence of low grade‐UTUC on the same side as treated in OLYMPUS, and one patient underwent RNU due to ureteral stricture without evidence of UTUC at the time of surgery. No patient had progressed to high‐grade disease. In November 2024, we published results from a long-term follow-up study with Jelmyto evaluating 20 of the 41 patients from the OLYMPUS trial who achieved a CR after primary chemoablation with Jelmyto. The median duration of response in this subset of patients was 47.8 months. The study results are published online in the Journal of Urology.

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by eight regional business director positions, who are in turn supported by eight regional operations manager positions. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients and a key account director who engages with C-suite individuals to introduce a Jelmyto service line. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 100 representatives.

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

In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code. The Centers for Medicare & Medicaid Services has granted Jelmyto a New Technology Ambulatory Payment Classification, effective from October 1, 2023. We have also launched a registry to capture data and evaluate real world outcomes in patients with low-grade UTUC who have been or will be treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

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

In December 2022, we presented new data from a follow-up study to the OPTIMA II study designed to obtain long-term data on UGN-102 that shows median duration of response of 24.4 months based on available data for 15 out of 25 patients who achieved a CR in OPTIMA II. Seven patients remained in CR, six patients had recurrence of low-grade disease, one patient had progression to high-grade disease and one patient withdrew consent but remained in CR at the last evaluation prior to discontinuation. All patients were alive at the last contact, and five patients were known to have had post-study treatment with TURBT or fulguration.

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

In June 2024, we announced positive secondary endpoint duration of response (“DOR”) data from the Phase 3 ENVISION trial investigating UGN-102 for intravesical solution in patients with low-grade intermediate risk NMIBC. In the ENVISION trial, the 12-month DOR data by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of UGN-102 was 82.3% (95% CI, 75.9%, 87.1%). The ENVISION trial met its primary endpoint with patients having a 79.6% (73.9%, 84.5%) CR rate at three months after the first instillation of UGN-102. Among the patients in the ENVISION trial who achieved a CR at three months, 76.4% (69.8%, 82.3%) maintained a CR at 12 months. Among all 240 patients enrolled in the ENVISION trial, 60.8% (54.3%, 67.0%) were in CR at 12 months. In the ENVISION trial, DOR Kaplan-Meier estimates at 15 (n=43) and 18 (n=9) months were both 80.9% (95% CI, 73.9%, 86.2%) with a median follow-up time of 13.8 months after the 3-month CR. The ENVISION trial demonstrated a similar safety profile to that observed in the OPTIMA II and ATLAS trials, with treatment-emergent adverse events typically mild-to-moderate in severity. The ENVISION trial data was published online in The Journal of Urology in October 2024 and was included in the February 2025 print edition.

In March 2025, we announced updated 18-month DOR data from the Phase 3 ENVISION trial. The 18-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of UGN-102 remained consistent with the 12-month DOR data: 80.6% (95% CI, 74.0%, 85.7%) at 18-months (n=101) compared to 82.5% (76.1%, 87.3%) at 12-months (n=146). Median follow-up time was 18.7 months after the 3-month CR.

We also completed a Phase 3b study with the objective of demonstrating whether UGN-102 can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. As per the study design, patients in this study received six once-weekly intravesical instillations of UGN-102 with the initial treatment visit occurring at the investigative site and instillation performed by a qualified physician. Treatment visits two to six took place at the patient's home and instillations were performed by a properly trained and qualified home health professional. The primary endpoints of the study include safety and tolerability, discontinuations from at home study treatment and feedback from patients, home health professionals and investigators via standardized questionnaires. The study completed enrollment with a total of eight patients across four centers and all study visits for these enrolled patients have been completed. Preliminary results were reported through a press release in February 2023, finding that UGN-102 was suitable to administer at home by a visiting nurse under the supervision of a treating physician and resulted in 75% of patients achieving a CR, defined as no detectable disease three months after starting treatment. Patients, nurses and investigators also completed home instillation feasibility questionnaires. These standardized feasibility questionnaires highlighted that all eight patients preferred at-home to in-office treatment, and five of six patients recommended UGN-102 home instillation instead of TURBT. Home instillation was reported as feasible for visiting nurses, and three of four investigators considered at-home treatment “not different” than in-office treatment.

In October 2023, we announced our agreement with the FDA on plans for submission of an NDA for UGN-102 (mitomycin) for intravesical solution. The FDA indicated that the current clinical development plan for UGN-102, which includes evaluation of duration of CR at 12 months from the pivotal ENVISION trial, will support submission of an NDA for the treatment of low-grade intermediate risk NMIBC. The FDA also agreed that the UGN-102 NDA can utilize a rolling review, allowing for early submission of the CMC sections of the NDA, which we submitted in January 2024. In August 2024, we completed the submission of the rolling NDA for UGN-102. In October 2024, the FDA accepted our NDA for UGN-102 (mitomycin) for intravesical solution and assigned a Prescription Drug User Fee Act ("PDUFA") goal date of June 13, 2025. We anticipate, and are preparing for, an FDA advisory committee meeting. If approved, UGN-102 would become the first FDA-approved medicine for the treatment of low-grade intermediate-risk NMIBC.

UGN-103 (mitomycin) for intravesical solution and UGN-104 (mitomycin) for pyelocalyceal solution

In January 2024, we entered into a licensing and supply agreement with medac Gesellschaft für klinische Spezialpräparate m.b.H. (“medac”) to develop UGN-103 and UGN-104, which are intended to be next-generation formulations of UGN-102 and Jelmyto, respectively, that combine medac’s proprietary 80 mg mitomycin formulation with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience. In April 2024, we announced that the FDA accepted our Investigational New Drug Application (“IND”) for UGN-103 and we initiated our Phase 3 UTOPIA trial, a single-arm, multicenter study that will evaluate the efficacy and safety of UGN-103 in low-grade intermediate risk NMIBC. We plan to enroll 87 patients in the UTOPIA trial, with patients receiving 75 mg of mitomycin via intravesical instillation once a week for six weeks. Efficacy will be assessed by the CR rate at the three-month visit. Patients who have a CR at the three-month visit, defined as having no detectable disease in the bladder, will enter the follow-up period of the study. Patients will remain on study until disease recurrence, disease progression, death, or the last patient completes 12 months of follow-up (i.e., 15 months after the first instillation), whichever occurs first. In October 2024, we announced the first patient dosed in the UTOPIA trial. An NDA submission is projected for 2026, followed by a standard review period and potential approval and, if approved, the commercial launch in 2027. In February 2025, the FDA accepted our IND for UGN-104. We plan to initiate a Phase 3 trial of UGN-104 in low-grade UTUC in the first half of 2025.

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline includes UGN-301, an anti-CTLA-4 monoclonal antibody, which we intend to study as a standalone agent and as a combination therapy. UGN-301 is delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapies.

High-grade NMIBC is a highly aggressive form of bladder cancer. TURBT followed by adjuvant intravesical immunotherapy with BCG is the current standard of care therapy for high-grade NMIBC. However, the high rates of recurrence and significant risk of progression to muscle-invasive tumors are particularly dangerous. Radical cystectomy, or surgical removal of the bladder, is strongly advocated in patients with BCG-unresponsive NMIBC (i.e., patients with BCG-refractory and BCG-relapsing tumors in whom further BCG therapy is not recommended) or for patients who cannot tolerate BCG.

The first combination we are investigating clinically involves the sequential use of UGN-201 (imiquimod), a toll like receptor 7 (“TLR 7”) agonist, and UGN-301 in high-grade NMIBC. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. The second combination we are investigating clinically involves the sequential administration of gemcitabine and UGN-301 to the bladder in high-grade NMIBC. Gemcitabine is a chemotherapy that is used intravesically to treat high grade NMIBC where it is administered as a liquid formulation. We believe these two combinations could elicit both an innate and adaptive immune response, which may translate into a long-lasting acquired immune response, and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. We are investigating these combinations to determine if they may make local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilizes a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and enrollment in the current arms of the study are complete. Safety and dosing data from the first arm evaluating UGN-301 as monotherapy was presented in late 2024.

Research and Development and License Agreements

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus Inc. (“Agenus”), pursuant to which Agenus granted us an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is a formulation of zalifrelimab administered using RTGel technology that is in Phase 1 clinical development for high-grade NMIBC.

For additional information regarding our research and development and license agreements, see Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report.

Components of Operating Results

Revenue

During the year ended December 31, 2024 and December 31, 2023, we recognized $90.4 million and $82.7 million of revenue, respectively, from sales of our product, Jelmyto.

Cost of Revenue

Cost of revenue consists primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto, including inventory write-downs. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expenses.

Research and Development Expenses

Research and development expenses, net consists primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;

•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs;

•	expense incurred under agreements with third parties, including contract research organizations, subcontractors, suppliers and consultants, nonclinical studies and clinical trials;

•	expense incurred to acquire, develop and manufacture nonclinical study and clinical trial materials; and

•	expense incurred to purchase API in support of R&D activities and other related manufacturing costs.

We manage and prioritize our research and development expenses based on scientific data, probability of successful technical development and regulatory approval, market potential and unmet medical need, available human and capital resources and other considerations. We regularly review our research and development activities and, as necessary, reallocate resources among our programs, product candidates and external opportunities that we believe will best support the long-term growth of our business. We do not track total research and development expenses by program, product candidates, or development phase.

The following table provides a breakout of expenses by major cost type:

(in thousands)	2024	2023
Personnel, facility and equipment, and other overhead costs	$16,054	$16,245
Clinical and other development costs	41,091	29,369
Total	$57,145	$45,614

See Note 20 to our consolidated financial statements appearing elsewhere in this Annual Report for additional disaggregation of significant research and development expenses. We expense all research and development costs as incurred. We estimate nonclinical study and clinical trial expense based on the services performed pursuant to contracts with research institutions and contract research organizations that conduct and manage nonclinical studies and clinical trials on our behalf based on actual time and expense incurred by them.

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

We are currently focused on advancing our product candidates, and our future research and development expenses will depend on their clinical success. Research and development expenses will continue to be significant.

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

Other than Jelmyto, which was approved by the FDA in April 2020, we have not received approval of any of our product candidates. UGN-102, UGN-103, UGN-104 and UGN-301 are still in clinical development. As such, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through revenues from commercial sales of Jelmyto and a combination of equity or debt financings and collaboration arrangements.

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

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation is comprised of financing expense related to the transaction with RTW Investments (the “RTW Transaction”) (see Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report).

Interest Expense

Interest expense is primarily comprised of interest related to our long-term debt with Pharmakon Advisors, L.P. (“Pharmakon”) (see Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report).

Interest and Other Income, Net

Interest and other income, net, consisted primarily of interest income, net losses on foreign exchange and bank commissions.

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $533.9 million as of December 31, 2024. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. See Note 17 to our consolidated financial statements appearing elsewhere in this Annual Report for further information.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Revenue	$90,398	$82,713	$7,685
Cost of revenue	8,881	9,361	(480)
Gross profit	81,517	73,352	8,165
Operating expenses:
Research and development	57,145	45,614	11,531
Selling and marketing	75,232	54,703	20,529
General and administrative	45,922	38,571	7,351
Total operating expenses	178,299	138,888	39,411
Operating loss	(96,782)	(65,536)	(31,246)
Financing on prepaid forward obligation	(23,411)	(21,552)	(1,859)
Interest expense on long-term debt	(12,521)	(14,715)	2,194
Interest and other income, net	8,672	3,479	5,193
Loss before income taxes	(124,042)	(98,324)	(25,718)
Income tax expense	(2,832)	(3,920)	1,088
Net loss	$(126,874)	$(102,244)	$(24,630)

Revenue

Revenues were $90.4 million and $82.7 million for the years ended December 31, 2024 and 2023, respectively. The increase of $7.7 million was primarily driven by increased underlying demand sales of Jelmyto, partially offset by a decrease in CREATES Act sales, which totaled $3.0 million in 2024, compared to $4.4 million of CREATES Act sales in 2023.

Cost of Revenue

Cost of revenue was $8.9 million and $9.4 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $0.5 million is primarily attributable to certain nonrecurring payments made in connection with our supply arrangement in the prior year, lower shipping and warehousing costs and a decrease in the Jelmyto unit cost.

Research and Development Expenses

Research and development expenses were $57.1 million and $45.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in research and development expenses of $11.5 million is primarily attributable to higher manufacturing costs, which are recognized as research and development expenses prior to our product candidates receiving FDA approval, regulatory expenses in connection with UGN-102, and costs associated with the Phase 3 UTOPIA trial for UGN-103, partially offset by lower UGN-102 clinical trial costs and costs related to the research into ingredient scale-up and production efficiency for Jelmyto.

Selling and Marketing Expenses

Selling and marketing expenses were $75.2 million and $54.7 million for the years ended December 31, 2024 and 2023, respectively. The increase in selling and marketing expenses of $20.5 million is primarily attributable to UGN-102 commercial preparation activities as well as an increase in overall commercial operation costs including compensation, advisory, meetings, conferences, trainings and software costs.

General and Administrative Expenses

General and administrative expenses were $45.9 million and $38.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in general and administrative expenses of $7.3 million is primarily attributable to higher compensation expenses, costs for announcements and communications related to UGN-102, third-party advisory services, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $23.4 million and $21.6 million for the years ended December 31, 2024 and 2023, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The increase in financing on prepaid forward obligation of $1.8 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $12.5 million and $14.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease of $2.2 million was primarily attributed to the decrease in the margin interest rate and the related impact to amortization of the discount on the Pharmakon loan as a result of the amended and restated loan agreement in March 2024.

Interest and Other Income, Net

Interest and other income, net was $8.7 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively. The increase of $5.2 million in interest and other income, net was primarily due to higher cash and investment balances.

Liquidity and Capital Resources

As of December 31, 2024, we had $241.7 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through December 31, 2024, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon.

ATM Sales Agreement

In December 2019, we entered into the ATM Sales Agreement with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million.

In the first quarter of 2024, we sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to us after deducting sales commissions to TD Cowen were approximately $54.7 million. The remaining capacity under the ATM Sales Agreement was approximately $27.3 million as of December 31, 2024. The shares will be offered and sold, if any, pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022, or a subsequent shelf registration statement.

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

Pharmakon Loan Agreement

On March 7, 2022, we entered into a loan agreement with Pharmakon (the “Loan Agreement”) for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On June 29, 2023, the Loan Agreement with Pharmakon was amended to replace the benchmark governing the interest rate with a rate based on the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York. Effective July 2023, the loan accrued interest using a benchmark rate of 3-month SOFR plus 8.25% plus an additional adjustment of 0.26161%.

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

Underwritten Public Offering

On June 17, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on June 20, 2024. The gross proceeds from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and offering expenses of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On July 18, 2024, we completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds of $16.1 million before deducting underwriting discounts and commissions and offering expenses of $1.0 million.

We have incurred losses since our inception and negative cash flows from our operations, and as of December 31, 2024 we had an accumulated deficit of $806.2 million. We anticipate that we will continue to incur losses for the reasonably foreseeable future. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by the advancement of UGN-102 through regulatory approval, our ability to raise additional capital to fund our operations, and produce cash inflows from Jelmyto product sales. Based on our cash, cash equivalents and marketable securities as of December 31, 2024, together with management’s cash flow projections, we believe we have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our consolidated financial statements appearing elsewhere in this Annual Report. If we are unable to obtain approval for UGN-102 and generate sufficient cash inflows from the sale and distribution of UGN-102, we may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(96,766)	$(76,376)
Investing activities	(20,613)	(953)
Financing activities	194,619	116,931
Net change in cash and cash equivalents	$77,240	$39,602

Operating Activities

Net cash used in operating activities was $96.8 million during the year ended December 31, 2024, compared to $76.4 million used in operating activities during the year ended December 31, 2023. The $20.4 million increase was attributable primarily to higher net loss driven by increased operating expenses such as regulatory and commercial preparation costs related to UGN-102, as well as timing of certain payments and accruals.

Investing Activities

Net cash used in investing activities was $20.6 million during the year ended December 31, 2024, compared to net cash used in investing activities of $1.0 million during the year ended December 31, 2023. The increase of $19.6 million is attributable primarily to additional investment in marketable securities in 2024 as compared to 2023.

Financing Activities

Net cash provided by financing activities was $194.6 million during the year ended December 31, 2024, compared to net cash provided by financing activities of $116.9 million during the year ended December 31, 2023. The increase of $77.7 million is attributable primarily to proceeds from the issuance of ordinary shares under the ATM Sales Agreement, the underwritten public offering and the issuance of debt related to the third tranche of the Pharmakon loan as compared to proceeds from the Private Placement in the prior year.

Funding and Material Cash Requirements

Our present and future funding and material cash requirements will depend on many factors, including, among other things:

•	the progress, timing and completion of clinical trials for UGN-301, UGN-103 and UGN-104;

•	nonclinical studies and clinical trials for any of our other product candidates;

•

the costs related to obtaining regulatory approval UGN-102, UGN-301, UGN-103, UGN-104 and any of our other product candidates, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to any of these product candidates;

•

selling, marketing and patent-related activities undertaken in connection with the commercialization of Jelmyto and, if approved, UGN-102 and any of our other product candidates, and costs involved in the continued development of an effective sales and marketing organization;

•

the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights;

•	potential new product candidates we identify and attempt to develop;

•

revenues we may derive either directly or in the form of royalty payments from future sales of Jelmyto, UGN-102, UGN-103, UGN-104, UGN-301, RTGel reverse thermal hydrogel technology and any other product candidates; and

•	the repayment of outstanding debt.

Accordingly, we may need to obtain additional funding in connection with our continuing operations. There can be no assurance that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, we may be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts.

We may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in us will be diluted, and the terms of any additional securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants that further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the terms of the Forward Contract with RTW and the Loan Agreement limit our ability to take certain actions, including incurring additional indebtedness.

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

In July 2024, we entered into a new master lease agreement for vehicles, primarily for use by employees in sales, field services, and roles that require regular travel. Under the terms of the master lease agreement, we will lease various vehicles from time to time with an initial lease term of 48 months commencing on the delivery date of the vehicle with an option to continue month-to-month for an unlimited period of time.

The total obligation for future minimum lease payments under our operating and finance leases are $0.8 million and $3.0 million, respectively, as of December 31, 2024. See Note 11 to the consolidated financial statements appearing elsewhere in this Annual Report for further information.

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

On June 26, 2024, we entered into a separation agreement with Jeff Bova, our former Chief Commercial Officer, which sets forth the terms of Mr. Bova's termination of employment, effective as of September 30, 2024. The arrangement includes cash severance, a pro rata portion of the target annual bonus for calendar year 2024, and partial acceleration of share-based compensation. We recognized $1.1 million of expenses during the year ended December 31, 2024 in relation to this arrangement. On October 7, 2024, we entered into a separation and consulting agreement with Don Kim, pursuant to which Mr. Kim resigned from his positions as our Chief Financial Officer, principal financial officer and principal accounting officer, effective October 8, 2024. The arrangement includes cash severance, target annual bonus for calendar year 2024, a post-separation consulting arrangement, and partial acceleration of share-based compensation. We recognized $0.8 million of expenses during the year ended December 31, 2024 in relation to this arrangement.

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

Revenue

Net revenue from product sales is recognized at the transaction price when the specialty distributors obtain control of our products, which occurs at a point in time, typically upon delivery of the product to the treating physician. All product sales of Jelmyto are recognized through our arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. Payment terms with these customers are 60 days and 90 days. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, our co-pay assistance program, and Medicare refunds for discarded drug, which are estimated based on our historical experience.

Share-Based Compensation

We account for employees’ and directors’ share-based payment awards classified as equity awards using the grant-date fair value method. The fair value of share-based payment transactions is recognized as an expense over the requisite service period, which is equal to the vesting period. For performance stock units (“PSUs”), cost is measured at the grant date based on the fair value of the award and is recognized over any relevant service period as expense when the achievement of the performance condition is probable. The fair value of options is determined using the Black-Scholes option-pricing model. The fair value of a restricted stock unit (“RSU”) or a PSU equals the closing price of our ordinary shares on the grant date. We account for forfeitures as they occur in accordance with ASC Topic 718, “Compensation—Stock Compensation.”

We elected to recognize compensation costs for awards conditioned only on continued service that have a graded vesting schedule using the straight-line method and to value the awards based on the single-option award approach. Performance based awards are expensed over the requisite service period when the achievement of performance criteria is probable.

Prepaid Forward Obligation

Under the RTW Transaction, we received funds to support the launch of Jelmyto and the development of UGN-102 in return for tiered, future cash payments based on net sales of Jelmyto and, subject to FDA approval, UGN-102, UGN-103 and UGN-104. The net proceeds received under the RTW Transaction were recognized as a long-term liability. We recognize the current cash payable amounts under the arrangement within other current liabilities on the consolidated balance sheets. The subsequent measurement for the liability follows the accounting principles defined in ASC Topic 835-30, “Imputation of Interest.” Each period we make a payment to RTW, an expense is recognized related to financing on the prepaid forward obligation based on an imputed rate derived from the expected future payments. Management reassesses the effective rate each period based on the current carrying value of the obligation and the revised estimated future payments. Changes in future payments from previous estimates are included in future financing expense.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of December 31, 2024, we had approximately $241.7 million in cash, cash equivalents and marketable securities. We invest our cash primarily in money market accounts, certificates of deposit, commercial paper and debt instruments of U.S. government-sponsored agencies, the U.S. Treasury, financial institutions, and corporations. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on December 31, 2024, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation did not have a material effect on our business, financial condition or results of operations during the year ended December 31, 2024.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS. As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2024 by a total of 1.2%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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

Item 8. Financial Statements and Supplementary Data

UroGen Pharma Ltd.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UroGen Pharma Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UroGen Pharma Ltd. and its subsidiary (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of shareholders' deficit and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, if the Company is unable to obtain approval for UGN-102 and generate sufficient cash inflows from the sale and distribution of UGN-102, the Company may need to raise additional capital in the future or reduce operating expenditures. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 2.

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

Revenue Recognition - Gross Revenue from Product Sales

As described in Notes 1, 3 and 12 to the consolidated financial statements, product sales from the Company’s commercial product, Jelmyto, are recognized as revenue at the transaction price when the specialty distributors obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of the product to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug. The Company’s consolidated net revenue was $90.4 million for the year ended December 31, 2024, of which gross revenue from product sales represented a majority.

The principal consideration for our determination that performing procedures relating to revenue recognition for gross revenue from product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the Company’s reconciliation of gross revenue recognized from product sales to third-party information, (ii) evaluating reconciling items, as applicable, (iii) confirming sales terms with the Company’s customers, (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2024, and (v) evaluating a sample of gross revenue transactions by obtaining and inspecting source documents, including the customer contract, purchase orders, invoices, proof of delivery, cash remittances, and bank statements, as applicable.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 10, 2025

We have served as the Company’s auditor since 2020.

UROGEN PHARMA LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$171,987	$95,002
Marketable securities	64,698	41,966
Restricted cash	1,076	821
Accounts receivable, net	20,302	15,443
Inventories	9,227	5,673
Prepaid expenses and other current assets	8,845	10,281
Total current assets	276,135	169,186
Non-current assets:
Property and equipment, net	655	689
Restricted deposit	176	225
Right-of-use assets	3,134	1,671
Marketable securities	5,022	4,502
Other non-current assets	589	2,038
Total Assets	$285,711	$178,311
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$27,431	$16,538
Employee related accrued expenses	10,570	10,814
Other current liabilities	7,948	3,860
Total current liabilities:	45,949	31,212
Non-current liabilities:
Prepaid forward obligation	121,387	109,722
Long-term debt	121,734	98,551
Long-term lease liabilities	1,653	844
Uncertain tax positions liability	3,791	3,194
Total Liabilities	294,514	243,523
Commitments and Contingencies (Note 19)
Shareholders' Deficit:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at December 31, 2024 and 2023; 42,231,746 and 32,490,119 shares issued and outstanding as of December 31, 2024 and 2023, respectively	115	89
Additional paid-in capital	797,248	614,035
Accumulated deficit	(806,222)	(679,348)
Accumulated other comprehensive income	56	12
Total Shareholders' Deficit	(8,803)	(65,212)
Total Liabilities and Shareholders' Deficit	$285,711	$178,311

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$90,398	$82,713
Cost of revenue	8,881	9,361
Gross profit	81,517	73,352
Operating expenses:
Research and development expenses	57,145	45,614
Selling, general and administrative expenses	121,154	93,274
Operating loss	(96,782)	(65,536)
Financing on prepaid forward obligation	(23,411)	(21,552)
Interest expense on long-term debt	(12,521)	(14,715)
Interest and other income, net	8,672	3,479
Loss before income taxes	(124,042)	(98,324)
Income tax expense	(2,832)	(3,920)
Net Loss	$(126,874)	$(102,244)

Statements of Comprehensive Loss
Net loss	$(126,874)	$(102,244)
Other comprehensive income (loss)
Unrealized gain on investments	44	119
Comprehensive Loss	$(126,830)	$(102,125)
Net loss per ordinary share - basic and diluted	$(2.96)	$(3.55)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	42,876,737	28,834,303

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Amounts
Balance as of December 31, 2022	23,129,953	$63	$487,787	$(577,104)	$(107)	$(89,361)
Changes during 2023
Exercise of options into ordinary shares	460,053	1	872			873
Share-based compensation			9,343			9,343
Issuance of pre-funded warrants, net of issuance costs			48,700			48,700
Conversion of pre-funded warrants into ordinary shares	1,599,733	5	(5)			—
Issuance of ordinary shares, net of issuance costs	7,300,380	20	67,338			67,358
Other comprehensive income					119	119
Net loss				(102,244)		(102,244)
Balance as of December 31, 2023	32,490,119	$89	$614,035	$(679,348)	$12	$(65,212)
Changes during 2024
Exercise of options into ordinary shares	419,731	1	320			321
Share-based compensation			13,108			13,108
Issuance of pre-funded warrants, net of issuance costs			18,641			18,641
Issuance of ordinary shares, net of issuance costs	9,321,896	25	151,144			151,169
Other comprehensive income					44	44
Net loss				(126,874)		(126,874)
Balance as of December 31, 2024	42,231,746	$115	$797,248	$(806,222)	$56	$(8,803)

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(126,874)	$(102,244)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	329	802
Accrued financing on prepaid forward obligation	15,077	11,504
Accretion on marketable securities	(2,891)	(1,034)
Share-based compensation	13,108	9,343
Amortization (accretion) of discount on long-term debt	(1,305)	1,014
Amortization of right-of-use assets	857	903
Changes in operating assets and liabilities:
Inventory	(3,554)	(1,348)
Accounts receivable, net	(4,859)	(2,739)
Prepaid expenses and other current assets	1,436	820
Other non-current assets	1,449	702
Accounts payable and accrued expenses	10,893	4,155
Employee related accrued expenses	(244)	2,557
Other current liabilities	200	—
Lease liabilities	(1,034)	(987)
Restricted deposit	49	—
Uncertain tax positions	597	176
Net cash used in operating activities	(96,766)	(76,376)
Cash Flows From Investing Activities
Purchases of marketable securities	(128,023)	(49,832)
Maturities of marketable securities	107,705	49,073
Purchases of property and equipment	(295)	(194)
Net cash used in investing activities	(20,613)	(953)
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	321	873
Proceeds from issuance of long-term debt, net of issuance costs	24,488	—
Proceeds from pre-funded warrant issuance, net of issuance costs	18,641	48,700
Proceeds from ordinary shares issuance, net of issuance costs	151,169	67,358
Net cash provided by financing activities	194,619	116,931
Increase in Cash and Cash Equivalents	77,240	39,602
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	95,823	56,221
Cash, Cash Equivalents and Restricted Cash at End of Year	$173,063	$95,823
Supplemental Disclosures of Non-Cash Activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,321	$122

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

On April 15, 2020, the U.S. Food and Drug Administration (“FDA”) granted expedited approval for Jelmyto, a first-in-class treatment indicated for adults with low-grade upper tract urothelial cancer. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using the Company's proprietary sustained release RTGel technology. It has been designed to prolong exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means.

In August 2024, the Company completed the submission of the rolling NDA for UGN-102. In October 2024, the FDA accepted the Company's NDA for UGN-102 (mitomycin) for intravesical solution and assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of  June 13, 2025.

Note 2 – Basis of Presentation

The Company has experienced net losses since its inception and has an accumulated deficit of $806.2 million and $679.3 million as of December 31, 2024 and 2023, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on the ability to successfully commercialize its technologies to support its operations and strategic plan.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of UPL and its wholly owned subsidiary UPI. All material intercompany balances and transactions have been eliminated during consolidation.

In accordance with the accounting guidance related to the presentation of financial statements, management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is expected to be impacted by the advancement of UGN-102 through regulatory approval, its ability to raise additional capital to fund its operations, and produce cash inflows from Jelmyto product sales.

Based on the Company's cash, cash equivalents and marketable securities as of December 31, 2024, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these consolidated financial statements. If the Company is unable to obtain approval for UGN-102 and generate sufficient cash inflows from the sale and distribution of UGN-102, the Company may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that the Company will be able to secure such additional financing on terms that are satisfactory to the Company, in an amount sufficient to meet the Company's needs, or at all. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, reduce or terminate the Company's product development, commercialization efforts or other operations.

Note 3 – Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of UPL and its subsidiary, UPI. Intercompany balances and transactions have been eliminated during consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimates. As applicable to the consolidated financial statements, the critical accounting estimates relate to the fair value of share-based compensation, measurement of revenue, estimate of uncertain tax positions, and measurement of liabilities accounted for under the interest method.

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

Cash and cash equivalents and marketable securities totaled $241.7 million as of December 31, 2024. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities.” Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

The Company’s accounts receivables are composed of net sales of Jelmyto arising from the Company's arrangements with two third-party national specialty distributors. The Company assesses the need for an allowance for doubtful accounts primarily based on creditworthiness, historical payment experience and general economic conditions. The Company has not experienced any credit losses related to arrangements with customers and has not currently recognized any allowance for doubtful accounts.

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

Inventory

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. For Jelmyto, the Company commenced capitalization of inventory at the receipt of FDA approval. Costs related to inventories that are not expected to be manufactured and sold within the next 12 months are classified as long-term assets and presented within Other non-current assets on the consolidated balance sheets.

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

Prepaid Forward Obligation

The Company is party to a transaction with RTW Investments (the “RTW Transaction”) in which the Company received funds to support the launch of Jelmyto and the development of UGN-102 in return for tiered, future cash payments based on net sales of Jelmyto and, subject to FDA approval, UGN-102, UGN-103 and UGN-104. The net proceeds received under the RTW Transaction were recognized as a long-term liability. The Company recognizes the current cash payable amounts under the arrangement within other current liabilities on the consolidated balance sheets. The subsequent measurement for the liability follows the accounting principles defined in ASC Topic 835-30, “Imputation of Interest.” See Note 9 for further discussion related to the prepaid forward obligation.

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

Leases

The Company is a lessee in several noncancelable operating and finance leases, primarily for office space, office equipment and vehicles.

The Company accounts for leases in accordance with ASC Topic 842, “Leases.” The Company determines if an arrangement is a lease at inception. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. Operating and finance lease ROU assets are presented as right-of-use assets on the consolidated balance sheets. The current portion of lease liabilities is included in other current liabilities and the long-term portion is presented separately as long-term lease liabilities on the consolidated balance sheets.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, the expense consists of interest on the lease liability and amortization of the right-of-use asset. Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as selling, general and administrative expenses in the consolidated statements of operations. The Company has elected the practical expedient to not separate between lease and non-lease components.

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

ROU assets are periodically reviewed for impairment losses under ASC 360-10, “Property, Plant, and Equipment,” to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

Revenue

Net revenue from product sales is recognized at the transaction price when the specialty distributors obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of the product to the treating physician. All product sales of Jelmyto are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug, which are estimated based on the Company’s historical experience.

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

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is equal to the vesting period. For performance stock units (“PSUs”), cost is measured at the grant date based on the fair value of the award and is recognized over any relevant service period as expense when the achievement of the performance condition is probable. The fair value of options is determined using the Black-Scholes option-pricing model. The fair value of a restricted stock unit ("RSU") or a PSU equals the closing price of the Company’s ordinary shares on the grant date. The Company accounts for forfeitures as they occur in accordance with ASC Topic 718, “Compensation—Stock Compensation.”

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

The Company’s pre-funded warrants require the holder to pay nominal consideration to receive the Company’s ordinary shares and are therefore considered outstanding shares in determining basic and diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share.”

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted loss per ordinary share for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Basic and diluted:
Loss attributable to equity holders of the Company	$(126,874)	$(102,244)
Weighted-average number of ordinary shares	42,876,737	28,834,303
Loss per ordinary share	$(2.96)	$(3.55)

Recently Adopted or Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which provides guidance to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company has adopted the new guidance, which applies to all public entities, including those with a single reportable segment. The amendments primarily enhance segment expense disclosures.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), which provides guidance to improve the disclosures about a public business entity’s expenses. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential impact of the adoption of ASU 2024-03 on the Company’s financial disclosures.

The Company has reviewed other Accounting Standards Updates recently issued by the FASB, and determined that none of these pronouncements will have a significant impact on the Company's consolidated financial statements and related disclosures.

NOTE 4 – oTHER fINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$10,931	$6,514
Accrued sales reserves	5,151	4,391
Accrued clinical expenses	2,027	1,246
Accrued research and development expenses	2,173	1,049
Accrued selling, general and administrative expenses	6,000	2,752
Accrued other expenses	1,149	586
Total accounts payable and accrued expenses	$27,431	$16,538

Interest and Other Income, Net

Interest and other income, net consisted of the following for the year ended  December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Interest income	$8,901	$2,641
Other income (loss), net	(229)	838
Total interest and other income, net	$8,672	$3,479

NOTE 5 – INVENTORIES

Inventories consisted of the following as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Raw materials (1)	$4,924	$4,464
Finished goods	4,522	2,877
Total inventories	$9,446	$7,341

(1) $0.2 million and $1.7 million of raw materials are included within other non-current assets on the consolidated balance sheets at December 31, 2024 and December 31, 2023, respectively. These raw materials are not expected to be manufactured and sold within the next 12 months. Changes in non-current inventories are reflected on the consolidated statements of cash flows within the caption of other non-current assets.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2024 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2024	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$41,008	$41,008	$—
Marketable securities
U.S. government	$26,053	$26,053	$—
Corporate bonds	14,980	—	14,980
Commercial paper	26,622	—	26,622
Certificates of deposit	2,065	—	2,065
Total marketable securities	$69,720	$26,053	$43,667
Total assets at fair value	$110,728	$67,061	$43,667

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

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of December 31, 2024 and 2023. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

NOTE 7 – Investments

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$41,008	$—	$—	$41,008
Marketable securities
U.S. government	$26,019	$34	$—	$26,053
Corporate bonds	14,966	15	(1)	14,980
Commercial paper	26,608	15	(1)	26,622
Certificates of deposit	2,071	—	(6)	2,065
Total marketable securities	$69,664	$64	$(8)	$69,720
Total assets at fair value	$110,672	$64	$(8)	$110,728

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s investments as of December 31, 2023 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$9,704	$—	$—	$9,704
Marketable securities
U.S. government	$28,618	$36	$(20)	$28,634
Corporate bonds	6,756	2	(20)	6,738
Commercial paper	7,094	8	(1)	7,101
Certificates of deposit	3,988	7	—	3,995
Total marketable securities	$46,456	$53	$(41)	$46,468
Total assets at fair value	$56,160	$53	$(41)	$56,172

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of December 31, 2024, the amortized cost of investments included an immaterial amount of accrued interest. As of December 31, 2024, marketable securities were in a net unrealized gain position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of December 31, 2024, the aggregate fair value of investments held by the Company in an unrealized loss position was $14.4 million which consisted of 12 securities. The unrealized loss was primarily driven by fluctuations in interest rates. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  December 31, 2024, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no allowance for credit losses were recognized in the period.

The Company’s investments as of December 31, 2024 mature at various dates through November 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Maturities within one year	$105,706	$51,670
Maturities after one year through three years	5,022	4,502
Total investments	$110,728	$56,172

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$473	$464
Computer equipment and software	2,542	2,293
Furniture	612	612
Leasehold improvements	626	617
Manufacturing equipment	683	655
	4,936	4,641
Less: accumulated depreciation and amortization	(4,281)	(3,952)
Property and equipment, net	$655	$689

Depreciation and amortization expense was $0.3 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively.

NOTE 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW. Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-102, UGN-103 and UGN-104, in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. Pursuant to the agreement, the initial cash payment rate of 9.5% on Jelmyto aggregate worldwide annual net sales of up to $200 million was increased to 13.0% and remained at that rate during the year ended December 31, 2024 because certain revenue thresholds were not met.

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

In accordance with the prepaid forward agreement, the Company will be required to make payments of amounts owed to RTW each calendar quarter, through and until the quarter in which the aggregate cash payments received by RTW are equal to or greater than $300 million. As of December 31, 2024, the cumulative amounts paid and payable by the Company were $34.8 million. As security for the payment and fulfilment of these amounts throughout the arrangement, the Company has granted RTW a first priority security interest in Jelmyto, UGN-102, UGN-103 and UGN-104, including the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to these products.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2024 and 2023 (in thousands):

Carrying value of prepaid forward obligation as of December 31, 2022	$98,923
Financing on prepaid forward obligation	21,552
Amounts paid and payable (1)	(10,753)
Carrying value of prepaid forward obligation as of December 31, 2023	109,722
Financing on prepaid forward obligation	23,411
Amounts paid and payable (1)	(11,746)
Carrying value of prepaid forward obligation as of December 31, 2024	$121,387

(1) $6.5 million and $3.0 million of the Amounts paid and payable are included as current portion of the prepaid forward obligation within other current liabilities on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.

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

The Company incurred financing expenses of $4.2 million related to the first and second tranches funded in 2022, and $0.5 million related to the third tranche funded in 2024, which are recognized as a direct offset to the long-term debt on the Company's consolidated balance sheets. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the consolidated statements of operations as "Interest expense."

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Carrying value of Pharmakon loan as of December 31, 2022	$97,537
Interest expense	14,715
Amounts paid	(13,701)
Carrying value of Pharmakon loan as of December 31, 2023	98,551
Third tranche of Pharmakon loan	25,000
Capitalized costs and discounts	(512)
Interest expense	12,521
Amounts paid	(13,826)
Carrying value of Pharmakon loan as of December 31, 2024	$121,734

NOTE 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases during the period covered by this report:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025. The Company's remaining contractual obligation under this lease is approximately $0.2 million as of December 31, 2024.

•

In April 2018, UPI entered into a new lease agreement for an office in Los Angeles, California. The lease commencement date was July 10, 2018 and terminated in March 2024. The landlord provided a tenant allowance for leasehold improvements of $0.2 million that was accounted for as a lease incentive. In November 2019, UPI entered into a sublease for this office space, with a lease commencement date of  January 1, 2020, which continued until the end of the lease term in March 2024. The subtenants exercised their early access clause and moved into the premises at the end of November 2019. The Company accounted for the sublease as an operating lease in accordance with ASC 842.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $0.6 million as of December 31, 2024.

Finance Leases

•

In July 2024, UPI entered into a new master lease agreement for vehicles, primarily for use by employees in sales, field services, and roles that require regular travel. Under the terms of the master lease agreement, the Company will lease various vehicles from time to time with an initial lease term of 48 months commencing on the delivery date of the vehicle with an option to continue month-to-month for an unlimited period of time. Lease payments are fixed, with payments due monthly in advance, and include charges for depreciation, maintenance, and other related services. At the end of each lease term, the Company is required to make a terminal rental adjustment based on the difference between the vehicle’s contractual book value and its estimated wholesale value, which may result in additional payments or refunds. The Company may also be required to pay additional rent if the vehicle exceeds certain mileage limits or shows abnormal wear and tear during the lease term. The Company’s remaining contractual obligation under this lease is approximately $3.0 million as of December 31, 2024.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s active leases expire at various dates from 2025 through 2028, with varying renewal and termination options.

The components of lease cost for the year ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$36	$—
Interest on lease liabilities	20	—
Operating lease cost	900	934
Sublease income	(42)	(224)
Variable lease cost	70	73
	$984	$783

The amounts recognized as of December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Finance lease right-of-use assets	$2,285	$1,671
Operating lease right-of-use assets	849	—
Finance long-term lease liabilities	1,595	844
Operating long-term lease liabilities	58	—
Other current liabilities related to finance leases	745	—
Other current liabilities related to operating leases	785	819

As of December 31, 2024, no impairment losses have been recognized.

Supplemental information related to leases for the periods reported is as follows (in thousands, except for lease terms and discount rate amounts):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$933	$1,169
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,321	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$122
Weighted-average remaining lease term of finance leases (in years)	3.94	—
Weighted-average remaining lease term of operating leases (in years)	1.02	1.92
Weighted-average discount rate of finance leases	13.82%	—
Weighted-average discount rate of operating leases	10.24%	10.21%

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, maturities of lease liabilities were as follows (in thousands):

Finance Leases
Years ending December 31,
2025	$998
2026	657
2027	657
2028	642
Total future minimum lease payments	$2,954
Less: Interest	(614)
Present value of lease liabilities	$2,340

Operating Leases
Years ending December 31,
2025	$824
2026	58
Total future minimum lease payments	$882
Less: Interest	(39)
Present value of lease liabilities	$843

NOTE 12 – REVENUE FROM PRODUCT SALES

Net product sales consist of the following for the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Jelmyto	$90,398	$82,713

All product sales of Jelmyto are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. The Company's largest customer comprises over 90% of product sales throughout the full year 2024, and approximately 80% of accounts receivables at December 31, 2024. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug. The Company estimates these elements of variable consideration based on the contractual or statutory terms governing the arrangements and the Company’s historical experience, and constrains the net revenue recognized for product sales to the value that is not probable to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. Reserves for chargebacks and returns are net settled and recognized as contra accounts receivable while the remaining reserves are recognized within other current liabilities on the consolidated balance sheets. The following table shows the activity with respect to sales reserves for the year ended December 31, 2024 and 2023, in thousands:

	Reserves related to government sponsored programs	Medicare refunds for discarded drug reserve	Other reserves	Total accrued sales reserves
Balance as of December 31, 2022	$590	$—	$847	$1,437
Changes during 2023
Accruals	11,110	3,451	8,807	23,368
Utilizations	(10,638)	—	(8,196)	(18,834)
Balance as of December 31, 2023	$1,062	$3,451	$1,458	$5,971
Changes during 2024
Accruals	13,870	3,920	11,273	29,063
Utilizations	(13,822)	—	(10,785)	(24,607)
Changes to prior period estimates	(223)	358	—	135
Balance as of December 31, 2024	$887	$7,729	$1,946	$10,562

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LICENSE AND COLLABORATION AGREEMENTS

Agenus Agreement

In November 2019, the Company entered into a license agreement with Agenus Inc. ("Agenus"), pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is a formulation of zalifrelimab administered using RTGel technology that is in Phase 1 clinical development for high-grade non-muscle invasive bladder cancer.

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

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SHAREHOLDERS’ EQUITY

The Company had 100.0 million ordinary shares authorized for issuance as of December 31, 2024 and 2023. The Company had 42.2 million and 32.5 million ordinary shares issued and outstanding as of December 31, 2024 and 2023, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the "Board"). Since the Company's inception, the Board has not declared any dividends.

ATM Sales Agreement

In December 2019, the Company entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”)

pursuant to which the Company  may from time to time offer and sell the Company's ordinary shares having an aggregate offering price of up to $100.0 million.

During the first quarter of 2024, the Company sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to the Company after deducting sales commissions to TD Cowen were approximately $54.7 million. The remaining capacity under the ATM Sales Agreement was approximately $27.3 million as of December 31, 2024. The shares will be offered and sold, if any, pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022, or a subsequent shelf registration statement.

Securities Purchase Agreement

On July 26, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers 7,300,380 ordinary shares of the Company (“Shares”) and 5,278,776 of pre-funded warrants to purchase ordinary shares of the Company at a purchase price of $9.54 per Share or $9.539 for each ordinary share underlying a pre-funded warrant, in a private placement transaction that closed on July 28, 2023 and August 9, 2023 (the “Private Placement”) for aggregate gross proceeds of $120.0 million, before deducting fees to placement agents and financial advisors and before other expenses paid by the Company. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, became exercisable upon original issuance and will not expire until exercised in full. The pre-funded warrants may not be exercised to the extent that the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. The aggregate fee paid by the Company to placement agents and financial advisors was $3.6 million, plus the reimbursement of certain expenses.

Resales of the Shares and the ordinary shares issuable upon exercise of the pre-funded warrants were registered pursuant to the Company’s registration statement on Form S-3 (File No. 333-274423) filed with the SEC on September 8, 2023, which was declared effective on September 15, 2023.

On December 20, 2023, the Company issued 1,599,733 ordinary shares through a cashless conversion of 1,599,840 pre-funded warrants for the purchase of ordinary shares of the Company. On January 24, 2025, the Company issued 3,206,271 ordinary shares through a conversion of 3,206,271 pre-funded warrants for the purchase of ordinary shares of the Company.

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Fred Cohen, M.D., a director of the Company at the time, purchased 1,572,327 of the Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen was the Chair and Chief Investment Officer of Monograph at the time of purchase.

Underwritten Public Offering

On June 17, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on June 20, 2024. The gross proceeds to the Company from the closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and offering expenses of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants  may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On July 18, 2024, the Company completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds to the Company of $16.1 million before deducting underwriting discounts and commissions and offering expenses paid by the Company of $1.0 million.

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

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan was 1,400,000. On January 1, 2018, the share reserve increased by 250,167 shares to 1,650,167 shares. On October 12, 2018, the Company increased the number of ordinary shares authorized for issuance under the 2017 Plan by 1,900,000 shares to 3,550,167 shares. On June 8, 2020, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 3,950,167 shares. On June 7, 2021, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 4,350,167 shares. On June 8, 2022, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 4,750,167 shares. On September 7, 2023, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 450,000 shares to a total share reserve of 5,200,167 shares. On August 6, 2024, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 800,000 shares to a total of 6,000,167 shares.

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

As of December 31, 2024, 4,119,671 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 1,654,692 ordinary shares remain available for future awards.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Options granted:

Set forth below are grants made by the Company as of December 31, 2024. The majority of options vest over three years and expire on the tenth anniversary of the date of grant. During 2024, the Company granted 238,614 options with exercise prices ranging from $13.11 to $15.16 per share.

The weighted average fair value of options granted during 2024 and 2023 was $2.5 million and $4.3 million, respectively.

The total unrecognized compensation cost of options as of December 31, 2024 was $3.1 million, which is expected to be recognized over a weighted average period of 1.75 years.

The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	2024	2023
Value of ordinary shares	13.11-15.16	8.84-17.94
Dividend yield	0%	0%
Expected volatility	81.00%-89.12%	67.21%-81.00%
Risk-free interest rate	3.61%-4.42%	3.47%-4.42%
Expected term (in years)	6.0-10 years	6.0-10 years

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

The following table summarizes the number of employee and non-employee options outstanding under the Plans for the years ended December 31, 2024 and 2023, and related information:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2023	2,685,796	$25.35	7.37	$5,131
Granted	238,614	13.80
Forfeited	(277,901)	24.05
Exercised	(34,666)	9.25
Outstanding as of December 31, 2024	2,611,843	$24.65	5.80	$1,092
Vested and expected to vest, December 31, 2024	2,611,843	$24.65	5.80	$1,092
Exercisable, December 31, 2024	2,051,867	$28.24	5.04	$743

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of stock options exercised was $0.2 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes information about RSU activity as of December 31, 2024:

Outstanding Restricted Stock Units
Outstanding as of December 31, 2023	1,098,684
Granted	964,369
Vested and released	(385,065)
Forfeited	(170,160)
Outstanding as of December 31, 2024	1,507,828

The fair value of RSUs granted during 2024 and 2023 was $14.5 million and $10.4 million, respectively. The total unrecognized compensation cost of RSUs as of December 31, 2024 is $12.1 million with a weighted average recognition period of 2.00 years.

The following table illustrates the effect of share-based compensation on the Statements of Operations:

	Year ended December 31,
	2024	2023
Research and development expenses	$2,235	$1,905
Selling, general and administrative expenses	10,873	7,439
Total share-based compensation expense	$13,108	$9,344

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – INCOME TAXES

The Company is taxed under Israeli tax laws:

Corporate tax rate

The applicable Israeli tax rate relevant to the Company for 2023 and thereafter is 23%.

For financial reporting purposes, the expense for current income taxes consists of the following (in thousands):

	2024	2023
Current taxes:
U.S. Federal	$2,206	$2,937
U.S. State	626	983
Total current taxes	$2,832	$3,920

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiary deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
In respect of:
Net operating loss carryforward	$122,944	$103,566
Research and development expenses	26,231	22,451
Stock-based compensation	12,441	11,953
Accrued expenses	2,371	2,310
Interest expense	2,630	1,345
In-process research and development	815	1,102
Lease Liabilities	683	283
Issuance costs	221	—
Other	988	877
Total deferred tax assets	169,324	143,887
Less—valuation allowance	(168,555)	(143,566)
Deferred tax assets, net of valuation allowance	769	321
Right-of-use asset	(725)	(276)
Depreciation of fixed assets	(44)	(45)
Total deferred tax liabilities	(769)	(321)
Net deferred tax assets	$—	$—

The change in valuation allowance for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Balance at the beginning of the year	$(143,566)	$(129,601)
Changes during the year	(24,989)	(13,965)
Balance at the end of the year	$(168,555)	$(143,566)

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

	December 31,
	2024	2023
Pretax loss	$(124,042)	$(98,324)
Statutory rate	23%	23%
Income tax expense/(benefit) at statutory rate	(28,530)	(22,615)
Additional tax (tax saving) in respect of:
Non-deductible expenses	6,929	5,704
R&D and orphan drug credits	(510)	(1,197)
Different tax rate of foreign subsidiaries	(669)	(689)
Uncertain tax positions	597	176
Change in valuation allowance(1)	24,989	22,898
Other	26	(358)
Income tax expense	$2,832	$3,920

(1) In the course of preparing the 2022 tax returns, adjustments were made for certain nondeductible amounts, reducing net operating loss carryforward and reflected as a change in valuation allowance of approximately $8.9 million in 2023.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pretax loss for December 31, 2024 and 2023 includes pretax loss from foreign (United States) jurisdictions of $11.0 million and $17.9 million, respectively.

The Internal Revenue Code of 1986, as amended (the “Code”), contains provisions that may limit our use of federal net operating loss carryforwards if significant changes occur in the constructive stock ownership of UroGen Pharma, Inc. In the event it has had an “ownership change” within the meaning of Section 382 of the Code, utilization of its net operating loss carryforwards could be restricted under Section 382 of the Code and similar state provisions. Such limitations could result in the expiration of the net operating carryforwards incurred before 2018 before their utilization.

Losses for tax purposes carried forward to future years

As of December 31, 2024 and 2023, the Company had approximately $533.9 million and $452.0 million of carryforward tax losses, prior to tax effecting, respectively, available to reduce future taxable income without limitation of use. The Company's carryforward tax losses relate to losses generated in Israel and can be carried forward indefinitely.

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2024	2023
Unrecognized tax benefits at the beginning of the year	$1,974	$1,974
Gross increases — tax positions in current period	—	—
Gross increases — tax positions in prior period	—	—
Unrecognized tax benefits at the end of the year	$1,974	$1,974

The liability for uncertain tax positions of $3.8 million as of December 31, 2024 is related to transfer pricing between affiliated entities. The uncertain tax positions liability on the consolidated balance sheets includes $1.8 million and $1.2 million of accrued interest and penalties related to unrecognized tax benefits at December 31, 2024 and December 31, 2023, respectively. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. If recognized, balances of uncertain tax positions as of December 31, 2024 would result in incremental net operating loss carryforwards, which would be expected to require a full valuation allowance based on present circumstances, therefore, the uncertain tax positions will not impact the effective tax rate.

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

The uncertain tax positions are reviewed quarterly and adjusted as events occur that could affect potential liabilities for additional taxes, including lapsing of applicable statutes of limitations, correspondence with tax authorities, proposed assessments by tax authorities, identification of new issues, and issuance of new legislation or regulations. The Company recognizes its gross uncertain tax positions as a long-term liabilities. The Company believes that adequate amounts of tax have been provided in income tax expense for any adjustments that may result from its uncertain tax positions. Approximately $1.4 million of the liability for uncertain tax positions relate to tax years for which the statute of limitations will expire within the next 12 months. Based upon the information currently available, the Company  does not reasonably expect any other changes in its existing uncertain tax positions in the next 12 months.

The Company has received final tax assessments up to and including its 2017 tax year in Israel and 2020 in the US.

NOTE 18 – RELATED PARTIES

There were no related party transactions for the year ended December 31, 2024. See Note 15 for discussion regarding an affiliated investor in the private placement transaction for the year ended December 31, 2023. See Note 21 for discussion related to a subsequent event in February 2025 which involved a related party.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2024 and 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

On February 25, 2024, the Company received from Teva, a Paragraph IV Certification Notice Letter dated February 20, 2024, providing notification that Teva submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. On April 2, 2024, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiry of such patents. The Company stipulated to the dismissal of Teva Pharmaceutical Industries, Ltd. without prejudice and the action continues against the other two Teva entities. If the Company is unsuccessful in securing the requested court relief, Jelmyto may be subject to immediate competition from an FDA approved generic product after regulatory exclusivity for Jelmyto expires in April 2027.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Separation Agreements

On June 26, 2024, the Company entered into a separation agreement with Jeff Bova, the Company’s former Chief Commercial Officer, which sets forth the terms of Mr. Bova's termination of employment with the Company, effective as of September 30, 2024. The arrangement includes cash severance, a pro rata portion of the target annual bonus for calendar year 2024, and partial acceleration of share-based compensation. The Company recognized $1.1 million within selling, general and administrative expenses during the year ended December 31, 2024 in relation to this arrangement.

On October 7, 2024, the Company entered into a separation and consulting agreement with Don Kim, pursuant to which Mr. Kim resigned from his positions as the Company’s Chief Financial Officer, principal financial officer and principal accounting officer, effective October 8, 2024. The arrangement includes cash severance, target annual bonus for calendar year 2024, a post-separation consulting arrangement, and partial acceleration of share-based compensation. The Company recognized $0.8 million within selling, general and administrative expenses during the year ended December 31, 2024 in relation to this arrangement.

Leases

See Note 11 for further discussion regarding lease commitments.

NOTE 20 – Segment Reporting

The Company is engaged in the development and commercialization of innovative solutions for the treatment of urothelial and specialty cancers. The Company has a single operating segment and reportable segment focused on these business activities, and its operations are managed on a consolidated basis. The primary revenue source for the segment comes from sales of the Company’s approved product, Jelmyto, primarily conducted in the United States.

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM assesses performance and allocates resources based on net income or loss, which is the primary measure of performance, as reported in the Consolidated Statements of Operations and Comprehensive Loss. Additionally, net income or loss is used to monitor performance relative to budgeted targets and to evaluate financial performance in relation to the Company’s strategic goals. For additional information, refer to the Consolidated Statements of Operations and Comprehensive Loss for detailed measures of segment revenues, expenses, and profit or loss.

Information about significant segment expenses regularly provided to the CODM is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expenses
R&D project materials & services	$38,556	$26,928
Employee compensation	14,882	14,796
Rent, office, utilities & technology	2,972	3,569
Other expenses	735	321
Total research and development expenses	$57,145	$45,614

Selling, general and administrative expenses
Employee compensation	$59,709	$52,605
Commercial & medical affairs services	27,205	14,210
Professional services	14,031	11,650
Travel, meetings & conferences	12,962	8,796
Rent, office, utilities & technology	3,283	2,790
Other expenses (1)	3,964	3,223
Total selling, general and administrative expenses	$121,154	$93,274

(1) Other expenses primarily consist of insurance, sponsorship, grants, other fees and taxes.

NOTE 21 – Subsequent events

On January 24, 2025, the Company issued 3,206,271 ordinary shares through a conversion of 3,206,271 pre-funded warrants for the purchase of ordinary shares of the Company. See Note 15 for further discussion related to shareholders' equity.

On  February 14, 2025 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (the “Agreement”) with IconOVir Bio, Inc. (“IconOVir”), pursuant to which the Company purchased and acquired certain assets of IconOVir (the “Transferred Assets”), including the product candidate ICVB-1042 and certain contracts, intellectual property rights, regulatory applications, submissions and registrations, and data and other rights related thereto, and assumed certain liabilities and obligations of IconOVir arising under certain contracts of IconOVir acquired by the Company.

As consideration for the Transferred Assets and subject to the terms and conditions of the Agreement, on the Closing Date the Company (i) issued 374,843 ordinary shares of the Company (the “Company Shares”) to IconOVir, which represents a purchase price of $4.0 million divided by the volume-weighted average closing price of the Company Shares on The Nasdaq Stock Market over the 30 consecutive trading days ending on (and including) the trading day immediately prior to the Closing Date, (ii) agreed to pay IconOVir a one-time payment of $15.0 million in cash upon the achievement of a cumulative aggregate worldwide net sales milestone for all products, including combination products, that incorporate or comprise ICVB-1042 (“ICVB Products”), (iii) agreed to pay IconOVir a low, single-digit percentage royalty, on an ICVB Product-by-ICVB Product basis, on the annual, worldwide net sales of such ICVB Product during the royalty term, subject to certain reductions as set forth in the Agreement, and (iv) agreed to assume certain immaterial liabilities arising under certain acquired contracts ((i), (ii), (iii), and (iv) collectively, the “Purchase Price”).

The Company also granted IconOVir certain piggyback registration rights with respect to the Company Shares issued to IconOVir, subject to customary exceptions and cutback rights.

Entities affiliated with Arie Belldegrun, M.D., the Chair of the Board of Directors of the Company, hold certain promissory notes of IconOVir that may entitle such entities to receive, in the aggregate, approximately 28.3% of the Purchase Price paid to IconOVir pursuant to the Agreement.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Certain unaudited selected quarterly financial results for the quarters within 2024 and 2023 are presented as follows:

	2024
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Six Months Ended June 30	For the Three Months Ended September 30	For the Nine Months Ended September 30	For the Three Months December 31	For the Year Ended December 31
Revenue	$18,781	$21,848	$40,629	$25,204	$65,833	$24,565	$90,398
Gross profit	$17,053	$19,619	$36,672	$22,751	$59,423	$22,094	$81,517
Net loss	$(32,286)	$(33,403)	$(65,689)	$(23,673)	$(89,362)	$(37,512)	$(126,874)
Weighted-average number of ordinary shares (1)	37,059,186	40,501,315	38,785,924	46,779,637	41,476,892	47,030,820	42,876,737
Basic and diluted loss per ordinary share (1)	$(0.87)	$(0.82)	$(1.69)	$(0.51)	$(2.15)	$(0.80)	$(2.96)

(1) The loss per share, both basic and diluted, for the first, second, and third quarters of 2024 was revised to record an immaterial correction to the amounts originally reported in the March 31, 2024 Form 10-Q filed on May 13, 2024, June 30, 2024 Form 10-Q filed on August 13, 2024, and September 30, 2024 Form 10-Q filed on November 6, 2024, by incorporating the 3,679,400 shares of pre-funded warrants outstanding as of each respective reporting period, which were not included in the previous calculations and are now reflected in the weighted average shares outstanding.

	2023
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Six Months Ended June 30	For the Three Months Ended September 30	For the Nine Months Ended September 30	For the Three Months December 31	For the Year Ended December 31
Revenue	$17,192	$21,139	$38,331	$20,852	$59,183	$23,530	$82,713
Gross profit	$14,927	$18,696	$33,623	$18,485	$52,108	$21,244	$73,352
Net loss	$(30,213)	$(24,136)	$(54,349)	$(21,879)	$(76,228)	$(26,016)	$(102,244)
Weighted-average number of ordinary shares	23,279,951	23,462,016	23,371,878	32,298,182	26,358,719	36,153,634	28,834,303
Basic and diluted loss per ordinary share	$(1.30)	$(1.03)	$(2.33)	$(0.68)	$(2.89)	$(0.72)	$(3.55)

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement for our 2025 annual meeting of shareholders, or an amendment to this Annual Report on Form 10-K, to be filed with the SEC by April 30, 2025 (the "Proxy Statement/Form 10-K Amendment").

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the “Corporate Code of Ethics and Conduct.” The Corporate Code of Ethics and Conduct is available on our website at www.urogen.com under the Governance section of our Investors page. To the extent requirement by applicable SEC rules, we intend to promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Corporate Code of Ethics and Conduct from c/o UroGen Pharma Ltd., 400 Alexander Park Dr., Princeton, NJ 08540.

Item 11. Executive Compensation

The information required by this item will be set forth in the Proxy Statement/Form 10-K Amendment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement/Form 10-K Amendment.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement/Form 10-K Amendment.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement/Form 10-K Amendment.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 6-K, filed with the SEC on May 18, 2017).

4.1	Reference is made to Exhibit 3.1.

4.2	Description of the Registrant’s Ordinary Shares.

4.3	Form of July 2023 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 27, 2023).

4.4	Form of June 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2024).

10.1*	Form of Officer Indemnity and Exculpation Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Report Form 6-K, filed with the SEC on July 13, 2018).

10.2*	Amended and Restated 2010 Israeli Share Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 20-F, filed with the SEC on March 15, 2018).

10.3*	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2024).

10.4*

2017 Israeli Equity Incentive Sub Plan to the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form F-1, filed with the SEC on April 7, 2017).

10.5	Form of Performance Stock Award Grant Notice and Performance Stock Award Agreement under the UroGen Pharma Ltd. Israeli Sub-Plan to 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2024).

10.6	Form of Stock Option Grant Notice and Stock Option Agreement under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.7	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.8	Amendment to Form of Restricted Stock Unit Grant Notice under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024)

10.9	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.10	Amendment to Form of Performance-Based Restricted Stock Unit Grant Notice under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2024).

10.11*	UroGen Pharma Ltd. 2019 Inducement Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2024).

10.12

Form of Stock Option Grant Notice and Stock Option Agreement under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2019).

10.13

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2019).

10.14	Amendment to Form of Restricted Stock Unit Grant Notice under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.15*	UroGen Pharma Ltd. 2024 Non-Employee Director and Officer Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2024).

10.16*

Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 3, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019).

10.17*	Amendment 1 to Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.18*	Omnibus Amendment to Equity Awards by and between the Registrant and Elizabeth Barrett, dated as of January 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.19*	Performance-Based Restricted Stock Unit Grant Notice by and between the Registrant and Elizabeth Barrett, dated as of November 13, 2023 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.20*	Amended Restricted Stock Unit Grant Notice by and between the Registrant and Elizabeth Barrett, dated as of December 20, 2023 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.21*	Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of December 5, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019).

10.22*	Amendment 1 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.23*	Amendment 2 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of March 15, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.24*	Employment Agreement between the Registrant and Jason Smith, dated August 12, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2020).

10.25*	Amendment 1 to Employment Agreement between the Registrant and Jason Smith, dated January 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.26*	Employment Agreement between the Company and Chris Degnan, dated October 7, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2024).

10.27*	Separation Agreement between the Company and Don Kim, dated October 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2024).

10.28†	License Agreement, dated November 8, 2019, by and between the Registrant and Agenus Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2020).

10.29	Lease Agreement, dated November 4, 2019, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2020).

10.30	Amendment to Lease Agreement, dated June 8, 2022, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2022).

10.31†**	Manufacturing and Supply Agreement, dated May 26, 2020, by and between the Registrant and Isotopia Molecular Imaging Ltd. (the “Isotopia Agreement”) and the extension to the Isotopia Agreement, dated August 25, 2022, by and between the Registrant and Isotopia Molecular Imaging Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2022).

10.32†**	Manufacturing and Supply Agreement - Amendment No. 2, dated May 19, 2023, by and between the Registrant and Isotopia Molecular Imaging Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2023).

10.33†**	Manufacturing & Supply Agreement, dated as of April 24, 2020 and amended as of March 2, 2022, by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022).

10.34†**	Amendment 2 to Manufacturing & Supply Agreement, dated as of December 28, 2023 by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.35†**	License and Supply Agreement, dated as of January 16, 2024, by and between UroGen Pharma Ltd. and Medac Gesellschaft für klinische Spezialpräparate m.b.H. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.36	Amended and Restated Loan Agreement, dated as of March 13, 2024, by and among UroGen Pharma, Inc., as the borrower, and a credit party, UroGen Pharma Ltd. as Parent, and a Credit Party, the other guarantors signatory hereto or otherwise party hereto from time to time as additional Credit Parties, BioPharma Credit PLC as collateral agent, BPCR Limited Partnership as a lender and BioPharma Credit Investments V (Master) LP as a lender (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.37†**	Pre-Paid Forward Contract by and among the Registrant and RTW Investments ICAV for and on behalf of RTW Fund 2, dated as of March 18, 2021, as amended April 30, 2021 and August 14, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2024).

19.1	UroGen Pharma Ltd. Insider Trading Policy.

21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023).

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	UroGen Pharma Ltd. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

101

The following financial information from the Annual Report on Form 10-K of UroGen Pharma Ltd. for the year ended December 31, 2024, formatted in Inline XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

UROGEN PHARMA LTD.

March 10, 2025	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of UroGen Pharma Ltd., hereby severally constitute and appoint Elizabeth Barrett and Chris Degnan, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elizabeth Barrett	President, Chief Executive Officer and Director	March 10, 2025
Elizabeth Barrett	(Principal Executive Officer)

/s/ Chris Degnan	Chief Financial Officer	March 10, 2025
Chris Degnan	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Chair	March 10, 2025
Arie Belldegrun, M.D.

/s/ Cynthia Butitta	Director	March 10, 2025
Cynthia Butitta

/s/ Leana S. Wen	Director	March 10, 2025
Leana S. Wen, M.D., M.Sc.

/s/ Stuart Holden	Director	March 10, 2025
Stuart Holden, M.D.

/s/ James Robinson Jr.	Director	March 10, 2025
James Robinson Jr.

/s/ Dan Wildman	Director	March 10, 2025
Dan Wildman