Form 10-K/A
period 2024-12-31
UroGen Pharma Ltd.
filed 2025-04-30
CIK 1668243

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 28, 2024 totaled approximately $675.1 million based on the closing price for the registrant’s ordinary shares on that day as reported by the Nasdaq Stock Market LLC. Such value excludes ordinary shares held by executive officers, directors and certain entities affiliated with directors as of June 28, 2024.

As of April 23, 2025, there were 46,107,451 of the registrant’s ordinary shares outstanding.

Auditor Firm ID: 238	Auditor Name: PricewaterhouseCoopers LLP	Auditor Location: Florham Park, New Jersey

EXPLANATORY NOTE

UroGen Pharma Ltd. (the “Company,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10‑K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2025, to provide the information required by Part III of Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are also not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. This Amendment No. 1 also amends Item 15 of Part IV to add the foregoing certifications.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information Concerning Our Directors

Our Board currently consists of seven directors. The brief biographies below include information, as of the date of this Amendment No. 1, regarding the specific and particular experience, qualifications, attributes or skills of each director that qualify such director to serve on our Board.

Name	Age	Position Held With the Company
Arie Belldegrun, M.D., FACS	75	Chair of the Board
Elizabeth Barrett	62	President, Chief Executive Officer and Director
Cynthia M. Butitta	70	Director
Stuart Holden, M.D.	82	Director
James A. Robinson, Jr	55	Director
Leana Wen, M.D., M.SC.	42	Director
Daniel G. Wildman	68	Director

Arie Belldegrun, M.D., FACS has served as our Chair of the Board since December 2012. Dr. Belldegrun is a co-founder of Allogene Therapeutics, a public biopharmaceutical company, and has served as Executive Chairman of its board of directors since November 2017. From March 2014 until October 2017 Dr. Belldegrun served as the President and Chief Executive Officer of Kite Pharma, Inc. and as a member of its board of directors from June 2009 until October 2017. He was also a Director of Gingko Bioworks (from September 2021 to November 2024). Dr. Belldegrun currently serves as Chairman of Bellco Capital LLC (since 2004); Chairman and Partner of Two River (since June 2009); Co-chairman of Breakthrough Properties LLC and Breakthrough Services, L.L.C. (since April 2019); Chairman of Kronos Bio (since November 2017); Co-chairman of Symbiotic Capital (since June 2023); and Director of ByHeart, Inc. (since October 2019). Dr. Belldegrun is also Senior Managing Director of Vida Ventures, LLC (since November 2017). Dr. Belldegrun is a Research Professor, holds the Roy and Carol Doumani Chair in Urologic Oncology, and is Founder and Director of the UCLA Institute of Urologic Oncology at the David Geffen School of Medicine at UCLA. Prior to joining UCLA, Dr. Belldegrun was at the National Cancer Institute/NIH as a research fellow in surgical oncology and immunotherapy under Dr. Steven A. Rosenberg. He completed his M.D. at the Hebrew University Hadassah Medical School in Jerusalem, his post-graduate studies in Immunology at the Weizmann Institute of Science, and his residency in urologic surgery at Harvard Medical School. He has authored several books on oncology and more than 500 scientific and medical papers related to urological cancers, immunotherapy, gene therapy and cancer vaccines. He is certified by the American Board of Urology and the American Association of Genitourinary Surgeons. Our Board believes Dr. Belldegrun’s business and medical knowledge and experience qualify him to serve on our Board.

Elizabeth Barrett has served as our President and Chief Executive Officer and as a director since January 2019. Prior to joining UroGen, Ms. Barrett served as the Chief Executive Officer of Novartis Oncology and a member of the Novartis Executive Committee since February 2018. Prior to Novartis, Ms. Barrett served at Pfizer Inc. in various leadership capacities, most recently as the Global President of Oncology and, before that, as President of Global Innovative Pharma for Europe, President of the Specialty Care Business Unit for North America, and Regional President of United States Oncology. Prior to Pfizer, Ms. Barrett was Vice President and General Manager of the Oncology Business Unit at Cephalon Inc. Ms. Barrett received an M.B.A. degree in Business Administration-Marketing from Saint Joseph’s University and a B.S. from the University of Louisiana. Ms. Barrett also currently serves on the boards of directors of Sage Therapeutics, Inc. (since 2019) and Allogene Therapeutics, Inc. (since 2021). Our Board believes Ms. Barrett’s service as our Chief Executive Officer and her leadership of both large organizations and growing businesses qualify her to serve on our Board.

Cynthia M. Butitta has served as our director since October 2017. Ms. Butitta served as Chief Financial Officer of Kite Pharma, Inc. from January 2014 to May 2016 and as Chief Operating Officer from March 2014 to September 2017. From May 2011 to December 2012, she was Senior Vice President and Chief Financial Officer at NextWave Pharmaceuticals Inc., a specialty pharmaceutical company. Prior to that, Ms. Butitta served as Chief Operating Officer of Telik, Inc., a biopharmaceutical company, from March 2001 to December 2010 and as its Chief Financial Officer from August 1998 to December 2010. Ms. Butitta also served as Principal Accounting Officer of Telik, Inc. until December 2010. She has served as a Director of Autolus, Ltd., a biotechnology company, since March 2018; a board member of Olema Oncology since August 2020 and Century Therapeutics, Inc. since February 2021. Ms. Butitta received her B.S. degree with honors in Business and Accounting from Edgewood College in Madison, Wisconsin and her M.B.A. degree in Finance from the University of Wisconsin-Madison. Our Board believes Ms. Butitta’s financial knowledge and experience qualify her to serve on our Board.

Stuart Holden, M.D. has served as our director since December 2015. Dr. Holden has been the Chair of ProQuest Investments’ Scientific Advisory Board since it was founded in 1998. Since May 2014, Dr. Holden has served as a member of the UCLA faculty as a Health Sciences Clinical Professor of Urology, Spielberg Family Chair in Urologic Oncology, in the Department of Urology at the UCLA David Geffen School of Medicine and Associate Director of the UCLA Institute of Urologic Oncology. Dr. Holden has worked in the field of prostate cancer for more than 36 years. Dr. Holden also serves as Medical Director of the Prostate Cancer Foundation since the foundation’s inception in 1993. Dr. Holden was the director of the Louis Warschaw Prostate Cancer Center at Cedars-Sinai Medical Center and the first holder of the Warschaw, Robertson, Law Families Chair in Prostate Cancer. Dr. Holden has served as a member of the board of directors of Telormedix SA from 2008 to 2017 and served as a member of the board of directors of Acurian, Inc. from 1999 through 2014. Dr. Holden also served on the Board of the American College of Medical Informatics from 1999 through 2006 and is currently on the board of Clarus Therapeutics, Inc. In addition, he was a founding partner at Tower Urology in Los Angeles. Dr. Holden received a B.S. degree from the University of Wisconsin-Madison and completed his medical degree and received his surgical training at Weill Cornell Medical College and the New York Hospital-Cornell University Medical College. He completed his urology residency at Emory University School of Medicine and fellowships in urology and developmental genetics at Memorial Sloan-Kettering Cancer Center. He also was awarded a clinical fellowship from the American Cancer Society. Our Board believes Dr. Holden’s medical knowledge and experience qualify him to serve on our Board.

James A. Robinson, Jr. has served as our director since July 2023. Mr. Robinson currently serves as the President, Chief Executive Officer and member of the board directors of A2 Biotherapeutics, Inc. Prior to this role, he served as the Chief Executive Officer of Urovant Sciences, Inc. from March 2020 through June 2023 and has served as a member of Urovant’s board of directors from March 2019 through June 2023. Prior to Urovant Sciences, Mr. Robinson held the position of President and Chief Operating Officer at Paragon Biosciences where he oversaw Paragon’s operations from April 2019 to March 2020. Previously, Mr. Robinson served as the President and Chief Operating Officer of Alkermes, where he was responsible for global commercial, new product planning, corporate planning, manufacturing, quality, human resources and business development functions. Prior to Alkermes, Mr. Robinson spent over twelve years at Astellas U.S., most recently as President, Americas Operations, where his responsibilities included all aspects of operations for North and South America. Prior to that, he was President of Astellas Pharma US, where he was responsible for leading the U.S. commercial organization. Prior to Astellas, Mr. Robinson spent thirteen years at Schering-Plough Pharmaceuticals, where his last role was Vice President, Hepatitis Sales and Managed Care. Mr. Robinson currently serves as an advisor to BridgeBio Pharma, Inc. and on the board of directors of Eledon Pharmaceuticals, Inc., a public biotechnology company, and Petauri Health, a private healthcare service company. Previously, Mr. Robinson served on the board of directors of Neos Therapeutics, Inc. prior to its acquisition by Aytu Biopharma, Inc. as well as the board of directors of Applied Genetic Technologies Corporation until its acquisition by Syncona LTD in November 2022. He also previously served on the board of directors of the Pharmaceutical Research and Manufacturers of America ("PhRMA") and served as Chairman of PhRMA’s State Committee. He is a founding member of MATTER. Mr. Robinson received a Bachelor of Science degree from DePaul University. Our Board believes Mr. Robinson’s broad business leadership experience, including his experience as an executive of commercial organizations, qualifies him to serve on our Board.

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

Daniel G. Wildman has served as our director since November 2022. Mr. Wildman is Chairman of the Board of Progenerative Medical, Inc., a pre-commercial company translating clinically proven reduced pressure technology into medical treatments for orthopedic surgeries. He also serves on the board of directors for Nyxoah S.A., Progenerative Medical, Inc. and PanTher Therapeutics, Inc. At Johnson & Johnson, Mr. Wildman led the Digital Surgery Strategy initiative where he was tasked with developing an integrated strategy for robotic surgery for the company. This strategy directly led to the 2019 acquisition of Auris Health, Inc. Prior to Digital Surgery, Mr. Wildman led Depuy Synthes Spine. In this role, he had overall responsibility for the second-largest spine surgery business in the world ($1.8B). He served in this capacity from August of 2015 to September of 2017, and during this period developed and implemented an integrated turn-around plan for the company. Previously, Mr. Wildman served as Worldwide President of Ethicon Biosurgery, a division of Ethicon, Inc. From 2003-2015 he led this global business dedicated to delivering innovative and life-saving solutions to surgeons via development and commercialization of biomaterial, biologic and combination products that changed the standard of care for intraoperative hemostasis. In this role, Mr. Wildman transitioned the company from Advanced Wound Care to Biosurgery through a combination of acquisitions, divestitures, and internal capability development, all focused on development and commercialization of meaningful innovations. The Biosurgery business at Ethicon continues to be one of the fastest growing companies in Johnson & Johnson's portfolio. Prior to Johnson & Johnson, Mr. Wildman spent 10 years with Boston Scientific Corporation in a variety of sales, marketing, operations and strategic planning roles of increasing responsibility. Mr. Wildman is an accomplished global leader. Throughout his career, he has earned a solid reputation for his strategic vision, motivational leadership, innovative technologies, ability to execute and his commitment to people development. Mr. Wildman received a Bachelor of Arts degree in Economics from St. Lawrence University in New York. Our Board believes Mr. Wildman’s business and executive experience qualify him to serve on our Board.

Information Concerning Our Executive Officers

The following table sets forth information concerning our executive officers, including their ages.

Name of Executive Officer	Age	Position(s)
Elizabeth Barrett	62	Chief Executive Officer and Director
Chris Degnan	45	Chief Financial Officer
Mark P. Schoenberg, M.D.	67	Chief Medical Officer
Jason Smith	53	General Counsel and Chief Compliance Officer

The biography of Ms. Barrett is set forth under the heading “Information Concerning Our Directors” above.

Chris Degnan has served as our Chief Financial Officer since October 2024. Prior to joining UroGen, Mr. Degnan served as the Chief Financial Officer of Galera Therapeutics, Inc., a public, late-stage biopharmaceutical company focused on oncology, from October 2019 to August 2024. Prior to Galera, Mr. Degnan served as the Chief Financial Officer of Verrica Pharmaceuticals Inc., a public, biotechnology company focused on medical dermatology, from March 2018 to October 2019. Prior to Verrica, Mr. Degnan held roles of increasing responsibility at Endo International plc, a generics and specialty branded pharmaceutical company, beginning in November 2014. At Endo, Mr. Degnan most recently served as the Vice President of Finance, Corporate FP&A and International Pharmaceuticals Segment Chief Financial Officer from December 2016 to March 2018. Prior to that, he served as the Vice President of Finance, Chief Financial Officer for Endo’s U.S. Branded Pharmaceuticals segment from March 2016 to December 2016, and as the Senior Finance Director, U.S. Branded Pharmaceuticals from November 2014 to March 2016. Prior to joining Endo, Mr. Degnan held roles of increasing responsibility at AstraZeneca plc, a global biopharmaceutical company, beginning in 2004. At AstraZeneca, Mr. Degnan most recently served as Senior Finance Director, U.S. Commercial Finance from July 2013 to November 2014. Mr. Degnan is a Certified Public Accountant in the State of Pennsylvania (voluntary inactive status) and holds a B.B.A. degree in Accountancy from the University of Notre Dame.

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

Jason Smith has served as our General Counsel, Chief Compliance Officer and Corporate Secretary since August 2020. Mr. Smith is responsible for leading our legal, intellectual property, and corporate compliance functions. Mr. Smith joined us from Pfizer Inc., where he served as Chief Counsel, Oncology from August 2016 to August 2020. Prior to Pfizer, Mr. Smith worked in the legal department at Wyeth in a variety of roles including as antitrust counsel, Global Product Counsel and Chief Counsel, U.S. Pharmaceuticals, leading a team of lawyers supporting the prescription pharmaceuticals businesses. Before joining Wyeth, Mr. Smith was an associate at Howrey, Simon, Arnold & White in Washington, DC, in the antitrust and commercial litigation groups. Mr. Smith received his bachelor's degree in Economics, cum laude from Binghamton University and his juris doctor degree, with high honors, from George Washington University.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of ordinary shares and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

During the year ended December 31, 2024, Mr. Kim, Dr. Schoenberg, and Mr. Smith each filed a Form 4 on September 12, 2024 for transactions that occurred September 9, 2024.

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

Audit Committee

Our Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Ms. Butitta, Dr. Holden and Dr. Wen. Ms. Butitta serves as Chair of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Ms. Butitta is an “audit committee financial expert” as such term is defined in the applicable SEC rules and has the requisite financial experience as defined by the Nasdaq listing standards. Each of the members of our Audit Committee is “independent” as such term is defined in Rule 10A-3(b)(1) under the Exchange Act and satisfies the independent director requirements under the Nasdaq listing standards.

Insider Trading Policy; Hedging and Pledging Policy

We have adopted an insider trading policy (“Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and other employees of the Company that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our Insider Trading Policy is filed as an exhibit to the Form 10-K for our fiscal year ended December 31, 2024. In addition, it is the Company’s intent to comply with applicable laws and regulations relating to insider trading.

Our Insider Trading Policy also prohibits our directors, officers and employees, and generally any entities or family members of such individuals whose trading activities are controlled or influenced by any such persons, from engaging in short sales, transactions in put or call options, hedging transactions, margin accounts or other inherently speculative transactions with respect to our equity securities, which protects against short-term decision making.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

We are a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and the following compensation disclosure is intended to comply with the requirements applicable to smaller reporting companies. Although the rules allow us to provide less detail about our executive compensation program than companies that are not smaller reporting companies, our Compensation Committee is committed to providing the information necessary to help shareholders understand its executive compensation-related decisions. Accordingly, this section includes supplemental narratives that describe our 2024 compensation program for our named executive officers.

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

Our 2024 corporate performance highlights include the following:

●	Our UGN-102 Pivotal ENVISION trial demonstrated a 12-month duration of response of 82.3% (95% CI, 75.9%, 87.1%), by Kaplan-Meier estimate, for patients who achieved a complete response at three months after the first instillation of UGN-102.

●	Our new drug application (NDA) for UGN-102 was accepted in October 2024 and is under review by the FDA, with a Prescription Drug User Fee Act (PDUFA) target action date set for June 13, 2025.

●	We secured an exclusive license from medac GmbH to develop a next-generation novel mitomycin-based formulation for urothelial cancers.

●

We received a new U.S. patent that covers the use of our UGN-103 and UGN-104 development programs in the treatment of low-grade intermediate-risk non-muscle invasive bladder cancer (LG-IR-NMIBC) and low-grade upper tract urothelial cancer (LG-UTUC), respectively. The U.S. patent has an expiration date in December 2041. UGN-103 and UGN-104 combine our proprietary RTGel technology with medac GmbH’s licensed proprietary lyophilized mitomycin formulation.

●	We entered into multiple strategic research collaborations to explore the potential of our proprietary RTGel technology to enhance clinical effectiveness of multiple immunotherapies in support of long-term growth strategy.

●	We restructured our loan agreement with Pharmakon Advisors providing UroGen with additional funding of up to $100 million.

●	We completed an underwritten public offering of ordinary shares for aggregate gross proceeds of $123.6 million, before deducting underwriting discounts and commissions and offering expenses.

●	JELMYTO® achieved net product revenue of $90.4 million in 2024, compared with $82.7 million in 2023, driven by underlying demand revenue growth of 12% for 2024.

The following discussion describes our executive compensation process and policies. It provides qualitative information on the factors relevant to these decisions and the manner in which compensation is awarded to our named executive officers for the fiscal year ended December 31, 2024, which consisted of our principal executive officer, our current principal financial officer, our general counsel and chief compliance officer, and our former principal financial officer. These named executive officers were as follows:

Name	Position(s)
Elizabeth Barrett	President and Chief Executive Officer
Chris Degnan	Chief Financial Officer
Jason Smith	General Counsel and Chief Compliance Officer
Don Kim	Former Chief Financial Officer

Objectives, Philosophy and Elements of Executive Compensation

Our compensation program aims to achieve the following main objectives:

●	attract, retain and reward highly qualified executives;
●	provide incentives that motivate executives to achieve our key performance goals that create shareholder value;
●	align our executives’ interests with those of our shareholders; and
●	link pay to company performance.

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

●

We emphasize long-term equity incentives. Equity awards are an integral part of our executive compensation program and comprise the primary “at-risk” portion of our named executive officer compensation package. During 2024, we granted our executive officers options to purchase our ordinary shares, restricted stock units and performance stock units. These awards strongly align our executive officers’ interests with those of our shareholders by providing a continuing financial incentive to maximize value for our shareholders and by encouraging our executive officers to remain in our long-term employ. Options and restricted stock units granted to our named executive officers in 2024 vest in equal annual installments over three years from the vesting commencement date. Performance stock units granted to our executive officers in 2024 will vest upon the first sale of our product candidate UGN-102, directly tying a substantial component of our executive officers' total compensation to performance against one of the primary drivers of long-term value.

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

Attracts highly qualified executives and encourages their continued employment over the long-term.

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

We focus on providing a competitive compensation package to our executive officers which provides short- and long-term incentives for the achievement of measurable Company and executive officer objectives. We believe that this approach provides an appropriate blend of short-term and long-term incentives to maximize shareholder value. We generally do not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation, although total annual cash bonus compensation to any individual is capped at 150% of such individual’s salary pursuant to our Officers Compensation Policy. Our Compensation Committee uses its judgment to establish a total compensation program for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes is appropriate to achieve the goals of our executive compensation program and our corporate objectives. In 2024 our Actual CEO compensation was as follows:

To ensure the alignment of our executive officer incentives with shareholder interests, we have historically structured a significant portion of the named executive officers’ total target compensation with performance-based bonus opportunities and long-term incentive equity awards. Additionally, in 2024, half of the value of our CEO’s long-term incentive equity awards were in the form of performance stock units which vest upon the first sale of our lead product candidate UGN-102, directly tying a substantial component of our CEO’s total compensation to performance against one of the primary drivers of long-term value creation. Our CEO's total direct compensation for 2024 was positioned at approximately the 20th percentile of our compensation peer group. Our non-CEO executives' total direct compensation for 2024 was positioned at approximately the 15th percentile of our compensation peer group (see section titled "Use of Competitive Market Compensation Data" below for more detail on the selection of our compensation peer group).

2024 Say-on-Pay Results

At our 2024 annual meeting of shareholders, we held a shareholder advisory vote on executive compensation, commonly referred to as a “say-on-pay” vote, which resulted in over 87% of the total votes cast being in favor of the advisory proposal, representing a significant increase over the prior year’s approval percentage.

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

We continually endeavor to align our executives' interests with those of our shareholders, and link pay to company performance. We have identified receipt of U.S. regulatory approval for our lead product candidate UGN-102 as critical short and long-term strategic objectives. In 2024 and 2025, we have included performance stock units as part of our officers’ long-term incentive compensation, with vesting of these performance stock units upon the first commercial sale of UGN-102 and upon achievement of a net product sales target for UGN-102, respectively, directly tying a substantial component of our officers’ total compensation to the primary drivers of long-term value.

Our next “say-on-pay” vote will be held at our 2025 annual meeting of shareholders.

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

Working with Compensia, the Compensation Committee approved a group of companies that were identified as peers based on alignment with our Company’s industry, stage of drug development, headcount, and market capitalization. The peer group that was identified and used in research that informed executive compensation for 2024 included the following companies: 2seventy bio, Arcus Biosciences, Day One Biopharmaceuticals, Deciphera Pharmaceuticals, Eagle Pharmaceuticals, Erasca, IDEAYA Biosciences, Inhibrx, iTeos Therapeutics, Karyopharm Therapeutics, Kura Oncology, RAPT Therapeutics, Rigel Pharmaceuticals, Syndax Pharmaceuticals, Tango Therapeutics, Verastem, Xencor and Y-mAbs Therapeutics.

Compensia completed a benchmarking assessment of our historical executive compensation at the end of 2023 to inform the Compensation Committee’s determinations regarding executive compensation for 2024 using data compiled from the aforementioned peer group. Identification of peers included consideration of comparable market capitalization, revenues, investigational and/or in-line portfolio, number of employees as well as stage and maturity of the peer company. Compensia prepared and the Compensation Committee reviewed, a range of market data reference points with respect to base salary, performance bonuses, target total cash compensation (base salary and the annual target performance bonus), equity compensation, and total direct compensation (target total cash compensation and equity compensation) with respect to each of the named executive officers.

Additionally, Compensia performed benchmarking analysis of actual 2024 executive compensation awarded as compared to the following peers: Acrivon Therapeutics, Arcus Biosciences, Arvinas, Aura Biosciences, C4 Therapeutics, Day One Biopharmaceuticals, Erasca, IDEAYA Biosciences, iTeos Therapeutics, Kura Oncology, Olema Pharmaceuticals, Rigel Pharmaceuticals, Sutro Biopharma, Syndax Pharmaceuticals, Tango Therapeutics, Tyra Biosciences, Xencor and Y-mAbs Therapeutics. Changes in the peer group were driven by consideration of comparable market capitalization, as well the acquisition of several companies in the prior peer group. This benchmarking analysis found that overall target total direct compensation awarded in 2024 was at approximately the 15th percentile for our executive officers excluding the CEO and the 20th percentile for the CEO. This analysis of 2024 compensation and other research performed by Compensia is then used to inform the Compensation Committee’s determinations regarding executive compensation for 2025.

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

2024 Executive Compensation Summary

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

The 2024 base salaries for our named executive officers were as follows:

Executive	Base Salary	Percentage Increase in Base Salary from December 2023
Elizabeth Barrett	$831,342	4.00%
Chris Degnan	$500,000	*
Jason Smith	$478,067	4.00%
Don Kim	$435,120	12.00%

* Mr. Degnan commenced employment with us in October 2024.

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

The table below sets forth the targets for our named executive officers for 2024, as provided for in their respective employment agreements. The target percentage is paid as a percentage of such executive officer’s base salary. For example, if 100% of the Company’s performance goals are achieved, this would yield our Chief Executive Officer, Elizabeth Barrett, a cash incentive award of 75% of her base salary.

Executive Officer	Target Percentage of Base Salary
Elizabeth Barrett	75%
Chris Degnan	50%
Jason Smith	50%
Don Kim	50%

In late 2023, the Compensation Committee finalized the corporate goals for the 2024 performance year as described below. Our objective corporate goals were designed to be challenging to achieve and are directly aligned with our specific strategic goals, including advancing our development programs, our research function, our clinical activities, commercialization activities and certain corporate and financial goals, which we believe will create value for shareholders. The maximum possible corporate achievement for 2024 was 150% of our 2024 corporate goals (up to 100% for the core goals and 50% for the stretch goals), regardless of whether the maximum weighting of 60% for the stretch goals were achieved. In December 2024, the Compensation Committee and the Board evaluated the accomplishments and performance of the Company against such corporate goals, including progress towards the goal in making their recommendations for the ultimate funding levels, and the Board made the following determinations regarding corporate performance achieved against the pre-established performance goals.

Corporate Goal – Core	Weighting	Corporate Achievement
FDA acceptance of UGN-102 application by Oct 31st 2024	65%	Achieved
Achieve $100 million in revenue	35%	Not Achieved

Corporate Goal – Stretch	Weighting	Corporate Achievement
Exceed $100 million revenue target by 10%, 20%, 30%	5%, 10%, 15% (max 15%)	Not Achieved
Accelerated FDA acceptance of UGN-102 by 30, 60, 90 days ahead of Oct 31st, 2024	10%, 15% 25% (max 25%)	Not Achieved
Execute a Strategic Partnership/Business Development Deal (1)	20%	Achieved

(1) Entered into multiple strategic research collaborations to explore the potential of our proprietary RTGel technology to enhance clinical effectiveness of multiple immunotherapies in support of long-term growth strategy.

In January 2025, the Board reviewed and approved corporate cash incentives as set forth in the table below. The Compensation Committee or Board may, in its sole discretion, eliminate any individual cash incentive or reduce or increase the amount of compensation payable with respect to any individual cash incentive.

	2024 Target Annual Cash Incentive		2024 Actual Annual Cash Incentive Paid
Named Executive Officer	% of Base Salary	$	% of Target Annual Cash Incentive	$
Elizabeth Barrett	75%	$623,507	85%	$529,981
Chris Degnan	50%	$250,000	92%	$53,125 (1)
Jason Smith	50%	$239,034	85%	$203,179
Don Kim (2)	50%	$217,560	—	—

(1)	The actual annual cash incentive paid to Mr. Degnan has been prorated for the period from the date of hire, October 8, 2024, to year-end, December 31, 2024.
(2)	Mr. Kim resigned from his positions as the Company’s Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer, effective October 8, 2024. As a result, his annual cash incentive is included under "All Other Compensation" in the Summary Compensation Table, as part of his separation agreement.

Equity Awards

In 2024, the Compensation Committee approved the following grants of options to purchase our ordinary shares, restricted stock units and performance stock units to our named executive officers.

Executive	Share Option Grant (# shares)	Restricted Stock units (# shares)	Performance Stock units (# shares)
Elizabeth Barrett	-	87,615	87,615
Chris Degnan (1)	74,142	13,450	-
Jason Smith	-	16,500	16,500
Don Kim	-	12,000	12,000

(1)	Grants to Mr. Degnan reflect new hire grants. Since Mr. Degnan commenced employment with us in October 2024, he did not receive a performance stock unit.

All options and restricted stock units granted to our named executive officers above vest in equal annual installments over three years from the vesting commencement date, subject to the continued service of the named executive officer through each vesting date. Performance stock units vest based on the first commercial sale of our lead product candidate UGN-102, subject to the continued service of the named executive officer through the vesting date. The annual equity grants to our named executive officers are evaluated and approved by the Compensation Committee in the context of each named executive officer’s total compensation and take into account the market data provided by compensation consultants in addition to the individual officer’s responsibilities and performance. New hire equity grants to our named executive officers are evaluated and approved by the Compensation Committee and the Board based on competitive market data provided by compensation consultants as well as such officer’s experience and expected contributions. The Compensation Committee also takes into account the recommendations of the Chief Executive Officer with respect to appropriate grants and any particular individual circumstances, other than with respect her own grants.

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

Elizabeth Barrett. On January 3, 2019, we entered into an employment agreement with Ms. Barrett, which was amended in January 2021 to provide certain change in control benefits, as described in more detail below under “Severance and Change in Control Benefits”. Pursuant to her employment agreement, Ms. Barrett (i) received a signing bonus of $300,000 (subject to full repayment if she resigned without good reason, or the Company terminated her employment for cause, before January 3, 2020); (ii) received an initial annual base salary of $700,000; (iii) was eligible to receive an annual discretionary bonus for 2019 of up to 100% of her base salary, with 50% guaranteed; and (iv) is eligible to receive annual discretionary bonuses for years following 2020, with an annual target bonus of 50% of her base salary. In December 2023, the Board approved an increase in the annual bonus target from 50% to 75% to be effective starting with the 2024 performance year.

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

Chris Degnan. On October 7, 2024, we entered into an employment agreement with Mr. Degnan. Pursuant to the terms of the agreement, Mr. Degnan receives an annual base salary of $500,000 and is eligible for a target annual cash bonus equal to 50% of his base salary (pro-rated in the case of a partial year). Mr. Degnan was granted an initial new hire option to purchase 74,142 ordinary shares and 13,450 restricted stock units.

Jason Smith. On August 12, 2020, we entered into an employment agreement with Mr. Smith, which was amended in January 2021 to provide certain change in control benefits, as described in more detail below under “Severance and Change in Control Benefits”. Pursuant to the terms of the agreement, Mr. Smith (i) received a signing bonus of $100,000 (which was subject to full repayment if his employment with the Company had terminated for any reason before August 31, 2021), (ii) received an initial annual base salary of $425,000 and (iii) was eligible for a target annual cash bonus equal to 50% of his base salary. Mr. Smith was granted an initial new hire option to purchase 60,000 ordinary shares and 25,000 restricted stock units.

Don Kim. On March 20, 2022, we entered into an employment agreement with Mr. Kim. Pursuant to the terms of the agreement, Mr. Kim (i) received an initial annual base salary of $370,000 and (ii) is eligible for a target annual cash bonus equal to 50% of his base salary. Mr. Kim was granted an initial option to purchase 20,000 ordinary shares. On October 8, 2024, Mr. Kim resigned as the Company's Chief Financial Officer.

On October 7, 2024, we entered into a separation and consulting agreement with Mr. Kim, pursuant to which Mr. Kim resigned from his positions as the Company’s Chief Financial Officer, effective October 8, 2024, and agreed to provide consulting services to us on a part-time basis through April 28, 2025 in exchange for a cash payment of $36,260. The consulting agreement was subsequently extended to September 30, 2025. Mr. Kim’s outstanding equity awards as of October 8, 2024 remain eligible for continued vesting through September 30, 2025. In addition, pursuant to the separation agreement, we have paid or will pay Mr. Kim: (i) the equivalent of nine months of his base salary in effect as of October 8, 2024, paid as salary continuation over nine months, (ii) a lump sum payment equal to $217,590, which was equal to Mr. Kim’s target performance bonus for 2024, and (iii) reimbursement for COBRA premiums for up to nine months following October 8, 2024.

Severance and Change in Control Benefits

Our employment agreements with Ms. Barrett, Mr. Degnan, Mr. Smith, and Mr. Kim (prior to his resignation) provide that they are eligible for severance benefits upon certain involuntary terminations of employment, including in connection with a change in control, as described below.

Pursuant to their respective employment agreements (or amended employment agreements in the case of Ms. Barrett and Mr. Smith), if the named executive officer is terminated by the Company without cause, by the named executive officer for good reason, or due to the named executive officer’s death or disability, then the named executive officer will be entitled to the following severance benefits: (i) continuing base salary payments for 6 months (or 12 months in the case of Ms. Barrett); (ii) a prorated target annual bonus for the year of termination (to the extent earned based on Company performance and with any individual performance component deemed achieved); (iii) any unpaid annual bonus earned with respect to the year preceding termination; (iv) the accelerated vesting of restricted shares and options held by the named executive officer at the time of such termination (in the case of Ms. Barrett, the portion of the award otherwise scheduled to vest within the 12 month period following termination; and in the case of Mr. Degnan, Mr. Smith and Mr. Kim, vesting will be accelerated by 1/12th, such that 8.33% of the total restricted shares and options subject to the awards will be deemed immediately vested and exercisable); and (v) COBRA payment reimbursement for up to 6 months for Mr. Degnan, Mr. Smith and Mr. Kim, and 12 months in the case of Ms. Barrett following such termination.

If there is a change in control and the named executive officer is terminated without cause or resigns for good reason, in either case within three months prior to, or 24 months following the effective date of the change in control, all four named executive officers will be entitled to 100% vesting and exercisability of all of his or her Company equity awards or other equity interests that are outstanding and unvested as of the termination or resignation date as well as the following severance benefits, in lieu of the corresponding severance benefits described above: (i) a lump sum payment equal to the sum of (1) 12 months (18 months in the case of Ms. Barrett) of his or her then-current annual base salary and (2) 100% of his or her current target annual bonus; and (ii) the amount of any COBRA premium payments made by the named executive officer during the 12 months (or 18 months in the case of Ms. Barrett) following such termination.

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

Clawbacks

As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, certain covered officers, including the Chief Executive Officer and Chief Financial Officer, may be legally required to reimburse our Company for any cash bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002. Additionally, we have adopted an incentive compensation recoupment policy to comply with Section 10D of the Exchange Act, Rule 10D-1 promulgated thereunder and Nasdaq Listing Rule 5608.

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

2024 Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Elizabeth Barrett	2024	826,013	—	2,751,111	—	529,981	42,753	4,149,858
Chief Executive Officer	2023	794,243	19,984	2,464,250	836,533	479,620	44,959	4,639,589
Chris Degnan (6)	2024	115,530	—	176,330	695,294	53,125	13,510	1,053,789
Chief Financial Officer	2023	—	—	—	—	—	—	—
Jason Smith	2024	475,003	—	518,100	—	203,179	79,182	1,275,464
General Counsel and Chief Compliance Officer	2023	456,733	47,984	376,300	267,691	275,808	83,663	1,508,179
Don Kim (7)	2024	363,694	—	376,800	—	—	623,728	1,364,222
Former Chief Financial Officer	2023	—	—	—	—	—	—	—

(1)

Represents discretionary bonuses paid to the named executive officer for the applicable year. Discretionary bonuses earned in 2023 were approved by the Board based on assessment of overall achievements in the business and individual performance, including the accomplishments noted in our 2023 corporate performance highlights, above.

(2)

Represents the aggregate grant-date fair value of the restricted stock units and, except for Mr. Degnan, performance stock units awarded to the named executive officer for the applicable year, calculated in accordance with ASC Topic 718 and does not take into account estimated forfeitures, which value is based on the closing market price of our ordinary shares on the date of grant. The grant date fair value of the restricted stock units is based on the closing market price of the Company’s ordinary shares on the date of the grant. The grant date fair value and the maximum potential value of the performance stock units are the same and are based on the closing market price of our ordinary shares on the date of grant.

(3)

Represents the aggregate grant-date fair value of the stock options awarded to the named executive officer for the applicable year, calculated in accordance with ASC Topic 718, and does not take into account estimated forfeitures related to service-based conditions. The assumptions used in the calculation of these amounts are included in Note 16 of the Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025.

(4)	For more information, see “Annual Performance Bonus” above.

(5)

The amounts reported in this column represent the value of Company-paid life insurance, Company contributions to 401(k) plans, other Company paid health, dental, disability and insurance premiums, and/or amounts paid or accrued under a plan or arrangement in connection with a termination, severance, or change of control (in the case of Mr. Kim).

(6)	Mr. Degnan commenced employment with us in October 2024.

(7)	Mr. Kim resigned from his positions as the Company’s Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer, effective October 8, 2024. As a result, Mr. Kim's "All Other Compensation" included amounts paid or accrued under a plan or arrangement in connection with his termination of $585,182, which included his severance, annual cash incentive, a post-separation consulting arrangement, and COBRA payment reimbursement. Mr. Kim was not a named executive officer in 2023.

2024 Outstanding Equity Awards at Fiscal Year End Table

The following table shows for the fiscal year ended December 31, 2024, certain information regarding outstanding equity awards at fiscal year-end for our named executive officers.

			Option Awards				Stock Awards
Name	Grant Date	Number of	Number of			Number	Market	Equity	Equity
		Securities	Securities			of Shares	Value of	Incentive	Incentive
		Underlying	Underlying	Option	Option	of Stock	Shares of	Plan	Plan
		Unexercised	Unexercised	Exercise	Expiration	that have	Stock that	Awards:	Awards:
		Options (#)	Options (#)	Price ($)	Date	not	have not	Number of	Market or
		Exercisable	Unexercisable	(2)		Vested (#)	Vested ($)	Unearned	Payout
		(1)					(3)	Shares, units or other rights that have not Vested (#)	Value of Unearned Shares, Units or Other Rights that have not Vested ($)(4)
Elizabeth Barrett	1/3/2019	277,432	—	47.57	1/3/2029	—	—
	1/31/2020	45,000	—	29.41	1/31/2030	—	—
	1/31/2021					13,334	142,007
	1/31/2021	150,000	—	22.07	1/31/2031	—	—
	1/31/2022	100,000	50,000	7.72	1/31/2032	—	532,500
	1/31/2023					75,000	798,750
	1/31/2023	41,666	83,334	10.39	1/31/2033	—	887,507
	9/7/2023							100,000	1,065,000
	1/31/2024					87,615	933,100
	1/31/2024							87,615	933,100
Chris Degnan	10/8/2024 (5)					13,450	143,243
	10/8/2024 (5)	—	74,142	13.11	10/8/2034	—	789,612
Jason Smith	10/1/2020 (5)	60,000	—	19.66	10/1/2030	—	—
	1/31/2021	8,000	—	22.07	1/31/2031	—	—
	6/5/2021	15,000	—	17.98	6/5/2031	—	—
	1/31/2022					2,500	26,625
	1/31/2022	20,000	10,000	7.72	1/31/2032	—	106,500
	1/31/2023					13,334	142,007
	1/31/2023	13,333	26,667	10.39	1/31/2033	—	284,004
	9/7/2023					6,667	71,004
	1/31/2024					16,500	175,725
	1/31/2024							16,500	175,725
Don Kim	12/1/2021	10,000	—	11.92	12/1/2031	—	—
	1/31/2022					3,334	35,507
	3/25/2022	13,333	6,667	8.61	3/25/2032	—	71,004
	1/31/2023					6,667	71,004
	1/31/2023	12,666	25,334	10.39	1/31/2033	—	269,807
	9/7/2023					5,000	53,250
	1/31/2024					12,000	127,800
	1/31/2024							12,000	127,800

(1)	Options granted to Ms. Barrett, Mr. Degnan, Mr. Smith, and Mr. Kim vest in equal annual installments over three years from the vesting commencement date.

(2)

Options to purchase our ordinary shares were granted with a per share exercise price equal to the fair market value of one ordinary share on the date of grant, as determined in good faith by our Board.

(3)

RSU and option grants with amounts that have not yet vested vest in equal annual installments over three years from the grant date. Market value is based on the Company's share price as of December 31, 2024.

(4)

Represents performance stock units which vest upon the earlier of the receipt of U.S. regulatory approval for our lead product candidate UGN-102 in the three years following the grant or the occurrence of a change in control, or for certain other awards, the achievement of the first commercial sale of UGN-102 in the United States following UGN-102's receipt of regulatory approval. Market value is based on the Company's share price as of December 31, 2024.

(5)

Awards granted to Mr. Smith and Mr. Degnan in 2020 and 2024, respectively, were granted as inducement awards under equity compensation plans not approved by security holders. All other equity awards were granted under our 2017 Plan.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, the Company grants stock options to its employees, including the named executive officers. Historically, the Company has generally granted new-hire option awards to our executive officers on or shortly following the executive’s employment start date. For other new hires, new-hire option awards are generally granted in the first week of the month following the new hire’s employment start date. Promotion option grants are generally granted in the month following the promotion date. The Company’s typical practice is to grant annual employee equity awards on January 31st of each year, which includes stock options for certain employees, including the named executive officers. These grants are recommended by the Compensation Committee at a regularly scheduled meeting in December of the preceding year. Our non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the Board and at the time of each annual meeting of the Company’s shareholders, respectively, pursuant to the Non-Employee Director Compensation Policy, as further described under the heading, “Director Compensation—Non-Employee Director Compensation Policy,” below. The Company does not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. Because we have a practice of generally granting new-hire, promotion and annual refresh options at specified times, as described above, the Board and the Compensation Committee generally do not take material non-public information (“MNPI”) into account when determining the timing or terms of awards, and they do not seek to time the award of stock options in relation to the Company’s public disclosure of MNPI. The Company has not timed the release of MNPI for the purpose of affecting the value of executive compensation.

The following table is provided pursuant to Item 402(x) of Regulation S-K:

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($/Share)	Grant Date Fair Value of the Award

Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Immediately Prior to the Disclosure of Material Nonpublic Information and the Trading Day Beginning Immediately Following Disclosure of Material Nonpublic Information

Chris Degnan(1)	10/8/2024	74,142	13.11	$695,294	(9.3%)

(1)	On October 9, 2024, the Company filed a Current Report on Form 8-K reporting the departure of its former Chief Financial Officer and the appointment of Mr. Degnan as the Company’s new Chief Financial Officer.

DIRECTOR COMPENSATION

Non-Employee Director Compensation

The following table sets forth in summary form information concerning the compensation that we paid or was earned or awarded during the year ended December 31, 2024 to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Arie Belldegrun, M.D., FACS (2)	200,000	131,911	331,911
Cynthia M. Butitta (3)	62,011	131,911	193,922
Stuart Holden, M.D. (4)	54,511	131,911	186,422
Leana Wen, M.D., M.SC. (5)	64,510	131,911	196,421
Daniel G. Wildman (Wildman Ventures LLC) (6)	62,391	131,911	194,302
James A. Robinson, Jr. (7)	52,011	131,911	183,922
Fred E. Cohen, M.D., D.Phil(8)	39,076	131,911	170,987

(1)

The amounts reported in this column do not reflect the amounts that may actually be received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of options to purchase our ordinary shares granted to our non-employee directors during the fiscal year ended December 31, 2024, as computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 16 in the Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025. As required by SEC rules, the amounts reported exclude the impact of estimated forfeitures related to service-based vesting conditions. Our non-employee directors who have received shares will only realize compensation with regard to these options to the extent the market price of our ordinary shares is greater than the exercise price of such options.

(2)	Aggregate number of option awards outstanding held by Dr. Belldegrun at December 31, 2024 was 82,500.

(3)	Aggregate number of option awards outstanding held by Ms. Butitta at December 31, 2024 was 112,500.

(4)	Aggregate number of option awards outstanding held by Dr. Holden at December 31, 2024 was 72,500.

(5)	Aggregate number of option awards outstanding held by Dr. Wen at December 31, 2024 was 27,500.

(6)	Aggregate number of option awards outstanding beneficially owned by Mr. Wildman at December 31, 2024 was 25,833.

(7)	Aggregate number of option awards outstanding held by Mr. Robinson at December 31, 2024 was 20,833.

(8)	Dr. Cohen resigned from our Board effective on September 12, 2024. Dr. Cohen did not hold any outstanding options at December 31, 2024.

The cash fees paid to or earned by our directors in 2024, as reflected in the table above, were paid pursuant to our director compensation policy. In August 2024, our shareholders approved an increase of the annual cash compensation for non-employee directors from $40,000 to $45,000 for their service on the Board, except for our Chair, Dr. Belldegrun, who received $195,000 for his service as Chair of our Board. Members of the Compensation Committee, Nominating and Corporate Governance Committee, and the Compliance Committee, received an additional $5,000 per year, or $15,000 in the case of the committee Chair. Members of the Audit Committee received an additional $7,500 per year, or $20,000 in the case of the committee Chair.

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

Annual Board Service Retainer:

●	Chair of the Board: $195,000
●	All other eligible directors: $45,000 (which amount was increased from $40,000 upon shareholder approval in August 2024)

Annual Committee Member Service Retainer (in addition to Board Service Retainer):

●	Member of the Audit Committee: $7,500
●	Member of the Compensation Committee: $5,000
●	Member of the Nominating and Corporate Governance Committee: $5,000
●	Member of the Compliance Committee: $5,000

Annual Committee Chair Service Retainer (in addition to Committee Member Service Retainer):

●	Chair of the Audit Committee: $20,000
●	Chair of the Compensation Committee: $15,000
●	Chair of the Nominating and Corporate Governance Committee: $15,000
●	Chair of the Compliance Committee: $15,000

Each non-employee director is also entitled to receive an initial option grant to purchase 20,000 of our ordinary shares, and an annual option grant to purchase 10,000 of our ordinary shares on the date of each annual shareholders meeting of the Company, contingent upon their continued service as a non-employee member of the Board. If a director joins the Board between annual meetings, the annual grant awarded at his/her first annual meeting will be pro-rated based on the duration of service leading up to the meeting date: (i) for service between 0 (zero) and 90 (ninety) days – no grant; (ii) for service between 91 (ninety-one) and 180 (one hundred eighty) days – 5,000 (five thousand) options; and (iii) for service of at least 181 (one hundred eighty-one) days – 10,000 (ten thousand) options. The exercise price per share of each stock option granted under the non-employee director compensation policy will be equal to 100% of the fair market value of the underlying ordinary share on the date of grant. The initial option grants vest in equal quarterly installments over a period of three years. The annual option grants vest in equal quarterly installments over a period of one year.

Additionally, a grant in excess of the 20,000 ordinary share initial option grant may be applied as an inducement for eligible or prospective non-employee directors.

Our non-employee directors also received reimbursement of their actual out-of-pocket costs and expenses incurred in connection with attending Board meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our compensation plans under which our equity securities are authorized for issuance at December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,323,729	$25.82	1,223,963
Equity compensation plans not approved by security holders(1)	288,114(2)	$10.69	430,729
Total	2,611,843	$24.15	1,654,692

1.

In May 2019, we adopted the UroGen Pharma Ltd. 2019 Inducement Plan (the “Inducement Plan”) without the approval of our security holders. Under the Inducement Plan, the Company is authorized to issue up to 900,000 ordinary shares pursuant to awards issued under the Inducement Plan. In December 2021, the Board approved a 300,000 increase in the share reserve of the Inducement plan. In June 2024, the Board approved a 600,000 increase in the share reserve of the Inducement plan. Our Inducement Plan provides for the grant of nonstatutory stock options, restricted stock unit awards, and other awards. The only persons eligible to receive awards under our Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) or 5635(c)(3) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. In addition, awards granted under our Inducement Plan must be approved by either a majority of the Company’s “independent directors” (as such term is defined in Nasdaq Marketplace Rule 5605(a)(2)) or the Compensation Committee, provided such committee comprises solely independent directors. The terms of our Inducement Plan are otherwise substantially similar to our Amended 2017 Plan (including with respect to the treatment of awards upon corporate transactions involving us or certain changes in our capitalization).

2.

As of December 31, 2024, options to purchase 288,114 ordinary shares and restricted stock units covering 410,610 shares were outstanding under the Inducement Plan. All options granted under the Inducement Plan have a maximum term of ten years. The Inducement Plan, and awards thereunder, may be amended by the Board at any time or from time to time in accordance with the terms of the Inducement Plan and applicable law.

3.	The weighted-average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information relating to the beneficial ownership of our ordinary shares as of March 31, 2025, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding ordinary shares;
●	each of our directors and each nominee for director;
●	each of our named executive officers; and
●	all of our current directors and executive officers as a group.

Beneficial ownership is based upon 46,101,785 ordinary shares issued and outstanding as of March 31, 2025 and determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated, we believe that the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. Ordinary shares issuable upon vesting of outstanding equity awards that are exercisable or subject to vesting within 60 days after March 31, 2025 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

Unless otherwise noted below, the address of each shareholder, director and executive officer is c/o UroGen Pharma Ltd., 400 Alexander Park Drive, 4th Floor, Princeton, New Jersey 08540.

Name of Beneficial Owner	Number	Percent
Greater than 5% Shareholders
RTW Investments, LP (1)	3,787,347	8.2%
RA Capital Management, L.P. (2)	3,206,271	7.0%
Adage Capital Management, L.P. (3)	2,928,086	6.4%
BlackRock, Inc. (4)	2,497,943	5.4%
Directors and Named Executive Officers
Elizabeth Barrett (5)	1,032,456	2.2%
Chris Degnan	—	*
Jason Smith (6)	172,180	*
Don Kim (7)	100,420	*
Arie Belldegrun M.D., FACS (8)	496,193	1.1%
Cynthia M. Butitta (9)	117,500	*
Stuart Holden, M.D. (10)	77,500	*
Leana Wen, M.D., M.SC. (11)	34,166	*
Daniel G. Wildman (12)	34,166	*
James A. Robinson Jr. (13)	29,166	*
All current directors and executive officers as a group (10 persons) (14)	2,232,431	4.7%

*         Indicates beneficial ownership of less than 1% of the total ordinary shares outstanding.

1)

Represents ordinary shares beneficially owned as of September 30, 2024, based on a Schedule 13G/A filed on November 14, 2024, by RTW Investments, LP. In such filing, RTW Investments LP lists its address as 40 10th Avenue, Floor 7, New York, New York 10014, and indicates that it has shared voting power with respect to 4,930,204 ordinary shares, including 1,142,857 ordinary shares issuable upon exercise of warrants, and shared dispositive power with respect to 4,930,204 ordinary shares, including 1,142,857 ordinary shares issuable upon exercise of warrants.

2)

Represents ordinary shares beneficially owned as of September 30, 2024, based on a Schedule 13G/A filed on November 14, 2024, by RA Capital Management, L.P. In such filing, RA Capital Management, L.P. lists its address as RA Capital Management, L.P., 200 Berkeley Street, 18th Floor, Boston MA 02116, and indicates that it has shared voting power with respect to 3,206,271 ordinary shares and shared dispositive power with respect to 3,206,271 ordinary shares.

3)

Represents ordinary shares beneficially owned as of December 31, 2024, based on a Schedule 13G/A filed on February 12, 2025, by Adage Capital Management, L.P. In such filing, Adage Capital Management, L.P. lists its address as 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116, and indicates that it has shared voting power with respect to 2,928,086 ordinary shares and shared dispositive power with respect to 2,928,086 ordinary shares.

4)

Represents ordinary shares beneficially owned as of September 30, 2024, based on a Schedule 13G filed on November 8, 2024, by BlackRock, Inc. In such filing, BlackRock, Inc. lists its address as BlackRock, Inc., 50 Hudson Yards, New York, NY 10001, and indicates that it has shared voting power with respect to 2,453,286 ordinary shares and shared dispositive power with respect to 2,497,943 ordinary shares.

5)	Consists of 326,691 ordinary shares and 705,765 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2025.

6)	Consists of 32,514 ordinary shares and 139,666 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2025.

7)

Consists of 45,087 ordinary shares (based on Mr. Kim's Form 4 filed on September 12, 2024 and subsequent vesting of his restricted shares) and 55,333 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2025.

8)	Consists of 408,693 ordinary shares and 87,500 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2025.

9)	Consists of 117,500 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2025.

10)	Consists of 77,500 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2024.

11)	Consists of 34,166 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2025.

12)	Consists of 34,166 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2025.

13)	Consists of 29,166 ordinary shares issuable upon exercise of options or upon settlement of restricted stock units within 60 days following March 31, 2025.

14)

Includes the shares described in notes (5), (6) and (8) through (13) and 239,104 ordinary shares (which includes 90,564 ordinary shares issuable upon the exercise of options or upon settlement of restricted stock units within 60 days of March 31, 2025) beneficially owned by an additional executive officer who is not named in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

TRANSACTIONS WITH RELATED PERSONS

Certain Related-Person Transactions

Described below are all transactions occurring since January 1, 2023 to which we were a party and in which (i) the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and (ii) a director, executive officer, holder of more than 5% of our outstanding ordinary shares, or any member of such person’s immediate family had or will have a direct or indirect material interest, other than the equity and other compensation agreements that are described under “Executive Compensation” and “Director Compensation” or that are not required to be described under this item pursuant to the instructions to Item 404(a) of Regulation S-K. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.

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

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Dr. Cohen, a former director of the Company, purchased 1,572,327 Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen is the Chair and Chief Investment Officer of Monograph.

On February 14, 2025, the Company entered into an Asset Purchase Agreement (the “Agreement”) with IconOVir Bio, Inc. (“IconOVir”), pursuant to which the Company purchased and acquired certain assets of IconOVir, including the product candidate ICVB-1042 and certain contracts, intellectual property rights, regulatory applications, submissions and registrations, and data and other rights related thereto, and assumed certain liabilities and obligations of IconOVir arising under certain contracts of IconOVir acquired by the Company. As consideration for the acquired assets, the Company (i) issued 374,843 ordinary shares of the Company (the “Company Shares”) to IconOVir, which represents a purchase price of $4.0 million divided by the volume-weighted average closing price of the Company Shares on The Nasdaq Stock Market over the 30 consecutive trading days ending on (and including) the trading day immediately prior to the closing of the acquisition, (ii) agreed to pay IconOVir a one-time payment of $15.0 million in cash upon the achievement of a cumulative aggregate worldwide net sales milestone for all products, including combination products, that incorporate or comprise ICVB-1042 (“ICVB Products”), (iii) agreed to pay IconOVir a low, single-digit percentage royalty, on an ICVB Product-by-ICVB Product basis, on the annual, worldwide net sales of such ICVB Product during the royalty term, subject to certain reductions as set forth in the Agreement, and (iv) agreed to assume certain immaterial liabilities arising under certain acquired contracts ((i), (ii), (iii), and (iv) collectively, the “Purchase Price”).

Entities affiliated with Arie Belldegrun, M.D., the Chair of the Board of Directors of the Company, held certain promissory notes of IconOVir that may entitle such entities to receive, in the aggregate, approximately 28.3% of the Purchase Price.

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

Equity Award Grants to Executive Officers and Directors

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

Item 14. Principal Accountant Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2024 and 2023, by PwC.

	Year Ended December 31,
	2024	2023
	(in thousands)
Audit Fees(1)	$1,384	$1,195
Tax Fees(2)	—	80
All Other Fees(3)	2	1
	$1,386	$1,276

1)

For the years ended December 31, 2024 and 2023, the aggregate audit fees were for professional services rendered for audits, quarterly reviews of our consolidated financial statements, statutory financial statements, registration statements and preparation of comfort letters.

2)	For the years ended December 31, 2023, tax fees were tax transfer pricing services and tax consulting services.

3)	For the years ended December 31, 2024 and 2023, all other fees were for accounting research subscription services.

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

(a)(3) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 6-K, filed with the SEC on May 18, 2017).

4.1	Reference is made to Exhibit 3.1.

4.2	Description of the Registrant’s Ordinary Shares (previously filed as Exhibit 4.2 to the Form 10-K).

4.3	Form of July 2023 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 27, 2023).

4.4	Form of June 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2024).

10.1*	Form of Officer Indemnity and Exculpation Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Report Form 6-K, filed with the SEC on July 13, 2018).

10.2*	Amended and Restated 2010 Israeli Share Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 20-F, filed with the SEC on March 15, 2018).

10.3*	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 8, 2024).

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

10.17*	Amendment 1 to Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.18*	Omnibus Amendment to Equity Awards by and between the Registrant and Elizabeth Barrett, dated as of January 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.19*	Performance-Based Restricted Stock Unit Grant Notice by and between the Registrant and Elizabeth Barrett, dated as of November 13, 2023 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.20*	Amended Restricted Stock Unit Grant Notice by and between the Registrant and Elizabeth Barrett, dated as of December 20, 2023 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.21*	Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of December 5, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019).

10.22*	Amendment 1 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.23*	Amendment 2 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of March 15, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.24*	Employment Agreement between the Registrant and Jason Smith, dated August 12, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2020).

10.25*	Amendment 1 to Employment Agreement between the Registrant and Jason Smith, dated January 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.26*	Employment Agreement between the Company and Chris Degnan, dated October 7, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2024).

10.27*	Separation Agreement between the Company and Don Kim, dated October 7, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2024).

10.28†	License Agreement, dated November 8, 2019, by and between the Registrant and Agenus Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2020).

10.29	Lease Agreement, dated November 4, 2019, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2020).

10.30	Amendment to Lease Agreement, dated June 8, 2022, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2022).

10.31†**	Manufacturing and Supply Agreement, dated May 26, 2020, by and between the Registrant and Isotopia Molecular Imaging Ltd. (the “Isotopia Agreement”) and the extension to the Isotopia Agreement, dated August 25, 2022, by and between the Registrant and Isotopia Molecular Imaging Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2022).

10.32†**	Manufacturing and Supply Agreement - Amendment No. 2, dated May 19, 2023, by and between the Registrant and Isotopia Molecular Imaging Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2023).

10.33†**	Manufacturing & Supply Agreement, dated as of April 24, 2020 and amended as of March 2, 2022, by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022).

10.34†**	Amendment 2 to Manufacturing & Supply Agreement, dated as of December 28, 2023 by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.35†**	License and Supply Agreement, dated as of January 16, 2024, by and between UroGen Pharma Ltd. and Medac Gesellschaft für klinische Spezialpräparate m.b.H. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.36	Amended and Restated Loan Agreement, dated as of March 13, 2024, by and among UroGen Pharma, Inc., as the borrower, and a credit party, UroGen Pharma Ltd. as Parent, and a Credit Party, the other guarantors signatory hereto or otherwise party hereto from time to time as additional Credit Parties, BioPharma Credit PLC as collateral agent, BPCR Limited Partnership as a lender and BioPharma Credit Investments V (Master) LP as a lender (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.37†**	Pre-Paid Forward Contract by and among the Registrant and RTW Investments ICAV for and on behalf of RTW Fund 2, dated as of March 18, 2021, as amended April 30, 2021 and August 14, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2024).

19.1	UroGen Pharma Ltd. Insider Trading Policy (previously filed as Exhibit 19.1 to the Form 10-K).

21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023).

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm (previously filed as Exhibit 23.1 to the Form 10-K).

24.1	Power of Attorney (previously filed within the signature page of the Form 10-K).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Form 10-K).

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously field as Exhibit 31.2 to the Form 10-K).

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Form 10-K).

97	UroGen Pharma Ltd. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

101	The following financial information from the Annual Report on Form 10-K of UroGen Pharma Ltd. for the year ended December 31, 2024, formatted in Inline XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements (previously filed as Exhibit 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE to the Form 10-K).

104	The cover page to this Annual Report on Form 10-K/A has been formatted in Inline XBRL

*	Management contract or compensatory plan.

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

UROGEN PHARMA LTD.

April 30, 2025	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
President and Chief Executive Officer