Form 10-Q
period 2025-03-31
UroGen Pharma Ltd.
filed 2025-05-12
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 46,107,451 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$104,033	$171,987
Marketable securities	91,857	64,698
Restricted cash	1,076	1,076
Accounts receivable, net	19,638	20,302
Inventories	7,590	9,227
Prepaid expenses and other current assets	12,983	8,845
Total current assets	237,177	276,135
Non-current assets:
Property and equipment, net	627	655
Restricted deposit	176	176
Right of use assets	4,753	3,134
Marketable securities	4,514	5,022
Other non-current assets	371	589
Total Assets	$247,618	$285,711
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$30,322	$27,431
Employee related accrued expenses	6,967	10,570
Other current liabilities	4,711	7,948
Total current liabilities:	42,000	45,949
Non-current liabilities:
Prepaid forward obligation	123,336	121,387
Long-term debt	122,108	121,734
Long-term lease liabilities	2,841	1,653
Uncertain tax positions liability	3,791	3,791
Total Liabilities	294,076	294,514
Commitments and Contingencies (Note 19)
Shareholders' Deficit:
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 46,101,785 and 42,231,746 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	126	115
Additional paid-in capital	803,467	797,248
Accumulated deficit	(850,065)	(806,222)
Accumulated other comprehensive income	14	56
Total Shareholders' Deficit	(46,458)	(8,803)
Total Liabilities and Shareholders' Deficit	$247,618	$285,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$20,254	$18,781
Cost of revenue	2,330	1,728
Gross profit	17,924	17,053
Operating expenses:
Research and development expenses	19,871	15,494
Selling, general and administrative expenses	34,967	27,299
Operating loss	(36,914)	(25,740)
Financing on prepaid forward obligation	(4,583)	(5,660)
Interest expense on long-term debt	(4,068)	(2,447)
Interest and other income, net	2,114	1,615
Loss before income taxes	(43,451)	(32,232)
Income tax expense	(392)	(54)
Net Loss	$(43,843)	$(32,286)
Statements of Comprehensive Loss
Net loss	$(43,843)	$(32,286)
Other comprehensive loss
Unrealized loss on investments	(42)	(49)
Comprehensive Loss	$(43,885)	$(32,335)
Net loss per ordinary share - basic and diluted	$(0.92)	$(0.87)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	47,422,119	37,059,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of January 1, 2025	42,231,746	$115	$797,248	$(806,222)	$56	$(8,803)
Changes During the Three Months Ended March 31, 2025
Exercise of options into ordinary shares	288,925	1	29			30
Share-based compensation			3,069			3,069
Conversion of pre-funded warrants into ordinary shares	3,206,271	9	(6)			3
Issuance of ordinary shares, net of issuance costs	374,843	1	3,127			3,128
Other comprehensive loss					(42)	(42)
Net loss				(43,843)		(43,843)
Balance as of March 31, 2025	46,101,785	$126	$803,467	$(850,065)	$14	$(46,458)

Balance as of January 1, 2024	32,490,119	$89	$614,035	$(679,348)	12	$(65,212)
Changes During the Three Months Ended March 31, 2024
Exercise of options into ordinary shares	237,100	1	(1)			—
Share-based compensation			2,756			2,756
Issuance of ordinary shares, net of issuance costs	3,400,468	9	54,648			54,657
Other comprehensive loss					(49)	(49)
Net loss				(32,286)		(32,286)
Balance as of March 31, 2024	36,127,687	$99	$671,438	$(711,634)	$(37)	$(40,134)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(43,843)	$(32,286)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	72	123
Accrued financing on prepaid forward obligation	(1,889)	2,599
Accretion on marketable securities	(774)	(183)
Share-based compensation	3,069	2,756
Amortization (accretion) of discount on long-term debt	374	(961)
Amortization of right of use assets	425	228
Acquisitions of IPR&D	3,128	—
Changes in operating assets and liabilities:
Inventory	1,637	(1,570)
Accounts receivable, net	664	1,285
Prepaid expenses and other current assets	(4,138)	(210)
Other non-current assets	218	940
Accounts payable and accrued expenses	2,891	1,620
Employee related accrued expenses	(3,603)	(5,829)
Other current liabilities	483	—
Lease liabilities	(738)	(247)
Net cash used in operating activities	(42,024)	(31,735)
Cash Flows From Investing Activities
Purchases of marketable securities	(66,351)	—
Maturities of marketable securities	40,432	13,518
Purchases of property and equipment	(44)	—
Net cash (used in) provided by investing activities	(25,963)	13,518
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	30	—
Proceeds from ordinary shares issuance, net of issuance costs	4	54,657
Net cash provided by financing activities	34	54,657
Increase (Decrease) in Cash and Cash Equivalents	(67,953)	36,440
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	173,062	95,822
Cash, Cash Equivalents and Restricted Cash at End of Period	$105,109	$132,262
Supplemental Disclosures of Non-Cash Activities
Right of use assets obtained in exchange for new operating lease liabilities	$2,045	$—
Acquisitions of IPR&D	$3,128	$—

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

UPL and UPI (together the “Company”) is a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, launching the Company’s first commercial product, Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, advancing UGN-102 through regulatory approval, development of the Company's other product candidates UGN-103, UGN-104, UGN-301 and UGN-501 (formerly known as ICVB-1042), and raising capital to support and expand these activities.

On  April 15, 2020, the U.S. Food and Drug Administration (“FDA”) granted expedited approval for Jelmyto, a first-in-class treatment indicated for adults with low-grade upper tract urothelial cancer. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It is designed to prolong exposure of upper urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means.

In August 2024, the Company completed the submission of the rolling new drug application (“NDA”) for UGN-102. In October 2024, the FDA accepted the Company's NDA for UGN-102 (mitomycin) for intravesical solution and assigned a Prescription Drug User Fee Act ("PDUFA") goal date of  June 13, 2025.

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for fair statement of its financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2025.

The Company has experienced net losses since its inception and had an accumulated deficit of $850.1 million and $806.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes on its strategy, including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. The success of the Company depends on its ability to successfully commercialize its technologies to support its operations and strategic plan.

In accordance with the accounting guidance related to the presentation of financial statements, management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is expected to be impacted by the timely advancement of UGN-102  through regulatory approval, its ability to raise additional capital to fund its operations and produce cash inflows from Jelmyto product sales.

Based on the Company's cash, cash equivalents and marketable securities as of March 31, 2025, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these condensed consolidated financial statements. If the Company is unable to obtain approval for UGN-102 and generate sufficient cash inflows from the sale and distribution of UGN-102, or that approval is delayed beyond the June 13, 2025 PDUFA date, the Company  may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that the Company will be able to secure such additional financing on terms that are satisfactory to the Company, in an amount sufficient to meet the Company's needs, or at all. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, reduce or terminate the Company's product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $200.4 million as of March 31, 2025. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive loss within shareholders’ equity (deficit). Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and marketable securities. The primary objectives for the Company’s investment portfolio are the preservation of capital and the maintenance of liquidity. The Company does not enter into any investment transactions for trading or speculative purposes.

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

The Company’s accounts receivables are composed of net sales of Jelmyto arising from the Company's arrangements with two customers, both of which are third-party national specialty distributors. The Company assesses the need for an allowance for doubtful accounts primarily based on creditworthiness, historical payment experience and general economic conditions. The Company has not experienced any credit losses related to arrangements with customers and has not currently recognized any allowance for doubtful accounts.

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

Inventory

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. For Jelmyto, the Company commenced capitalization of inventory at the receipt of FDA approval. Costs related to inventories that are not expected to be manufactured and sold within the next 12 months are classified as long-term assets and presented within "Other non-current assets" on the condensed consolidated balance sheets.

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

The Company accounts for leases in accordance with ASC Topic 842, “Leases.” The Company determines if an arrangement is a lease at inception. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Certain adjustments to the ROU assets may be required for items such as initial direct costs paid or incentives received. Operating and finance lease ROU assets are presented as right-of-use assets on the condensed consolidated balance sheets. The current portion of lease liabilities is included in other current liabilities and the long-term portion is presented separately as long-term lease liabilities on the condensed consolidated balance sheets.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, the expense consists of interest on the lease liability and amortization of the ROU asset. Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as selling, general and administrative expenses in the condensed consolidated statements of operations. The Company has elected the practical expedient to not separate between lease and non-lease components.

The Company’s lease terms may include options to extend the lease. The lease extensions are included in the measurement of the ROU asset and lease liability when it is reasonably certain that it will exercise that option.

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

Research and Development Expenses

Research and development costs are expensed as incurred and consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including nonclinical studies, clinical trials, manufacturing costs and professional services. The costs of services performed by others in connection with the research and development activities of the Company, including research and development conducted by others on behalf of the Company, are included in research and development costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when such development milestone results are probable of being achieved.

When a transaction accounted for as an asset acquisition includes in-process research and development (“IPR&D”), the IPR&D asset is only capitalized as an intangible asset if it is determined to have an alternative future use other than in a particular research and development project. Otherwise, acquired IPR&D is recognized as research and development expenses in the period the transaction is closed.

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

The Company has reviewed other Accounting Standards Updates recently issued by the FASB, and determined that none of these pronouncements will have a significant impact on the Company's condensed consolidated financial statements and related disclosures.

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accounts payable	$14,567	$10,931
Accrued sales reserves	5,943	5,151
Accrued clinical expenses	2,357	2,027
Accrued research and development expenses	1,455	2,173
Accrued selling, general and administrative expenses	5,159	6,000
Accrued other expenses	841	1,149
Total accounts payable and accrued expenses	$30,322	$27,431

Interest and Other Income, Net

Interest and other income, net consisted of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$2,204	$1,798
Other income (loss), net	(90)	(183)
Total interest and other income, net	$2,114	$1,615

Note 5 – Inventories

Inventories consisted of the following as of  March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials (1)	$4,064	$4,924
Finished goods	3,526	4,522
Total inventories	$7,590	$9,446

(1) $0.2 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at  December 31, 2024. These raw materials are not expected to be manufactured and sold within the next 12 months. Changes in non-current inventories are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets. No raw materials were included as other non-current assets on the condensed consolidated balance sheets at March 31, 2025.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of March 31, 2025 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	March 31,	Identical Assets	Inputs
	2025	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$11,181	$11,181	$—
Commercial paper	4,491	—	4,491
Total cash equivalents	15,672	11,181	4,491
Marketable securities
U.S. government	65,837	65,837	—
Corporate bonds	11,910	—	11,910
Commercial paper	13,582	—	13,582
Certificates of deposit	5,043	—	5,043
Total marketable securities	96,372	65,837	30,535
Total assets at fair value	$112,044	$77,018	$35,026

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2024 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2024	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$41,008	$41,008	$—
Marketable securities
U.S. government	26,053	26,053	—
Corporate bonds	14,980	—	14,980
Commercial paper	26,622	—	26,622
Certificates of deposit	2,065	—	2,065
Total marketable securities	69,720	26,053	43,667
Total assets at fair value	$110,728	$67,061	$43,667

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of March 31, 2025 and December 31, 2024. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of March 31, 2025 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$11,181	$—	$—	$11,181
Commercial paper	4,492	—	(1)	4,491
Total cash equivalents	15,673	—	(1)	15,672
Marketable securities:
U.S. government	65,836	8	(7)	65,837
Corporate bonds	11,895	15	—	11,910
Commercial paper	13,580	3	(1)	13,582
Certificates of deposit	5,046	—	(3)	5,043
Total marketable securities	96,357	26	(11)	96,372
Total assets at fair value	$112,030	$26	$(12)	$112,044

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of March 31, 2025, the amortized cost of investments included an immaterial amount of accrued interest. As of March 31, 2025, marketable securities were in a net unrealized gain position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  March 31, 2025, the aggregate fair value of investments held by the Company in an unrealized loss position was $74.2 million which consisted of 20 securities. The unrealized loss was primarily driven by minor fluctuations in the fair value of certain U.S. government, commercial paper and certificates of deposit positions. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  March 31, 2025, the Company believes the cost basis for its marketable securities were recoverable in all material aspects and no allowance for credit losses were recognized in the period.

The Company’s investments as of March 31, 2025 mature at various dates through November 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Maturities within one year	$107,530	$105,706
Maturities after one year through three years	$4,514	5,022
Total investments	$112,044	$110,728

Note 8 – Property and Equipment

Property and equipment consists of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Laboratory equipment	$476	$473
Computer equipment and software	2,583	2,542
Furniture	612	612
Leasehold improvements	626	626
Manufacturing equipment	683	683
	4,980	4,936
Less: accumulated depreciation and amortization	(4,353)	(4,281)
Property and equipment, net	$627	$655

Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2025 and $0.1 million for the three months ended March 31, 2024.

Note 9 – Prepaid Forward Obligation

In  March 2021, the Company entered into a prepaid forward agreement with RTW. Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the launch of Jelmyto and the development of UGN-102. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-104, in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. Pursuant to the agreement, the initial cash payment rate of 9.5% on Jelmyto aggregate worldwide annual net sales of up to $200 million was increased to 13.0% and remained at that rate during the three months ended March 31, 2025 because certain revenue thresholds were not met.

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

In accordance with the prepaid forward agreement, the Company will be required to make payments of amounts owed to RTW each calendar quarter, through and until the quarter in which the aggregate cash payments received by RTW are equal to or greater than $300 million. As of March 31, 2025, the cumulative amounts paid and payable by the Company were $37.5 million. As security for the payment and fulfilment of these amounts throughout the arrangement, the Company has granted RTW a first priority security interest in Jelmyto, UGN-102, UGN-103 and UGN-104, including the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to these products.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2024 and for the three months ended March 31, 2025 in thousands:

Carrying value of prepaid forward obligation as of December 31, 2023	$109,722
Financing on prepaid forward obligation	23,411
Amounts paid and payable (1)	(11,746)
Carrying value of prepaid forward obligation as of December 31, 2024	121,387
Financing on prepaid forward obligation	4,583
Amounts paid and payable (1)	(2,634)
Carrying value of prepaid forward obligation as of March 31, 2025	$123,336

(1) $2.6 million and $6.5 million of the "Amounts paid and payable" are included as the current portion of the prepaid forward obligation within other current liabilities on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

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

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Carrying value of Pharmakon loan as of December 31, 2023	$98,551
Third tranche of Pharmakon loan	25,000
Capitalized costs and discounts	(512)
Interest expense	12,521
Amounts paid	(13,826)
Carrying value of Pharmakon loan as of December 31, 2024	121,734
Interest expense	4,068
Amounts paid	(3,694)
Carrying value of Pharmakon loan as of March 31, 2025	$122,108

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases during the periods covered by this report:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025. The Company's remaining contractual obligation under this lease is approximately $0.1 million as of March 31, 2025.

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

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $0.5 million as of March 31, 2025.

Finance Leases

•

In  July 2024, UPI entered into a new master lease agreement for vehicles, primarily for use by employees in sales, field services, and roles that require regular travel. Under the terms of the master lease agreement, the Company will lease various vehicles from time to time with an initial lease term of 48 months commencing on the delivery date of the vehicle with an option to continue month-to-month for an unlimited period of time. Lease payments are fixed, with payments due monthly in advance, and include charges for depreciation, maintenance, and other related services. At the end of each lease term, the Company is required to make a terminal rental adjustment based on the difference between the vehicle’s contractual book value and its estimated wholesale value, which  may result in additional payments or refunds. The Company  may also be required to pay additional rent if the vehicle exceeds certain mileage limits or shows abnormal wear and tear during the lease term. The Company’s remaining contractual obligation relating to the leases entered into under this master agreement is approximately $4.7 million as of March 31, 2025.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s active leases expire at various dates from 2025 through 2029, with varying renewal and termination options.

The components of lease cost for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$217	$—
Interest on lease liabilities	107	—
Operating lease cost	226	225
Sublease income	—	(42)
Variable lease cost	13	29
	$563	$212

The amounts recognized as of March 31, 2025 and  December 31, 2024 were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Finance lease right-of-use assets	$4,112	$2,285
Operating lease right-of-use assets	641	849
Finance long-term lease liabilities	2,838	1,595
Operating long-term lease liabilities	3	58
Other current liabilities related to finance leases	780	745
Other current liabilities related to operating leases	634	785

As of March 31, 2025, no impairment losses have been recognized.

Supplemental information related to leases for the three months ended March 31, 2025 and 2024 is as follows (in thousands, except for lease terms and discount rate amounts):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$688	$—
Operating cash flows from operating leases	$220	$277
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,045	$—
Weighted-average remaining lease term of finance leases (in years)	3.58	—
Weighted-average remaining lease term of operating leases (in years)	0.78	1.74
Weighted-average discount rate of finance leases	13.82%	—
Weighted-average discount rate of operating leases	10.23%	10.27%

As of March 31, 2025, maturities of lease liabilities were as follows (in thousands):

Finance Leases
Years ending December 31,
Remainder of 2025	$924
2026	1,232
2027	1,232
2028	1,218
2029 and there after	62
Total future minimum lease payments	4,668
Less: Interest	(1,050)
Present value of lease liabilities	$3,618

Operating
Leases
Years ending December 31,
Remainder of 2025	$599
2026	58
Total future minimum lease payments	657
Less: Interest	(20)
Present value of lease liabilities	$637

As of March 31, 2024, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2024	$658
2025	822
2026	58
Total future minimum lease payments	1,538
Less: Interest	(122)
Present value of lease liabilities	$1,416

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Jelmyto	$20,254	$18,781

All product sales of Jelmyto are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. The Company's largest customer comprises over 85% of product sales for the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company had a single customer. The Company's largest customer comprises approximately 80% of accounts receivables at both  March 31, 2025 and December 31, 2024. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug. The Company estimates these elements of variable consideration based on the contractual or statutory terms governing the arrangements and the Company’s historical experience, and constrains the net revenue recognized for product sales to the value that is not probable to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. Reserves for chargebacks and returns are net settled and recognized as contra accounts receivable while the remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for the period ended  March 31, 2025 and 2024 (in thousands):

	Reserves related to government sponsored programs	Medicare refunds for discarded drug reserve	Other reserves	Total accrued sales reserves
Balance as of December 31, 2024	$887	$7,729	$1,946	$10,562
Accruals	3,686	903	2,713	7,302
Utilizations	(3,889)	(3,809)	(2,926)	(10,624)
Balance as of March 31, 2025	$684	$4,823	$1,733	$7,240

Balance as of December 31, 2023	$1,062	$3,451	$1,458	$5,971
Accruals	1,927	845	1,793	4,565
Utilizations	(2,149)	—	(1,996)	(4,145)
Balance as of March 31, 2024	$840	$4,296	$1,255	$6,391

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

Note 14 – Acquisitions

On  February 14, 2025 (the “Closing Date”), the Company entered into an Asset Purchase Agreement (as amended, the “Agreement”) with IconOVir Bio, Inc. (“IconOVir”), pursuant to which the Company purchased and acquired certain assets of IconOVir (the “Transferred Assets”), including the product candidate ICVB-1042 and certain contracts, intellectual property rights, regulatory applications, submissions and registrations, and data and other rights related thereto, and assumed certain liabilities and obligations of IconOVir arising under certain contracts of IconOVir acquired by the Company.

As consideration for the Transferred Assets and subject to the terms and conditions of the Agreement, on the Closing Date the Company (i) issued 374,843 ordinary shares of the Company (the “Company Shares”) to IconOVir, which represented a purchase price of $4.0 million divided by the volume-weighted average closing price of the Company Shares on The Nasdaq Stock Market over the 30 consecutive trading days ending on (and including) the trading day immediately prior to the Closing Date, (ii) agreed to pay IconOVir a one-time payment of $15.0 million in cash upon the achievement of a cumulative aggregate worldwide net sales milestone for all products, including combination products, that incorporate or comprise ICVB-1042 (“ICVB Products”), (iii) agreed to pay IconOVir a low, single-digit percentage royalty, on an ICVB Product-by-ICVB Product basis, on the annual, worldwide net sales of such ICVB Product during the royalty term, subject to certain reductions as set forth in the Agreement, and (iv) agreed to assume certain immaterial liabilities arising under certain acquired contracts ((i), (ii), (iii), and (iv) collectively, the “Purchase Price”).

The Company also granted IconOVir certain piggyback registration rights with respect to the Company Shares issued to IconOVir, subject to customary exceptions and cutback rights.

Entities affiliated with Arie Belldegrun, M.D., the Chair of the Board of Directors of the Company, held certain promissory notes of IconOVir at the time, that  may entitle such entities to receive, in the aggregate, approximately 28.3% of the Purchase Price paid to IconOVir pursuant to the Agreement.

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. The cost of an asset acquisition is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any contingent consideration in an asset acquisition is recognized only when amounts are both probable and estimable, at which point the consideration is allocated to the assets acquired on a relative fair value basis. Based on our assessment of the value of the assets acquired as well as consideration of the inputs, processes and outputs, we concluded that this represented an asset acquisition. When a transaction accounted for as an asset acquisition includes IPR&D, the IPR&D asset is only capitalized as an intangible asset if it is determined to have an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to the IPR&D are recognized as research and development expenses in the period. The Company accounted for the acquisition of the Transferred Assets from IconOVir as an asset acquisition. The Company determined the fair value of the consideration transferred was $3.1 million which represented the fair value of the unregistered shares. Given the early stage nature of such assets and level of further development necessary to produce an output, the Company recognized the cost of the acquisition as a research and development expense during the three months ended March 31, 2025.

Note 15 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of March 31, 2025 and December 31, 2024. The Company had 46.1 million and 42.2 million ordinary shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since the Company's inception, the Board has not declared any dividends.

ATM Sales Agreement

In December 2019, the Company entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”) pursuant to which the Company  may from time to time offer and sell the Company's ordinary shares having an aggregate offering price of up to $100.0 million.

During the first quarter of 2024, the Company sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to the Company after deducting sales commissions to TD Cowen were approximately $54.7 million. The Company did not sell any ordinary shares under the ATM Sales Agreement in the three months ended March 31, 2025. The remaining capacity under the ATM Sales Agreement was approximately $27.3 million as of March 31, 2025. The shares will be offered and sold pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022, or a subsequent shelf registration statement.

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

On December 20, 2023, the Company issued 1,599,733 ordinary shares through a cashless exercise of 1,599,840 pre-funded warrants for the purchase of ordinary shares of the Company. On  January 24, 2025, the Company issued 3,206,271 ordinary shares upon exercise of 3,206,271 pre-funded warrants for the purchase of ordinary shares of the Company. As of March 31, 2025, 472,665 pre-funded warrants from the Purchase Agreement remain outstanding.

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Fred Cohen, M.D., a director of the Company at the time, purchased 1,572,327 of the Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen was the Chair and Chief Investment Officer of Monograph at the time of purchase.

Underwritten Public Offering

On June 17, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on June 20, 2024. The gross proceeds to the Company from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and offering expenses paid by the Company of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants  may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. As of March 31, 2025, all 1,142,857 pre-funded warrants remain outstanding. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On July 18, 2024, the Company completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds to the Company of $16.1 million before deducting underwriting discounts and commissions and offering expenses paid by the Company of $1.0 million.

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

The Company’s RSU and option grants provide for accelerated or continued vesting in certain circumstances as defined in the plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in a 33% increment upon the first anniversary of grant, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. Options generally vest in a 33% increment upon the first anniversary of the grant date, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. The Company also grants PSUs to certain employees. The PSU’s granted during 2023 vest based on either the earlier of obtaining regulatory approval for the Company’s lead product candidate UGN-102 or the occurrence of a change in control. The PSU's granted in 2024 vest upon the achievement of the first commercial sale of UGN-102 in the United States following UGN-102's receipt of regulatory approval. The PSU's granted in 2025 vest upon achievement of a net product sales target for UGN-102 and continued service for three years following the grant date. In June 2024, the Company amended certain RSU and PSU awards granted to its chief executive officer to defer vesting until the end of 2025. The Company accounted for the modification as a Type I probable-to-probable modification under ASC 718. As the modification did not result in any incremental fair value at the modification date, the Company continues to recognize the original grant-date fair value ratably over the original service period or expected performance period.

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan was 1,400,000. On January 1, 2018, the share reserve increased by 250,167 shares to a total share reserve of 1,650,167 shares. On October 12, 2018, the Company increased the number of ordinary shares authorized for issuance under the 2017 Plan by 1,900,000 shares to a total share reserve of 3,550,167 shares. On June 8, 2020, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 3,950,167 shares. On June 7, 2021, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 4,350,167 shares. On June 8, 2022, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 4,750,167 shares. On September 7, 2023, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 450,000 shares to a total share reserve of 5,200,167 shares. On August 6, 2024, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 800,000 shares to a total share reserve of 6,000,167 shares.

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

As of March 31, 2025, 4,601,627 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 883,811 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development expenses	$602	$519
Selling, general and administrative expenses	2,467	2,237
Total share-based compensation expense	$3,069	$2,756

The total unrecognized compensation cost of options, RSUs and PSUs at March 31, 2025 is $20.6 million with a weighted average recognition period of 2.18 years.

Note 17 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of March 31, 2025, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2024, 2023 and 2022, and for the three months ended March 31, 2025. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $3.8 million as of March 31, 2025, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2025, the Company’s liability for uncertain tax positions includes $1.8 million of accrued interest and penalties.

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

Note 18 – Related Parties

See Note 14 for discussion related to an asset purchase in  February 2025 which involved a related party. There were no further related party transactions during the three months ended March 31, 2025 and no related party transactions during the three months ended March 31, 2024.

Note 19 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of  March 31, 2025 and December 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

On  February 25, 2024, the Company received from Teva Pharmaceuticals, Inc. (“Teva”), a Paragraph IV Certification Notice Letter dated  February 20, 2024, providing notification that Teva submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in  January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. On  April 2, 2024, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiry of such patents. The Company stipulated to the dismissal of Teva Pharmaceutical Industries, Ltd. without prejudice and the action continues against the other two Teva entities. By order dated February 27, 2025, the court approved the parties’ joint stipulation to remove the Markman hearing and any related claim-construction proceedings from the court’s calendar. This matter is scheduled for a bench trial in October 2026. If the Company is unsuccessful in securing the requested court relief, Jelmyto  may be subject to immediate competition from an FDA approved generic product after regulatory exclusivity for Jelmyto expires in  April 2027.

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

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM assesses performance and allocates resources based on net income or loss, which is the primary measure of performance, as reported in the condensed consolidated statements of operations and comprehensive loss. Additionally, net income or loss is used to monitor performance relative to budgeted targets and to evaluate financial performance in relation to the Company’s strategic goals. For additional information, refer to the condensed consolidated statements of operations and comprehensive loss for detailed measures of segment revenues, expenses, and profit or loss.

Information about significant segment expenses regularly provided to the CODM is as follows (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Research and development expenses
R&D project materials & services	$11,390	$10,728
Acquisitions of IP R&D	3,128	—
Employee compensation	4,381	3,880
Rent, office, utilities & technology	856	769
Other expenses	116	117
Total research and development expenses	$19,871	$15,494

Selling, general and administrative expenses
Employee compensation	$18,128	$13,959
Commercial & medical affairs services	8,199	5,448
Professional services	2,772	2,736
Travel, meetings & conferences	3,645	3,709
Rent, office, utilities & technology	1,136	788
Other expenses (1)	1,087	659
Total selling, general and administrative expenses	$34,967	$27,299

(1) Other expenses primarily consist of insurance, sponsorship, grants, other fees and taxes.

Note 21 – Subsequent Events

The Company has evaluated and determined there were no subsequent events.

Note 22 – Selected Unaudited Quarterly Financial Data

Certain unaudited selected quarterly financial results for the quarter ended March 31, 2024 are presented as follows:

For the Three Months Ended March 31, 2024
Revenue	$18,781
Gross profit	$17,053
Net loss	$(32,286)
Weighted-average number of ordinary shares (1)	37,059,186
Basic and diluted loss per ordinary share (1)	$(0.87)

(1) The loss per share, both basic and diluted, for the first quarter of 2024 was revised to record an immaterial correction to the amounts originally reported in the  March 31, 2024 Form 10-Q filed on  May 13, 2024 by incorporating the 3,679,400 shares of pre-funded warrants outstanding as of the reporting period, which were not included in the previous calculations and are now reflected in the weighted average shares outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), which was filed with the SEC on March 10, 2025. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, trends, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. In addition, statements indicating “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel® reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of the urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved product Jelmyto® (mitomycin) for pyelocalyceal solution, and our investigational candidates, UGN-102 (mitomycin) for intravesical solution, UGN-103 (mitomycin) for intravesical solution and UGN-104 (mitomycin) for pyelocalyceal solution, are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) in the case of Jelmyto and UGN-104 and low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”) in the case of UGN-102 and UGN-103. In addition, our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab) intravesical solution, an anti-CTLA-4 antibody, which we are currently studying as both monotherapy and combination therapy and UGN-501 (formerly known as ICVB-1042), a next-generation investigational oncolytic virus, which we recently acquired in February 2025.

If approved, UGN-102 would become the first U.S. Food and Drug Administration ("FDA") approved medicine for recurrent low-grade intermediate risk NMIBC. We estimate that the annual treatable population of low-grade intermediate risk NMIBC in the United States is approximately 82,000, of which approximately 23,000 are estimated to be newly diagnosed and 59,000 are estimated to be recurrent patients. We estimate that the total addressable market opportunity for UGN-102 in recurrent low-grade intermediate risk NMIBC is potentially over $5.0 billion, assuming an expected pricing range of $16,000 to $19,000 per dose.

UGN-102, if approved, may be an alternative to the current standard of care for patients with recurrent low-grade intermediate risk NMIBC, trans-urethral resection of bladder tumor (“TURBT”). We estimate that approximately 68% of low-grade intermediate risk NMIBC patients have two or more recurrences, with approximately 23% of recurrent patients having five or more recurrences. Repeated TURBT procedures to treat these recurrences can impact patients’ physical health and quality of life. We estimate that patients who have had two to four procedures have an estimated 14% greater risk of death than patients who have only had one procedure.

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

Jelmyto

On April 15, 2020, the FDA approved our new drug application (“NDA") for Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, for the treatment of adult patients with low-grade UTUC. Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using our proprietary sustained release RTGel technology. It is designed to prolong exposure of upper urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means. New product exclusivity for Jelmyto expired on April 15, 2023, however, Orphan Drug exclusivity extends until April 15, 2027. Additionally, the main patents that protect Jelmyto in the United States are set to expire in January 2031. These patents are listed in the FDA's Orange Book (Approved Drug Products with Therapeutic Equivalence Evaluations).

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

The FDA approval was based on results from our Phase 3 OLYMPUS trial showing Jelmyto achieved clinically significant disease eradication in adults with low-grade UTUC. Findings from the final study results include:

•	Complete response (“CR”) rate (primary endpoint) of 58% (41/71) in the intent-to-treat population and in the sub-population of patients who were deemed not capable of surgical removal at diagnosis.

•	At the 12-month time point for assessment of durability, 23 patients remained in CR of a total of 41 patients, eight had experienced recurrence of disease and ten patients were unable to be evaluated.

•	Durability of response was estimated to be 81.8% at 12 months by Kaplan-Meier analysis. The median duration of response ("DOR") was not reached.

•

The most commonly reported adverse events (≥ 20%) were ureteric obstruction, flank pain, urinary tract infection, hematuria, abdominal pain, fatigue, renal dysfunction, nausea, dysuria and vomiting. Most adverse events were mild to moderate and manageable. No treatment-related deaths occurred.

In February 2025, we presented additional new data from the long-term follow-up study to the OLYMPUS trial. Among patients from the OLYMPUS trial who achieved a CR after primary chemoablation with JELMYTO (n=41, 20 of whom entered the long-term follow-up study), the median DOR was 47.8 months (median follow-up 28.1 months [95% CI 13.1, 57.5]). The study results are published in the March 2025 issue of The Journal of Urology.

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by regional business director positions, who are in turn supported by regional operations manager positions. Each region is additionally supported by one to two clinical nurse educators to provide education and training around instillation, as well as a field reimbursement manager to help ensure access and reimbursement for appropriate patients and a key account director who engages with C-suite individuals to introduce a Jelmyto service line. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 100 representatives.

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

UGN-102 (mitomycin) for intravesical solution

UGN-102 is our sustained-release gel formulation of mitomycin that we are developing for the treatment of recurrent low-grade intermediate risk NMIBC.

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

In October 2021, we reported final data from the Phase 2b OPTIMA II trial. The single-arm, open label trial completed enrollment of 63 patients at clinical sites across the United States and Israel in September 2019. Patients were treated with six weekly instillations of UGN-102 and underwent assessment of CR rate (the primary endpoint) four to six weeks following the last instillation; 65%, or 41 out of 63 patients, treated with UGN-102 achieved a CR three months after the start of therapy. In this subset of patients, 39 (95%), 30 (73%), and 25 (61%) remained disease-free at six, nine, and 12 months after treatment initiation, respectively. The probability of durable response nine months after CR (12 months after treatment initiation) was estimated to be 72.5% by Kaplan-Meier analysis. Median duration of response (“DOR”) was not reached. Thirteen patients had documented recurrences. Fifty-seven of 63 (90%) patients completed all six instillations of UGN-102 according to the study protocol. The most common adverse events, occurring in greater than 10% of participants, were most often reported as mild to moderate in severity and include dysuria, hematuria, urinary frequency, fatigue, urgency and urinary tract infection. The final data were published online in The Journal of Urology in October 2021 and was included in the January 2022 print edition.

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

We initiated our Phase 3 ATLAS trial in December 2020 and until November 2021, were enrolling patients in this trial comparing UGN-102 with or without TURBT to standard of care, TURBT, alone. In parallel, we continued to engage in discussions with the FDA and based on this dialogue, we designed a pivotal trial in order to demonstrate the efficacy and safety of UGN-102. This Phase 3 ENVISION trial is a single-arm, multinational, multicenter study evaluating the efficacy and safety of UGN-102 as primary chemoablative therapy in patients with recurrent low-grade intermediate risk NMIBC. The design of the Phase 3 ENVISION trial was similar to our Phase 2 OPTIMA II trial in that the patient population had similar clinical characteristics, received the same investigational treatment regimen and underwent similar efficacy and safety assessments and qualitative follow-up. Study participants received six once-weekly intravesical instillations of UGN-102. The primary endpoint was CR rate at three months after the first instillation, and the key secondary endpoint was DOR in patients who achieved CR at the three-month assessment.

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

In June 2024, we announced secondary endpoint DOR data from the Phase 3 ENVISION trial investigating UGN-102 for intravesical solution in patients with recurrent low-grade intermediate risk NMIBC. In the ENVISION trial, the 12-month DOR data by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of UGN-102 was 82.3% (95% CI, 75.9%, 87.1%). The ENVISION trial met its primary endpoint with patients having a 79.6% (73.9%, 84.5%) CR rate at three months after the first instillation of UGN-102. Among the patients in the ENVISION trial who achieved a CR at three months, 76.4% (69.8%, 82.3%) maintained a CR at 12 months. Among all 240 patients enrolled in the ENVISION trial, 60.8% (54.3%, 67.0%) were in CR at 12 months. In the ENVISION trial, DOR Kaplan-Meier estimates at 15 (n=43) and 18 (n=9) months were both 80.9% (95% CI, 73.9%, 86.2%) with a median follow-up time of 13.8 months after the 3-month CR. The ENVISION trial demonstrated a similar safety profile to that observed in the OPTIMA II and ATLAS trials, with treatment-emergent adverse events typically mild-to-moderate in severity. The ENVISION trial data was published online in The Journal of Urology in October 2024 and was included in the February 2025 print edition.

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

In October 2023, we announced our agreement with the FDA on plans for submission of an NDA for UGN-102 (mitomycin) for intravesical solution. The FDA indicated that the current clinical development plan for UGN-102, which includes evaluation of duration of CR at 12 months from the pivotal ENVISION trial, will support submission of an NDA for the treatment of recurrent low-grade intermediate risk NMIBC. The FDA also agreed that the UGN-102 NDA can utilize a rolling review, allowing for early submission of the CMC sections of the NDA, which we submitted in January 2024. In August 2024, we completed the submission of the rolling NDA for UGN-102. In October 2024, the FDA accepted our NDA for UGN-102 (mitomycin) for intravesical solution and assigned a Prescription Drug User Fee Act (“PDUFA”) goal date of June 13, 2025. The FDA has scheduled an Oncologic Drugs Advisory Committee meeting for May 21, 2025 to review the NDA for UGN-102. If approved, UGN-102 would become the first FDA-approved medicine for the treatment of recurrent low-grade intermediate-risk NMIBC.

UGN-103 (mitomycin) for intravesical solution and UGN-104 (mitomycin) for pyelocalyceal solution

In January 2024, we entered into a licensing and supply agreement with medac Gesellschaft für klinische Spezialpräparate m.b.H. (“medac”) to develop UGN-103 and UGN-104, which are intended to be next-generation investigational formulations of UGN-102 and Jelmyto, respectively, that combine medac’s proprietary 80 mg mitomycin formulation with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience. In April 2024, we announced that the FDA accepted our Investigational New Drug Application (“IND”) for UGN-103 and we initiated our Phase 3 UTOPIA trial, a single-arm, multicenter study that will evaluate the efficacy and safety of UGN-103 in recurrent low-grade intermediate risk NMIBC. We plan to enroll approximately 90 patients in the UTOPIA trial, with patients receiving 75 mg of mitomycin via intravesical instillation once a week for six weeks. Efficacy will be assessed by the CR rate at the three-month visit. Patients who have a CR at the three-month visit, defined as having no detectable disease in the bladder, will enter the follow-up period of the study. Patients will remain on study until disease recurrence, disease progression, death, or the last patient completes 12 months of follow-up (i.e., 15 months after the first instillation), whichever occurs first. In October 2024, we announced the first patient dosed in the UTOPIA trial and expect to complete enrollment in mid-2025. An NDA submission is projected for 2026, followed by a standard review period and potential approval and, if approved, the commercial launch in 2027. In February 2025, the FDA accepted our IND for UGN-104. We plan to initiate a Phase 3 trial of UGN-104 in low-grade UTUC in mid-2025.

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

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilizes a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and enrollment in the study is complete. Safety and dosing data from the first arm evaluating UGN-301 as monotherapy was presented in late 2024. The treatments demonstrated an acceptable safety profile and were generally well tolerated across dose levels. Responses were observed in both monotherapy and combination therapy arms, and patient follow-up is ongoing to further assess the durability of these responses.

UGN-501

In February 2025, we acquired ICVB-1042 (now known as UGN-501), a next-generation investigational oncolytic virus engineered to selectively target and destroy cancer cells while simultaneously activating a robust anti-tumor immune response. We plan to conduct IND-enabling studies in 2025 and plan to initiate a Phase 1 clinical study of UGN-501 as a locally administered agent in patients with high-grade NMIBC in 2026.

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

Components of Operating Results

Revenue

During the three months ended March 31, 2025 and 2024 we recognized $20.3 million and $18.8 million of revenue, respectively, from sales of our product, Jelmyto.

Cost of Revenue

Cost of revenue consists primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto, including inventory write-downs.

Research and Development Expenses

Research and development expenses, net, consists primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;

•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs;

•	expense incurred under agreements with third parties, including clinical research organizations (“CROs”), subcontractors, suppliers and consultants, nonclinical studies and clinical trials;

•	expense incurred to acquire, develop and manufacture nonclinical study and clinical trial materials; and

•	expense incurred to purchase active pharmaceutical ingredients (“API”) in support of R&D activities and other related manufacturing costs.

We manage and prioritize our research and development expenses based on scientific data, probability of successful technical development and regulatory approval, market potential and unmet medical need, available human and capital resources and other considerations. We regularly review our research and development activities and, as necessary, reallocate resources among our programs, product candidates and external opportunities that we believe will best support the long-term growth of our business. We do not track total research and development expenses by program, product candidate, or development phase.

The following table provides a breakout of expenses by major cost type:

	Three Months Ended March 31,
(in thousands)	2025	2024
Personnel, facility and equipment, and other overhead costs	$4,664	$4,190
Clinical and other development costs	15,207	11,304
Total	$19,871	$15,494

See Note 20 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for additional disaggregation of significant research and development expenses. We expense all research and development costs as incurred. We estimate nonclinical study and clinical trial expense based on the services performed pursuant to contracts with research institutions and contract research organizations that conduct and manage nonclinical studies and clinical trials on our behalf based on actual time and expense incurred by them.

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

•

costs of raw materials, product candidates and other supplies used in the development of our product candidates, which can be negatively impacted by tariffs, trade barriers and regulatory requirements;

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

Other than Jelmyto, which was approved by the FDA in April 2020, we have not received approval of any of our product candidates. UGN-102, UGN-103, UGN-104, UGN-301 and UGN-501 are still in clinical development. As such, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate sufficient product revenue to support our operations and capital requirements, we expect to supplement our cash needs through a combination of equity or debt financings and collaboration arrangements.

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

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses in Israel totaling approximately $533.9 million as of December 31, 2024. We will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. See Note 17 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Revenue	$20,254	$18,781	$1,473
Cost of revenue	2,330	1,728	602
Gross profit	17,924	17,053	871
Operating expenses:
Research and development	19,871	15,494	4,377
Selling and marketing	22,122	17,100	5,022
General and administrative	12,845	10,199	2,646
Total operating expenses	54,838	42,793	12,045
Operating loss	(36,914)	(25,740)	(11,174)
Financing on prepaid forward obligation	(4,583)	(5,660)	1,077
Interest expense on long-term debt	(4,068)	(2,447)	(1,621)
Interest and other income, net	2,114	1,615	499
Loss before income taxes	(43,451)	(32,232)	(11,219)
Income tax expense	(392)	(54)	(338)
Net loss	$(43,843)	$(32,286)	$(11,557)

Revenue

Revenue was $20.3 million and $18.8 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $1.5 million was primarily driven by underlying demand sales of Jelmyto, partially offset by higher revenue reserves primarily driven by chargebacks relating to 340B drug pricing programs and other government sponsored programs.

Cost of Revenue

Cost of revenue was $2.3 million and $1.7 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $0.6 million is primarily attributable to the increased volume of sales of Jelmyto.

Research and Development Expenses

Research and development expenses were $19.9 million and $15.5 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $4.4 million is primarily attributable to higher manufacturing costs, which are recognized as research and development expenses prior to our product candidates receiving FDA approval, costs associated with the Phase 3 UTOPIA trial for UGN-103 and the acquisition of certain assets of IconOVir, partially offset by lower clinical trial costs and regulatory expenses in connection with UGN-102.

Selling and Marketing Expenses

Selling and marketing expenses were $22.1 million and $17.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase in selling and marketing expenses of $5.0 million is primarily attributable to UGN-102 commercial preparation activities as well as an increase in overall commercial operation costs including the expansion of the sales force, compensation, advisory, meetings, conferences, trainings and software costs.

General and Administrative Expenses

General and administrative expenses were $12.8 million and $10.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase in general and administrative expenses of $2.6 million is primarily attributable to higher compensation expenses, expenses related to pre-commercialization readiness support related to UGN-102, general third-party advisory services, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $4.6 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW Investments (“RTW"), which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $1.1 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $4.1 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $1.7 million was primarily attributable to the interest expense on the $25.0 million third tranche under the Pharmakon loan that was funded in September 2024.

Interest and Other Income, Net

Interest and other income, net was $2.1 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $0.5 million in interest and other income, net was primarily due to higher cash and investment balances.

Liquidity and Capital Resources

As of March 31, 2025, we had $200.4 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through March 31, 2025, we funded our operations primarily through public equity offerings, private placements of equity securities, our funding arrangements with RTW and Pharmakon and Jelmyto product sales.

ATM Sales Agreement

In December 2019, we entered into the ATM Sales Agreement with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million.

In the first quarter of 2024, we sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to us after deducting sales commissions to TD Cowen were approximately $54.7 million. We did not sell any ordinary shares under the ATM Sales Agreement in the three months ended March 31, 2025. The remaining capacity under the ATM Sales Agreement was approximately $27.3 million as of March 31, 2025. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022, or a subsequent shelf registration statement.

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

Underwritten Public Offering

On June 17, 2024, we entered into the Underwriting Agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the "Underwriters"), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on June 20, 2024. The gross proceeds from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and offering expenses of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On July 18, 2024, we completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds of $16.1 million before deducting underwriting discounts and commissions and offering expenses of $1.0 million.

We have incurred losses since our inception and negative cash flows from our operations, and as of March 31, 2025, we had an accumulated deficit of $850.1 million. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy, including engaging in further research and development activities, particularly conducting non-clinical studies and clinical trials. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expenses, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs, partially offset by proceeds from sales of Jelmyto.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by the timely advancement of UGN-102  through regulatory approval, our ability to raise additional capital to fund our operations and produce cash inflows from Jelmyto product sales. Based on our cash, cash equivalents and marketable securities as of March 31, 2025, together with management’s cash flow projections, we believe we have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report. If we are unable to obtain approval for UGN-102 and generate sufficient cash inflows from the sale and distribution of UGN-102, or that approval is delayed beyond the June 13, 2025 PDUFA date, we may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate sufficient product revenue to support our operations and capital requirements, we expect to supplement our cash needs through a combination of equity or debt financings and collaboration arrangements.

Funding and Material Cash Requirements

Our present and future funding and material cash requirements will depend on many factors, including, among other things:

●	the progress, timing and completion of clinical trials for UGN-102, UGN-103, UGN-104, UGN-301 and UGN-501;

●	nonclinical studies and clinical trials for any of our other product candidates;

●

the costs related to obtaining regulatory approval UGN-102, UGN-103, UGN-104, UGN-301, UGN-501 and any other product candidates, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to any of our product candidates;

●

selling and marketing activities undertaken in connection with the commercialization of Jelmyto and, if approved, UGN-102 and any of our other product candidates that receives regulatory approval, and costs involved in the continued development of an effective sales and marketing organization;

●

the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against challenges, invalidity claims, or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third party intellectual property rights;

●	potential new product candidates we identify and attempt to develop;

●

revenues we may derive either directly or in the form of royalty payments from future sales of Jelmyto and, if approved, UGN-102, UGN-103, UGN-104, UGN-301, UGN-501, RTGel reverse thermal hydrogel technology and any other product candidates; and

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

We may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of any additional securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants that further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the terms of the Prepaid Forward Contract (the “Forward Contract”) with RTW and the loan agreement with Pharmakon limit our ability to take certain actions, including incurring additional indebtedness.

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

For more information as to the risks associated with our future funding needs, see Part II, Item 1A. – Risk Factors. We will require additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

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

The total obligation for future minimum lease payments under our operating and finance leases are $0.7 million and $4.7 million, respectively, as of March 31, 2025. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

On March 7, 2022, we entered into the loan agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million, net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(42,024)	$(31,735)
Investing activities	(25,963)	13,518
Financing activities	34	54,657
Net change in cash and cash equivalents	$(67,953)	$36,440

Operating Activities

Net cash used in operating activities was $42.0 million during the three months ended March 31, 2025, compared to $31.7 million during the three months ended March 31, 2024. The $10.3 million increase was attributable primarily to higher net loss driven by increased operating expenses such as commercial preparation costs related to UGN-102, as well as timing of certain payments and accruals.

Investing Activities

Net cash used in investing activities was $26.0 million during the three months ended March 31, 2025, compared to net cash provided by investing activities of $13.5 million during the three months ended March 31, 2024. The net change of $39.5 million is attributable primarily to additional investments in marketable securities in 2025 as compared to 2024.

Financing Activities

Net cash provided by financing activities was $34,000 during the three months ended March 31, 2025, compared to $54.7 million during the three months ended March 31, 2024. The decrease of $54.7 million is attributable primarily to proceeds from the issuance of ordinary shares under the ATM Sales Agreement in the first quarter of 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of March 31, 2025, we had $200.4 million in cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts and marketable securities such as debt instruments of U.S. government-sponsored agencies and the U.S. Treasury, and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on March 31, 2025, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025 or 2024.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2024 by a total of 1.2%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the three months ended March 31, 2025, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102, UGN-103, UGN-104 and UGN-201, if approved, as well as any approved product that includes UGN-301 or UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-103, UGN-104, UGN-201, UGN-301, or UGN-501 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•	International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition and results of operations and prospects.
•	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any of our other products we develop.
•

If we fail to attract and keep senior management and key personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize any of the products we develop.

•

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will incur losses and negative cash flows as we execute on our strategy, which makes it difficult to assess our future viability.

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
•

If the FDA concludes that the requirements for our relevant product candidates are not as we expect, the approval pathway for these product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We have a limited operating history and have incurred significant losses and negative cash flows since our inception, and we anticipate that we will incur losses and negative cash flows as we execute on our strategy, which makes it difficult to assess our future viability.*

We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $126.9 million and $102.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $806.2 million. We expect to incur expenses and operating losses as we execute on our strategy. Our ability to ultimately achieve recurring revenues and profitability is dependent upon our ability to successfully complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our products.

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

We may require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our first commercial product, Jelmyto, and our lead product candidate UGN-102. As of March 31, 2025, we had cash and cash equivalents and marketable securities of $200.4 million. To fund our operations and develop our product candidates and commercialize Jelmyto, we have relied primarily on equity and debt financings and, following the launch of Jelmyto in June 2020, revenue generated from sales of Jelmyto.

In December 2019, we entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. As of March 31, 2025, $27.3 million remains available for sale under the ATM Sales Agreement.

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

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate sufficient product revenues to support our operations and capital requirements, we expect to supplement our cash needs through equity, convertible debt or debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. Other than the fourth tranche that may become available under the loan agreement with Pharmakon, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM Sales Agreement, your ownership interest in us will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as an ordinary shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring and distributing dividends, and may be secured by all or a portion of our assets.

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

Jelmyto has only been studied in a limited number of patients and in limited populations. Jelmyto is now available to a much larger number of patients and to a broader population, and we do not know whether the results of Jelmyto use in this larger number of patients and broader populations will be consistent with the results from our clinical studies.*

Jelmyto has been administered only to a limited number of patients and in limited populations in clinical studies, including our pivotal Phase 3 OLYMPUS clinical trial for the treatment of adult patients with low-grade UTUC. While the FDA granted approval of Jelmyto based on the data included in the NDA, including data from the Phase 3 OLYMPUS clinical trial, and we have subsequently presented new long-term data from the OLYMPUS trial, we do not know whether the results when a larger number of patients and a broader population are exposed to Jelmyto, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies of Jelmyto that served as the basis for the approval of Jelmyto. New data relating to Jelmyto, including from spontaneous adverse event reports and post-marketing studies in the United States, other ongoing clinical studies and the ongoing uTRACT Jelmyto Registry to evaluate real world experience and outcomes of patients with low-grade UTUC treated with Jelmyto in the United States may result in changes to the product label and may adversely affect sales, or result in withdrawal of Jelmyto from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

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

The market opportunities for Jelmyto and our product candidates may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.*

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We are designing our lead product candidate UGN-102 as an alternative to surgery as the standard of care for certain urothelial cancers. However, there is no guarantee that this product candidate will be approved or that we will not have to conduct additional clinical trials. Even if approved, the market opportunity for UGN-102 may be smaller than we anticipate and will be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed. Our other or future product candidates, including UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501, may face similar risks.

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

Jelmyto and any of our product candidates that receive regulatory approval may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.*

The commercial success of Jelmyto and any other product candidates that receive regulatory approval will depend significantly on their broad adoption and use by physicians for approved indications, including, in the case of Jelmyto, for the treatment of low-grade UTUC, and in the case of UGN-102, for the treatment of recurrent low-grade intermediate risk NMIBC, and for other therapeutic indications that we may seek to pursue with any of our product candidates. Physicians treating low-grade UTUC and low-grade intermediate risk NMIBC have never had to consider treatments other than surgery. The degree and rate of physician and patient adoption of Jelmyto, UGN-102 or any of our other product candidates, if approved, will depend on a number of factors, including:

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

•

whether treatment with our products, including the treatment of low-grade UTUC with Jelmyto and the treatment of recurrent low-grade intermediate risk NMIBC with UGN-102, if approved, will be deemed to be an elective procedure by third- party payors; if so, the cost of treatment would be borne by the patient and would be less likely to be broadly adopted;

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AADi LLC, Aura Biosciences, Inc., Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., enGene Holdings, Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, ImPact Biotech Ltd., Johnson & Johnson, LIPAC Oncology, Merck Sharp & Dohme Corp, Pfizer, Prokarium, Protara Therapeutics, Relmada Therapeutics, Roche, Samyang Biopharma, SURGE Therapeutics, Trigone Pharma, Tyra Biosciences, Viralytics Limited and Vyriad. We are aware that Ferring Pharmaceuticals is marketing Adstiladrin, approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC, and that in 2024 the FDA approved ImmunityBio's product ANKTIVA for the treatment of BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are also aware there are companies among this list conducting clinical trials in various phases in the same indications in which we are developing products. In addition, we received from Teva a Paragraph IV Certification Notice Letter in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. See Part II, Item 1. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto, Jelmyto may be subject to immediate competition from FDA approved generic entrants after orphan drug exclusivity for Jelmyto expires in April 2027.

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

Our ability to market Jelmyto and any of our product candidates that receive marketing approval is and will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.*

Jelmyto is indicated for adult patients with low-grade UTUC. We are currently developing UGN-102, UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501 for the treatment of various forms of urothelial cancer. The FDA and other applicable regulatory agencies will restrict our ability to market or advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop and, if approved, promote and commercialize new treatment indications for our products in the future, but we cannot predict when or if we will receive the regulatory approvals required to do so. Failure to receive such approvals will prevent us from promoting or commercializing new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

While the FDA accepted our NDA for UGN-102 in October 2024 and assigned a PDUFA goal date of June 13, 2025, there is no guarantee that the PDUFA goal date will not be delayed or that the FDA will eventually approve UGN-102 for the indication and patient population that we request or approve the labeling that we believe is necessary or desirable for the successful commercialization of UGN-102, as the FDA does not always meet its PDUFA dates and it has the authority to refuse to approve NDAs for a variety of reasons. Additionally, the FDA is requiring a panel of experts, referred to as an advisory committee, to deliberate on the adequacy of the safety and efficacy data to support approval of UGN-102. The advisory committee meeting for UGN-102 is scheduled for May 21, 2025. We currently anticipate that the questions to be addressed will include whether ENVISION as a single arm trial with supportive data from the ATLAS trial is sufficient for approval. The opinion of the advisory committee, although not binding, may have a significant impact on our ability to obtain approval for UGN-102 based on the completed clinical trials, as the FDA or comparable foreign regulatory authorities often adheres to the advisory committee’s recommendations. However, even if the advisory committee provides a positive recommendation, there is no guarantee that the FDA will follow the advisory committee’s recommendations and there are numerous examples of the FDA departing from the recommendations of its advisory committees. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

•	our ability to demonstrate meaningful clinical or other benefits which outweigh any safety or other perceived risks, through the completion of our clinical trials for our product candidates;

•	the outcome of any advisory committee meeting for any of our product candidates, and it is possible that any such advisory committee will have an adverse or split recommendation with respect to our application to market such product candidates in the United States;

•

if applicable, even if FDA’s advisory committee recommends approval of our applications to market our product candidates in the United States, without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions, the FDA is not bound by the advisory committee’s recommendation and there are a number of instances where the FDA has voted against the recommendations of advisory committees;

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

•

our ability to manufacture or secure active ingredient, RTGel hydrogel, and finished product from third-party suppliers for product candidates, including UGN-102, UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501, if approved;

•	our ability to obtain, maintain, protect, defend and enforce our intellectual property rights with respect to our product candidates;

•	the extent to which the costs of our products, once approved, are covered and reimbursed by third-party payors, including the availability of a physician reimbursement code for our treatments, and patients’ willingness to pay for our products; and

•

our ability to educate physicians or nurses on the skillful preparation and administration of any of our product candidates that receive approval, including UGN-102, and our ability to develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

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

The data from our pivotal Phase 3 ENVISION trial and supporting ATLAS and OPTIMA II trials may be insufficient to support regulatory approval of UGN-102.*

On July 27, 2023, we announced that UGN-102 met its primary endpoints in the Phase 3 ATLAS and ENVISION trials. Additionally, on June 13, 2024, we announced secondary endpoint DOR data from the Phase 3 ENVISION trial. The primary and secondary endpoints data from the ENVISION trial (and the other clinical trial data contained in NDA submission) may not be sufficient to satisfy the regulatory threshold for approval, or we may receive other data that negatively impacts the efficacy and safety profile of UGN-102.

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

We have not yet submitted NDAs for certain product candidates in our pipeline, and we may be delayed in obtaining or fail to obtain such regulatory approvals and to commercialize our product candidates.*

The process of developing, obtaining regulatory approval for and commercializing our product candidates is long, complex, costly and uncertain, and delays or failure can occur at any stage. The research, testing, manufacturing, labeling, marketing, sale and distribution of drugs are subject to extensive and rigorous regulation by the FDA and foreign regulatory agencies, as applicable. These regulations are agency-specific and differ by jurisdiction. We are not permitted to market any product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory agencies in such countries. To gain approval of an NDA or other equivalent regulatory approval, we must provide the FDA or relevant foreign regulatory authority with nonclinical and clinical data that demonstrates the safety and efficacy of the product for the intended indication.

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

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, workforce reductions, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there have been significant staff reductions at the FDA and other federal agencies in 2025, which may impact the ability of the FDA to review and approve new products on targeted timelines or otherwise. If a prolonged government shutdown occurs or if the FDA experiences resource constraints, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

If we are not successful in developing, receiving regulatory approval for and commercializing our nonclinical and clinical product candidates, our ability to expand our business and achieve our strategic objectives could be impaired.*

We plan to devote a substantial portion of our resources to the continued clinical testing and potential approval and commercial launch of UGN-102 for the treatment of recurrent low-grade intermediate risk NMIBC. Another key element of our strategy is to discover, develop and commercialize a portfolio of products to serve additional therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and those that we have are geared towards clinical testing and seeking regulatory approval of UGN-102 and our other existing product candidates. We may also explore strategic collaborations for the development or acquisition of new products, but we may not be successful in entering into such relationships. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto for commercial use, and to produce UGN-102, UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-102, UGN-103, UGN-104 and UGN-201, if approved, as well as any approved product that includes UGN-301 or UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, UGN-102, UGN-103, UGN-104, UGN-201, UGN-301 or UGN-501 or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto for commercial use and UGN-102, UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501 for our nonclinical studies and clinical trials, and expect to rely on third party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on a single-source supplier of mitomycin API for Jelmyto and UGN-102. We currently rely on Cenexi-Laboratories Thissen s.a. for the mitomycin contained in Jelmyto and UGN-102. We depend on Isotopia Molecular Imaging Ltd. as our single contracted supplier for the hydrogel contained in Jelmyto and UGN-102. We also currently depend on a single-source supplier for imiquimod for UGN-201, zalifrelimab for UGN-301 and UGN-501. We have entered into a supply agreement with medac, and pending successful completion of development we will depend on medac as our supplier for the mitomycin contained in UGN-103 and UGN-104. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and the development of UGN-102. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to manufacture our drug components or purchase required raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto or any other approved products.

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements for Jelmyto, as well as UGN-102 or any of our other product candidates if approved for marketing by the FDA or foreign regulatory authorities. We plan to continue to rely on third parties for the manufacture of mitomycin API, the hydrogel contained in Jelmyto, UGN-102, UGN-103, UGN-104, UGN-301, and for imiquimod for UGN-201, zalifrelimab for UGN-301, and UGN-501, as well as for the raw materials, compounds and components necessary to produce our product candidates and for nonclinical studies and clinical trials.

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

We currently use single-source suppliers relative to production of the RTGel products, the administration supplies which are required to be used with Jelmyto and UGN-102, UGN-103, UGN-104, and UGN-301, if approved. We are assessing second-source suppliers regarding certain of these components and are advancing these conversations as a means to ensure both a second source and potential future reductions in cost of revenues. However, there can be no assurance that we will be able to secure any second-source suppliers for these key components on a timely basis, on favorable terms, or at all.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, and our business depends on a global supply chain for the development, manufacture, and shipment of Jelmyto, and for the advancement of the development of our preclinical and clinical product candidates. There is inherent risk, based on the complex relationships among the U.S. and the foreign countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

We do not own or operate manufacturing facilities for the production of Jelmyto or our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients and finished product for Jelmyto and our nonclinical research and clinical trials, including manufacturers located in Israel, Czech Republic and Belgium. Tariff policies, particularly those affecting the raw materials we use and pharmaceutical products, could materially increase our costs. Recent and potential future changes in international trade policies, particularly regarding pharmaceutical-specific tariffs, present significant risks to our operations and financial performance.

Should our costs rise significantly due to tariffs, it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources may require several months to years and substantial investment and regulatory approvals, and in some cases, alternate suppliers may not be available due to the proprietary technology of the supplier (as in the case of UGN-103 and UGN-104). Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly.

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. Pricing for Jelmyto is established through contracts with third-party payors and reimbursement methodologies established by government programs, such as Medicare Part B. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced or proposed tariffs. As a result, cost increases due to tariffs may be difficult or impossible to pass through to customers.

Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in entities headquartered in the United States, which may limit our ability to compete internationally. Foreign governments may also take other retaliatory actions against U.S.-headquartered entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn or escalation in trade tensions could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects.

In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of March 31, 2025, we had 234 employees, of whom 40 are based in Israel and 194 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

If we fail to attract and keep senior management and key personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize any of the products we develop.*

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific and other personnel. We believe that our future success is highly dependent upon the contributions of members of our senior management, as well as our senior scientists and other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

Although we have not historically experienced unique difficulties in attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the pharmaceutical field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our clinical development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. Similarly, our ability to hire and retain field representatives may be impacted by non-competition and non-solicitation obligations owed to former employers.

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, this could result in adverse consequences resulting from such compromise including, but not limited to, regulatory investigations or actions; litigation; fines and penalties; a material disruption of our drug development program; compromise of sensitive information related to our business; harm to our reputation; triggering our breach notification obligations; preventing us from accessing critical information; disruptions of our business operations; loss of revenue or profits; loss of customers or sales; and expose us to liability or other adverse effects to our business.*

In the ordinary course of our business, we, and the third parties with whom we work, process proprietary, confidential and sensitive information, including personal data (such as health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties (collectively, "Sensitive Information").

We, our CROs and other contractors, consultants, third-party vendors, and other third parties with whom we work depend on information technology, telecommunication systems and data processing for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. For example, we have operations and third parties with whom we work to support our business located in regions experiencing (or expected to experience) geopolitical or other conflicts, including in the Middle East, where businesses have experienced an increase in cyberattacks in relation to the Israel-Hamas conflict. We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by generative artificial intelligence (“AI”), and other similar threats. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

In particular, ransomware attacks are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, ransomware attack victims may prefer to make extortion payments, but if we were to be a victim of such an attack, we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach or disruption of our systems and networks or the systems or networks of third parties that support us. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We utilize third-parties to operate critical business systems to process Sensitive Information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

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

Under applicable employment laws, we may not be able to enforce covenants not to compete.*

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

Additionally, on July 9, 2021, former President Biden signed an executive order encouraging the Federal Trade Commission (“FTC”) to curtail unfair use of non-compete agreements and other agreements that may unfairly limit worker mobility. While we cannot predict how the initiatives set forth in the executive order will be implemented or, as a result, the impact that the executive order will have on our operations, there is now increased uncertainty regarding the long-term enforceability of our non-compete agreements. In January 2023, the FTC proposed a rule that, if enacted, would prohibit employers from entering into non-compete clauses with workers and require employers to rescind existing non-complete clauses. Moreover, the law governing non-compete agreements and other forms of restrictive covenants varies from state to state within the U.S. and some states are reluctant to strictly enforce non-compete agreements.

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

The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the SEC and U.S. Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our product in one or more countries and could materially damage our reputation, our brand, our international activities, and our ability to attract and retain employees and our business.

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

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, in-licensed patents, pending patent applications, trade secrets and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently own, co-own or exclusively license 33 patents that are directed to protect our approved product, Jelmyto and our lead product candidate, UGN-102, as well as UGN-103 and UGN-104, our proprietary RTGel technology, local compositions comprising different active ingredients, including, inter alia, compositions comprising a Botulinum Toxin, UGN-201, the use of UGN-201 and UGN-301, UGN-501 and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2025 and 2043. In total, our IP portfolio includes 49 granted patents worldwide, and more than 45 pending patent applications filed in the U.S., Europe, Israel, Japan, Canada, China, Australia and Korea that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2043.

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

Risks Related to Government Regulation

If the FDA concludes that the requirements for our relevant product candidates are not as we expect, the approval pathway for these product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.*

The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act"), added 505(b)(2) to the FDCA. 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant, and for which the applicant has not received a right of reference, which could expedite the development program for certain of our product candidates by potentially decreasing the amount of nonclinical and clinical data that we would need to generate in order to obtain FDA approval. However, while we believe that our product candidates are reformulations of existing drugs and, therefore, will not be treated as NCEs, the submission of an NDA under the 505(b)(2) pathway does not preclude the FDA from determining that the product candidate that is the subject of such submission is an NCE and therefore not eligible for review under such regulatory pathway.

Our product candidates may not receive the requisite approvals for commercialization, or we may need to conduct additional nonclinical experiments and clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely increase significantly.

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

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, on November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law. On January 1, 2023, manufacturers began to be required to pay quarterly refunds to the Centers for Medicare & Medicaid Services ("CMS") for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds are generally based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. In addition, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Although we cannot predict the full effect on our business of the implementation of existing legislation or the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, our products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer our products. Further, the current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the CMMI to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan, directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program, and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for Jelmyto or our future product candidates, if approved, which could have a material adverse effect on our business, financial condition and results of operations.

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

We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, self-regulatory schemes, government regulation, policies, standards, and other obligations related to data privacy and security. The actual or perceived failure by us or by the third parties with whom we work to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; or otherwise adversely affect our business.*

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") Sensitive Information. Our data processing activities are subject to numerous data privacy and security obligations, such as domestic and foreign laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy, data protection, and data security.

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

Moreover, in the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area ("EEA") and the United Kingdom ("UK") have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Inability to import personal data from Europe to the United States may limit our ability to conduct clinical trial activities in Europe, limit our ability to collaborate with CROs, service providers, contractors and other entities subject to European data protection laws, adversely impact our operations, product development and ability to provide our products, and require us to increase our data processing capabilities in Europe at significant expense. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Additionally, the U.S. Department of Justice has issued a rule entitled “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

Our employees and personnel may use AI and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages. We may also use AI or machine learning ("ML") to assist us in making certain decisions, which is regulated by certain privacy laws. Due to inaccuracies or flaws in the inputs, outputs, or logic of the AI/ML, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials, whitepapers, and other statements such as statements related to security or compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

It may be difficult for us to profitably sell our product and any product candidates that receive regulatory approval if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.*

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, UGN-102 and our other product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. In October 2020, a Medicare C-Code was issued for Jelmyto and we have obtained pass-through status for two years, no more than three. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. Our existing pass-through status was set to expire in the fourth quarter of 2023. However, CMS granted Jelmyto a New Technology APC, effective from October 1, 2023. A service is separately paid under a New Technology APC until sufficient claims data have been collected to allow CMS to assign the procedure to a clinical APC group that is appropriate in clinical and resource terms. This generally occurs within two to three years from the time a new HCPCS code becomes effective. However, if CMS are able to collect sufficient claims data in less than two years, CMS may consider reassigning the service to an appropriate APC, or, if CMS does not have sufficient data at the end of three years upon which to base its reassignment to an appropriate clinical APC, CMS may keep the service in a New Technology APC until adequate data become available. Loss of our New Technology APC may result in Medicare beneficiaries losing access to Jelmyto in the hospital outpatient setting and Jelmyto becoming packaged into a comprehensive APC.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through TD Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the-market offering.” As of March 31, 2025, 2024, $27.3 million remains available for sale under the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022, or a subsequent shelf registration statement.

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

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.*

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we may decide to contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

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

In October 2023, Hamas initiated an attack against Israel. In response, Israel’s security cabinet declared war against Hamas. Since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with Hezbollah) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In addition, Iran launched direct attacks on Israel. Notwithstanding any ceasefires that are entered into, it is possible that the conflict between Israel and Hezbollah in Lebanon, the conflict between Israel and Hamas in Gaza, the Houthi attacks, and other ongoing conflicts will escalate into a greater regional conflict, and that other countries and non-state organizations will join or escalate their involvement in such hostilities.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. As of March 31, 2025, we had 40 employees based in Israel. Of these employees, some may be military reservists, and may be called upon to perform military reserve duty for periods ranging from several days to several weeks per year (and in some cases more) until they reach the age of 40 (and in some cases, older) and, in the event of a military conflict, may be called to active duty for extended periods of time. For example, following October 7, 2023, the Israeli Defense Forces called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of March 31, 2025, we had 234 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Our business could be negatively impacted by environmental, social and corporate governance matters or our reporting of such matters.*

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning environmental, social and corporate governance matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC recently finalized rules designed to enhance and standardize climate-related disclosures, which were stayed pending judicial review, and the SEC subsequently voted to cease its defense of the climate-related disclosure rules, effectively halting their implementation. If other climate-related disclosure rules or other ESG rules become effective or become applicable to us, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our share price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2025, we issued 3,206,271 ordinary shares upon exercise of 3,206,271 pre-funded warrants for the purchase of ordinary shares of the Company at an exercise price of $0.001 per share. The pre-funded warrants were originally issued in a private placement and pursuant to a Securities Purchase Agreement in July 2023. The offer and sale of the ordinary shares issued upon exercise of the pre-funded warrants was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).  The holders of the pre-funded warrants represented that they are accredited investors, as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended, and that they were acquiring the securities for investment purposes only and not with a view to any resale, distribution or other disposition of the securities in violation of U.S. federal securities laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

10.1† **	Asset Purchase Agreement by and among the Registrant and IconOVir Bio, Inc., dated as of February 14, 2025, as amended March 18, 2025.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

May 12, 2025	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

May 12, 2025	By:	/s/ Chris Degnan
Chris Degnan
Chief Financial Officer (Principal Financial and Accounting Officer)