Form 10-Q
period 2025-06-30
UroGen Pharma Ltd.
filed 2025-08-07
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 46,264,132 ordinary shares, par value NIS 0.01 per share, outstanding.

UroGen Pharma Ltd.

Trademarks and Trade Names

Unless the context requires otherwise, references in this Quarterly Report to the “Company,” "UroGen," “we,” “us” and “our” refer to UroGen Pharma Ltd. and its subsidiary, UroGen Pharma, Inc.

UroGen®, RTGel®, Jelmyto® and Zusduri™ are trademarks of ours that we use in this Quarterly Report. This Quarterly Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to our trademark and tradenames. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$92,904	$171,987
Marketable securities	64,050	64,698
Restricted cash	1,082	1,076
Accounts receivable, net	19,649	20,302
Inventories	7,128	9,227
Prepaid expenses and other current assets	12,055	8,845
Total current assets	196,868	276,135
Non-current assets:
Property and equipment, net	688	655
Restricted deposit	177	176
Right of use assets	5,551	3,134
Marketable securities	4,632	5,022
Other non-current assets	801	589
Total Assets	$208,717	$285,711
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$30,962	$27,431
Employee related accrued expenses	11,646	10,570
Other current liabilities	4,940	7,948
Total current liabilities:	47,548	45,949
Non-current liabilities:
Prepaid forward obligation	124,833	121,387
Long-term debt	122,508	121,734
Long-term lease liabilities	3,413	1,653
Uncertain tax positions liability	3,791	3,791
Total Liabilities	302,093	294,514
Commitments and Contingencies (Note 19)
Shareholders' Deficit:
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 46,199,134 and 42,231,746 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	126	115
Additional paid-in capital	806,497	797,248
Accumulated deficit	(900,005)	(806,222)
Accumulated other comprehensive income	6	56
Total Shareholders' Deficit	(93,376)	(8,803)
Total Liabilities and Shareholders' Deficit	$208,717	$285,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$24,215	$21,848	$44,469	$40,629
Cost of revenue	3,550	2,229	5,880	3,957
Gross profit	20,665	19,619	38,589	36,672
Operating expenses:
Research and development expenses	18,914	15,402	38,785	30,896
Selling, general and administrative expenses	43,199	30,056	78,166	57,355
Operating loss	(41,448)	(25,839)	(78,362)	(51,579)
Financing on prepaid forward obligation	(4,644)	(5,773)	(9,227)	(11,433)
Interest expense on long-term debt	(4,132)	(3,461)	(8,200)	(5,908)
Interest and other income, net	1,299	1,708	3,413	3,323
Loss before income taxes	(48,925)	(33,365)	(92,376)	(65,597)
Income tax expense	(1,015)	(38)	(1,407)	(92)
Net Loss	$(49,940)	$(33,403)	$(93,783)	$(65,689)
Statements of Comprehensive Loss
Net loss	$(49,940)	$(33,403)	$(93,783)	$(65,689)
Other comprehensive loss
Unrealized income (loss) on investments	(8)	6	(50)	(43)
Comprehensive Loss	$(49,948)	$(33,397)	$(93,833)	$(65,732)
Net loss per ordinary share - basic and diluted	$(1.05)	$(0.82)	$(1.97)	$(1.69)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	47,739,816	40,501,315	47,582,610	38,785,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of April 1, 2025	46,101,785	$126	$803,467	$(850,065)	$14	$(46,458)
Changes During the Three Months Ended June 30, 2025
Exercise of options into ordinary shares	97,349	—	297			297
Share-based compensation			2,733			2,733
Other comprehensive loss					(8)	(8)
Net loss				(49,940)		(49,940)
Balance as of June 30, 2025	46,199,134	$126	$806,497	$(900,005)	$6	$(93,376)

Balance as of April 1, 2024	36,127,687	$99	$671,438	$(711,634)	(37)	$(40,134)
Changes During the Three Months Ended June 30, 2024
Exercise of options into ordinary shares	42,267	—	135			135
Share-based compensation			3,560			3,560
Issuance of pre-funded warrants, net of issuance costs			18,641			18,641
Issuance of ordinary shares, net of issuance costs	5,000,000	13	81,496			81,509
Other comprehensive income					6	6
Net loss				(33,403)		(33,403)
Balance as of June 30, 2024	41,169,954	$112	$775,270	$(745,037)	$(31)	$30,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of January 1, 2025	42,231,746	$115	$797,248	$(806,222)	$56	$(8,803)
Changes During the Six Months Ended June 30, 2025
Exercise of options into ordinary shares	386,274	1	326			327
Share-based compensation			5,802			5,802
Conversion of pre-funded warrants into ordinary shares	3,206,271	9	(6)			3
Issuance of ordinary shares, net of issuance costs	374,843	1	3,127			3,128
Other comprehensive loss					(50)	(50)
Net loss				(93,783)		(93,783)
Balance as of June 30, 2025	46,199,134	$126	$806,497	$(900,005)	$6	$(93,376)

Balance as of January 1, 2024	32,490,119	$89	$614,035	$(679,348)	12	$(65,212)
Changes During the Six Months Ended June 30, 2024
Exercise of options into ordinary shares	279,367	1	134			135
Share-based compensation			6,316			6,316
Issuance of pre-funded warrants, net of issuance costs			18,641			18,641
Issuance of ordinary shares, net of issuance costs	8,400,468	22	136,144			136,166
Other comprehensive loss					(43)	(43)
Net loss				(65,689)		(65,689)
Balance as of June 30, 2024	41,169,954	$112	$775,270	$(745,037)	$(31)	$30,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(93,783)	$(65,689)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	152	193
Accrued financing on prepaid forward obligation	123	5,939
Accretion on marketable securities	(1,640)	(481)
Share-based compensation	5,802	6,316
Amortization (accretion) of discount on long-term debt	774	(738)
Amortization of right of use assets	941	421
Acquisitions of IPR&D	3,128	—
Changes in operating assets and liabilities:
Inventory	2,099	(1,769)
Accounts receivable, net	653	(1,972)
Prepaid expenses and other current assets	(3,210)	(1,927)
Other non-current assets	(212)	1,365
Accounts payable and accrued expenses	3,531	7,216
Employee related accrued expenses	1,076	(3,965)
Other current liabilities	62	—
Lease liabilities	(1,344)	(442)
Restricted deposit	(1)	50
Net cash used in operating activities	(81,849)	(55,483)
Cash Flows From Investing Activities
Purchases of marketable securities	(68,140)	—
Maturities of marketable securities	70,768	25,600
Purchases of property and equipment	(185)	(84)
Net cash provided by investing activities	2,443	25,516
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	327	135
Proceeds from pre-funded warrant issuance, net of issuance costs	3	18,641
Proceeds from ordinary shares issuances, net of issuance costs	—	136,166
Net cash provided by financing activities	330	154,942
Increase (Decrease) in Cash and Cash Equivalents	(79,076)	124,975
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	173,062	95,822
Cash, Cash Equivalents and Restricted Cash at End of Period	$93,986	$220,797
Supplemental Disclosures of Non-Cash Activities
Right of use assets obtained in exchange for new operating lease liabilities	$3,358	$—
Acquisitions of IPR&D	$3,128	$—

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

UPL and UPI (together the “Company”) is a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, launching the Company’s first commercial product, Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, developing and securing regulatory approval of Zusduri (mitomycin) for intravesical solution, formerly known as UGN-102, and raising capital to support and expand these activities.

On  April 15, 2020, the U.S. Food and Drug Administration (“FDA”) granted approval for Jelmyto, a first-in-class treatment indicated for adults with low-grade upper tract urothelial cancer (“low-grade UTUC”). Jelmyto consists of mitomycin, an established chemotherapy, and sterile hydrogel, using the Company's proprietary sustained release RTGel technology. It has been designed to enable longer exposure of urinary tract tissue to mitomycin, thereby enabling the treatment of tumors by non-surgical means.

On June 12, 2025, the FDA approved Zusduri, the first and only FDA-approved medication for adults with recurrent low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”). Zusduri consists of mitomycin and sterile hydrogel, using the Company’s proprietary sustained release RTGel technology, and is delivered directly into the bladder in an out-patient procedure by a trained healthcare professional using a urinary catheter to enable the treatment of tumors by non-surgical means.

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

The Company has experienced net losses since its inception and had an accumulated deficit of $900.0 million and $806.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes its strategy, including the commercial launch of Zusduri, the continued commercialization of Jelmyto, and engaging in further research and development activities. The success of the Company depends on its ability to successfully commercialize its technologies to support its operations and strategic plan.

In accordance with the accounting guidance related to the presentation of financial statements, management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is expected to be impacted by its ability to produce cash inflows from Jelmyto and Zusduri product sales, the rate of physician and patient adoption of Zusduri and the Company's ability to raise additional capital to fund its operations in the future.

Based on the Company's cash and cash equivalents and marketable securities as of June 30, 2025, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. If the Company is unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, the Company may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that the Company will be able to secure such additional financing on terms that are satisfactory to the Company, in an amount sufficient to meet the Company's needs, or at all. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, reduce or terminate the Company's product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $161.6 million as of June 30, 2025. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss) within shareholders’ equity (deficit). Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

Inventory

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. For both Jelmyto and Zusduri, the Company commenced capitalization of inventory at the receipt of FDA approval. Costs related to inventories that are not expected to be manufactured and sold within the next 12 months are classified as long-term assets and presented within "Other non-current assets" on the condensed consolidated balance sheets.

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

Prepaid Forward Obligation

The Company is party to a transaction with RTW Investments (the “RTW Transaction”) in which the Company received funds to support the launch of Jelmyto and the development of Zusduri in return for tiered, future cash payments based on net sales of Jelmyto and Zusduri, and, subject to FDA approval, UGN-103 and UGN-104. The net proceeds received under the RTW Transaction were recognized as a long-term liability. The Company recognizes the current cash payable amounts under the arrangement within other current liabilities on the condensed consolidated balance sheets. The subsequent measurement for the liability follows the accounting principles defined in ASC Topic 835-30, “Imputation of Interest”. See Note 9 for further discussion related to the prepaid forward obligation.

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

The Company accounts for leases in accordance with ASC Topic 842, “Leases.” The Company determines if an arrangement is a lease at inception. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Certain adjustments to the ROU assets  may be required for items such as initial direct costs paid or incentives received. Operating and finance lease ROU assets are presented as right-of-use assets on the condensed consolidated balance sheets. The current portion of lease liabilities is included in other current liabilities, and the long-term portion is presented separately as long-term lease liabilities on the condensed consolidated balance sheets.

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

Because the implicit rates of return on the Company’s leases are not readily determinable, the Company uses an incremental borrowing rate, based on the information available at the commencement date, to determine the present value of lease payments on an individual lease basis. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with both a private placement transaction and a public offering transaction that are accounted for as a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.” Accordingly, the Company classifies the pre-funded warrants as a component of permanent shareholders’ equity within additional paid-in capital and records them at the applicable issuance date using a relative fair value allocation method. The Company valued the pre-funded warrants at the applicable issuance date, concluding that their sales price approximated their fair value, and allocated the net sales proceeds from the applicable equity transaction proportionately to the ordinary shares and pre-funded warrants.

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

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Accounts payable	$13,564	$10,931
Accrued sales reserves	7,349	5,151
Accrued clinical expenses	1,646	2,027
Accrued research and development expenses	1,203	2,173
Accrued selling, general and administrative expenses	5,724	6,000
Accrued other expenses	1,476	1,149
Total accounts payable and accrued expenses	$30,962	$27,431

Interest and Other Income, Net

Interest and other income, net consisted of the following for the three and six months ended  June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$1,677	$1,534	$3,881	$3,332
Other income (loss), net	(378)	174	(468)	(9)
Total interest and other income, net	$1,299	$1,708	$3,413	$3,323

Note 5 – Inventories

Inventories consisted of the following as of  June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials (1)	$3,753	$4,924
Finished goods	3,807	4,522
Total inventories	$7,560	$9,446

(1) $0.4 million and $0.2 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively. These raw materials are not expected to be manufactured and sold within the next 12 months. Changes in non-current inventories are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of June 30, 2025 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	June 30,	Identical Assets	Inputs
	2025	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$14,435	$14,435	$—
Marketable securities
U.S. government	48,609	48,609	—
Corporate bonds	9,451	—	9,451
Commercial paper	5,541	—	5,541
Certificates of deposit	5,081	—	5,081
Total marketable securities	68,682	48,609	20,073
Total assets at fair value	$83,117	$63,044	$20,073

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

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of  June 30, 2025 and December 31, 2024. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of June 30, 2025 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$14,435	$—	$—	$14,435
Marketable securities:
U.S. government	48,618	—	(9)	48,609
Corporate bonds	9,436	15	—	9,451
Commercial paper	5,540	1	—	5,541
Certificates of deposit	5,082	1	(2)	5,081
Total marketable securities	68,676	17	(11)	68,682
Total assets at fair value	$83,111	$17	$(11)	$83,117

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of June 30, 2025, the amortized cost of investments included an immaterial amount of accrued interest. As of June 30, 2025, marketable securities were in a net unrealized gain position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  June 30, 2025, the aggregate fair value of investments held by the Company in an unrealized loss position was $57.4 million which consisted of 14 securities. The unrealized loss was primarily driven by minor fluctuations in the fair value of U.S. government securities. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  June 30, 2025, the Company believes the cost basis for its marketable securities was recoverable in all material aspects and no allowance for credit losses was recognized in the period.

The Company’s investments as of June 30, 2025 mature at various dates through November 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Maturities within one year	$78,485	$105,706
Maturities after one year through three years	4,632	5,022
Total investments	$83,117	$110,728

Note 8 – Property and Equipment

Property and equipment, consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Laboratory equipment	$476	$473
Computer equipment and software	2,724	2,542
Furniture	612	612
Leasehold improvements	626	626
Manufacturing equipment	683	683
	5,121	4,936
Less: accumulated depreciation and amortization	(4,433)	(4,281)
Property and equipment, net	$688	$655

Depreciation and amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the launch of Jelmyto and the development of Zusduri. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-104, in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the six months ended June 30, 2025 for annual net sales up to $200 million was 13.0%. RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Zusduri and, subject to FDA approval, UGN-103, in an amount equal to: (i) 2.5% of annual net sales up to $200 million, (ii) 1.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 0.5% of annual net sales for annual net sales above $300 million.

In accordance with the prepaid forward agreement, the Company will be required to make payments of amounts owed to RTW each calendar quarter, through and until the quarter in which the aggregate cash payments received by RTW are equal to or greater than $300 million. As of June 30, 2025, the cumulative amounts paid and payable by the Company were $40.6 million. As security for the payment and fulfilment of these amounts throughout the arrangement, the Company has granted RTW a first priority security interest in Jelmyto, Zusduri, UGN-103 and UGN-104, including the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to these products.

In  May 2021, following the receipt of necessary regulatory approvals, the Company received the $75.0 million prepaid forward payment ($72.4 million net of transaction costs) from RTW and recognized an associated prepaid forward obligation liability. Each period the Company makes a payment to RTW, an expense is recognized related to financing on the prepaid forward obligation based on an imputed rate derived from the expected future payments. Management reassesses the effective rate each period based on the current carrying value of the obligation and the revised estimated future payments. Changes in future payments from previous estimates are included in future financing expenses. The Company is not contractually obligated, nor does it anticipate making any repayments of the original $75.0 million received to RTW in the next 12 months.

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2024 and for the six months ended June 30, 2025, in thousands:

Carrying value of prepaid forward obligation as of December 31, 2023	$109,722
Financing on prepaid forward obligation	23,411
Amounts paid and payable (1)	(11,746)
Carrying value of prepaid forward obligation as of December 31, 2024	121,387
Financing on prepaid forward obligation	9,227
Amounts paid and payable (1)	(5,781)
Carrying value of prepaid forward obligation as of June 30, 2025	$124,833

(1) $3.1 million and $6.5 million of the Amounts paid and payable are included as the current portion of the prepaid forward obligation within other current liabilities on the condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024, respectively.

Note 10 – Long-Term Debt

On  March 7, 2022, the Company entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million was funded in  March 2022. The second tranche of $25 million was funded in  December 2022.

On June 29, 2023, the loan agreement with Pharmakon was amended to replace the benchmark governing the interest rate with a rate based on the secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York. Effective July 2023, the loan accrued interest using a benchmark rate of three-month SOFR plus 8.25% plus an additional adjustment of 0.26161%.

On March 13, 2024, the Company entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in  September 2024. The fourth tranche of $75.0 million became available at the Company's option no later than August 29, 2025, based upon having received FDA approval of a new drug application (“NDA”) for Zusduri by June 30, 2025.

Under the amended and restated loan agreement, all outstanding loans with Pharmakon accrue interest using a benchmark rate of three-month SOFR plus 7.25% plus an additional adjustment of 0.26161%. Per the terms of the agreement, the Company received a one-year extension on the repayment period for all outstanding loans following the FDA's approval of the NDA for Zusduri. All outstanding principal will be required to be repaid in four equal quarterly installments commencing in the second quarter of 2027. All outstanding loans with Pharmakon can be prepaid in whole at the Company's discretion, at any time, subject to prepayment premiums and make-whole amounts. The Company is not required to maintain any financial covenants.

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

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Carrying value of Pharmakon loan as of December 31, 2023	$98,551
Third tranche of Pharmakon loan	25,000
Capitalized costs and discounts	(512)
Interest expense	12,521
Amounts paid	(13,826)
Carrying value of Pharmakon loan as of December 31, 2024	121,734
Interest expense	8,200
Amounts paid	(7,426)
Carrying value of Pharmakon loan as of June 30, 2025	$122,508

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases during the periods covered by this report:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025, and, effective as of June 2025, was renewed through September 2028. The Company's remaining contractual obligation under this lease is approximately $1.0 million as of  June 30, 2025.

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

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. The Company’s remaining contractual obligation under this lease is approximately $0.3 million as of June 30, 2025.

Finance Leases

•

In  July 2024, UPI entered into a new master lease agreement for vehicles, primarily for use by employees in sales, field services, and roles that require regular travel. Under the terms of the master lease agreement, the Company will lease various vehicles from time to time with an initial lease term of 48 months commencing on the delivery date of the vehicle with an option to continue month-to-month for an unlimited period of time. Lease payments are fixed, with payments due monthly in advance, and include charges for depreciation, maintenance, and other related services. At the end of each lease term, the Company is required to make a terminal rental adjustment based on the difference between the vehicle’s contractual book value and its estimated wholesale value, which  may result in additional payments or refunds. The Company  may also be required to pay additional rent if the vehicle exceeds certain mileage limits or shows abnormal wear and tear during the lease term. The Company’s remaining contractual obligation relating to the leases entered into under this master agreement is approximately $4.8 million as of  June 30, 2025.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s leases expire at various dates from 2025 through 2029, with varying renewal and termination options.

The components of lease cost for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$302	$—	$519	$—
Interest on lease liabilities	126	—	233	—
Operating lease cost	226	225	452	450
Sublease income	—	—	—	(42)
Variable lease cost	15	14	28	43
	$669	$239	$1,232	$451

The amounts recognized as of June 30, 2025 and  December 31, 2024 were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Finance lease right-of-use assets	$4,341	$2,285
Operating lease right-of-use assets	1,210	849
Finance long-term lease liabilities	2,861	1,595
Operating long-term lease liabilities	552	58
Other current liabilities related to finance leases	880	745
Other current liabilities related to operating leases	668	785

As of June 30, 2025, no impairment losses have been recognized.

Supplemental information related to leases for the six months ended  June 30, 2025 and 2024 is as follows (in thousands, except for lease terms and discount rate amounts):

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,334	$—
Operating cash flows from operating leases	$442	$497
Right-of-use assets obtained in exchange for new finance lease liabilities	$2,575	$—
Weighted-average remaining lease term of finance leases (in years)	3.38	—
Weighted-average remaining lease term of operating leases (in years)	2.29	1.51
Weighted-average discount rate of finance leases	13.82%	—
Weighted-average discount rate of operating leases	11.26%	10.26%

As of June 30, 2025, maturities of lease liabilities were as follows (in thousands):

Finance Leases
Years ending December 31,
Remainder of 2025	$677
2026	1,332
2027	1,332
2028	1,308
2029 and there after	110
Total future minimum lease payments	4,759
Less: Interest	(1,018)
Present value of lease liabilities	$3,741

Operating
Leases
Years ending December 31,
Remainder of 2025	$463
2026	364
2027	305
2028	229
Total future minimum lease payments	1,361
Less: Interest	(141)
Present value of lease liabilities	$1,220

As of June 30, 2024, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2024	$435
2025	817
2026	57
Total future minimum lease payments	1,309
Less: Interest	(88)
Present value of lease liabilities	$1,221

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Jelmyto	$24,215	$21,848	$44,469	$40,629

All product sales of Jelmyto are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. The Company's largest customer comprises over 75% and 80% of product sales for the three and six months ended  June 30, 2025, respectively. During the six months ended  June 30, 2024, the Company had a single customer. The Company's largest customer comprises approximately 84% and 80% of accounts receivables at June 30, 2025 and  December 31, 2024, respectively. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug. The Company estimates these elements of variable consideration based on the contractual or statutory terms governing the arrangements and the Company’s historical experience, and constrains the net revenue recognized for product sales to the value that is not probable to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. Reserves for chargebacks and returns are net settled and recognized as contra accounts receivable while the remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for the period ended  June 30, 2025 and 2024 (in thousands):

	Reserves related to government sponsored programs	Medicare refunds for discarded drug reserve	Other reserves	Total accrued sales reserves
Balance as of December 31, 2024	$887	$7,729	$1,946	$10,562
Accruals	7,774	2,064	5,765	15,603
Utilizations	(6,924)	(3,809)	(5,437)	(16,170)
Balance as of June 30, 2025	$1,737	$5,984	$2,274	$9,995

Balance as of December 31, 2023	$1,062	$3,451	$1,458	$5,971
Accruals	5,871	2,143	4,499	12,513
Utilizations	(6,560)	—	(4,528)	(11,088)
Balance as of June 30, 2024	$373	$5,594	$1,429	$7,396

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

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. The cost of an asset acquisition is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any contingent consideration in an asset acquisition is recognized only when amounts are both probable and estimable, at which point the consideration is allocated to the assets acquired on a relative fair value basis. Based on the Company's assessment of the value of the assets acquired as well as consideration of the inputs, processes and outputs, the Company concluded that this represented an asset acquisition. When a transaction accounted for as an asset acquisition includes IPR&D, the IPR&D asset is only capitalized as an intangible asset if it is determined to have an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to the IPR&D are recognized as research and development expenses in the period. The Company accounted for the acquisition of the Transferred Assets from IconOVir as an asset acquisition. The Company determined the fair value of the consideration transferred was $3.1 million, which represented the fair value of the unregistered shares at issuance date. Given the early-stage nature of such assets and level of further development necessary to produce an output, the Company recognized the cost of the acquisition as a research and development expense during the six months ended  June 30, 2025.

Note 15 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of June 30, 2025 and December 31, 2024. The Company had 46.2 million and 42.2 million ordinary shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since the Company's inception, the Board has not declared any dividends.

ATM Sales Agreement

In December 2019, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company  may from time to time offer and sell the Company's ordinary shares having an aggregate offering price of up to $100.0 million.

During the first quarter of 2024, the Company sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to the Company after deducting sales commissions to Cowen were approximately $54.7 million. The Company did not sell any ordinary shares under the ATM Sales Agreement in the six months ended  June 30, 2025. The remaining capacity under the ATM Sales Agreement was approximately $27.3 million as of  June 30, 2025. The shares will be offered and sold pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on  November 15, 2022, which was declared effective on  November 29, 2022, or a subsequent shelf registration statement.

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

On  December 20, 2023, the Company issued 1,599,733 ordinary shares through a cashless exercise of 1,599,840 pre-funded warrants for the purchase of ordinary shares of the Company. On  January 24, 2025, the Company issued 3,206,271 ordinary shares upon exercise of 3,206,271 pre-funded warrants for the purchase of ordinary shares of the Company. As of  June 30, 2025, 472,665 pre-funded warrants from the Purchase Agreement remain outstanding.

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Fred Cohen, M.D., purchased 1,572,327 of the Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen was a director of the Company and the Chair and Chief Investment Officer of Monograph at the time of purchase.

Underwritten Public Offering

On  June 17, 2024, the Company entered into an underwriting agreement with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on  June 20, 2024. The gross proceeds to the Company from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and offering expenses paid by the Company of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants  may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. As of  June 30, 2025, all 1,142,857 pre-funded warrants remain outstanding. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On  July 18, 2024, the Company completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds to the Company of $16.1 million before deducting underwriting discounts and commissions and offering expenses paid by the Company of $1.0 million.

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

The Company’s RSU and option grants provide for accelerated or continued vesting in certain circumstances as defined in the Plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in a 33% increment upon the first anniversary of grant, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. Options generally vest in a 33% increment upon the first anniversary of the grant date, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. The Company also grants PSUs to certain employees. The PSU’s granted during 2023 vested upon regulatory approval of Zusduri. The PSU's granted in 2024 vest upon the achievement of the first commercial sale of Zusduri in the United States following receipt of regulatory approval. The PSU's granted in 2025 vest upon achievement of a net product sales target for Zusduri and continued service for three years following the grant date. In  June 2024, the Company amended certain RSU and PSU awards granted to its chief executive officer to defer vesting until the end of 2025. The Company accounted for the modification as a Type I probable-to-probable modification under ASC 718. As the modification did not result in any incremental fair value at the modification date, the Company continues to recognize the original grant-date fair value ratably over the original service period or expected performance period.

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

As of  June 30, 2025, 4,620,861 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 767,228 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development expenses	$448	$594	$1,050	$1,112
Selling, general and administrative expenses	2,285	2,966	4,752	5,204
Total share-based compensation expense	$2,733	$3,560	$5,802	$6,316

The total unrecognized compensation cost of options, RSUs and PSUs at June 30, 2025 is $18.3 million with a weighted average recognition period of 2.06 years.

Note 17 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of June 30, 2025, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2024, 2023 and 2022, and for the six months ended June 30, 2025. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $3.8 million as of June 30, 2025, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2025, the Company’s liability for uncertain tax positions includes $1.8 million of accrued interest and penalties.

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

The uncertain tax positions are reviewed quarterly and adjusted as events occur that could affect potential liabilities for additional taxes, including lapsing of applicable statutes of limitations, correspondence with tax authorities, proposed assessments by tax authorities, identification of new issues, and issuance of new legislation or regulations. The Company believes that adequate amounts of tax have been provided in income tax expense for any adjustments that may result from its uncertain tax positions. Approximately $1.4 million of the liability for uncertain tax positions relate to tax years for which the statute of limitations will expire within the next 12 months. Based upon the information currently available, the Company does not reasonably expect any other changes in its existing uncertain tax positions in the next 12 months and has recorded the gross uncertain tax positions as a long-term liability.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The OBBBA includes changes to U.S. federal income tax, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is currently evaluating the potential impact of the OBBBA to the Company’s financial statements.

Note 18 – Related Parties

See Note 14 for discussion related to an asset purchase in  February 2025 which involved a related party. There were no further related party transactions during the six months ended June 30, 2025 or 2024.

Note 19 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2025 and December 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

On  February 25, 2024, the Company received from Teva Pharmaceuticals, Inc. (“Teva”), a Paragraph IV Certification Notice Letter dated  February 20, 2024, providing notification that Teva submitted an abbreviated new drug application ("ANDA") to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in  January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. On  April 2, 2024, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiry of such patents. The Company stipulated to the dismissal of Teva Pharmaceutical Industries, Ltd. without prejudice and the action continues against the other two Teva entities. On May 19, 2025, the Company filed an amended complaint in this action, adding U.S. Patent Number 12,268,745 to this patent-infringement litigation. By orders dated  February 27, 2025 and June 26, 2025, the court approved the parties’ joint stipulation to remove the Markman hearing and any related claim-construction proceedings from the court’s calendar. This matter is scheduled for a bench trial in  October 2026. If the Company is unsuccessful in securing the requested court relief, Jelmyto  may be subject to immediate competition from an FDA approved generic product after regulatory exclusivity for Jelmyto expires in  April 2027.

Leases

See Note 11 for further discussion regarding lease commitments.

Note 20 – Segment Reporting

The Company is engaged in the development and commercialization of innovative solutions for the treatment of urothelial and specialty cancers. The Company has a single operating segment and reportable segment focused on these business activities, and its operations are managed on a consolidated basis. The primary revenue source for the segment comes from sales of the Company’s first approved product, Jelmyto, primarily conducted in the United States.

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

Information about significant segment expenses regularly provided to the CODM is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses
R&D project materials & services	$13,318	$10,612	$24,710	$21,341
Acquisitions of IPR&D	—	—	3,128	—
Employee compensation	4,744	3,820	9,125	7,700
Rent, office, utilities & technology	734	846	1,590	1,614
Other expenses	118	124	232	241
Total research and development expenses	$18,914	$15,402	$38,785	$30,896

Selling, general and administrative expenses
Employee compensation	$19,563	$13,960	$37,691	$27,918
Commercial & medical affairs services	10,873	7,223	19,071	12,671
Professional services	3,576	3,639	6,348	6,374
Travel, meetings & conferences	5,629	3,362	9,274	7,070
Rent, office, utilities & technology	1,193	737	2,328	1,525
Other expenses (1)	2,365	1,135	3,454	1,797
Total selling, general and administrative expenses	$43,199	$30,056	$78,166	$57,355

(1) Other expenses primarily consist of insurance, sponsorship, grants, other fees and taxes.

Note 21 – Subsequent Events

The Company has evaluated and determined there were no subsequent events.

Note 22 – Selected Unaudited Quarterly Financial Data

Certain unaudited selected quarterly financial results for the three and six months ended  June 30, 2024 are presented as follows:

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Revenue	$21,848	$40,629
Gross profit	$19,619	$36,672
Net loss	$(33,403)	$(65,689)
Weighted-average number of ordinary shares (1)	40,501,315	38,785,924
Basic and diluted loss per ordinary share (1)	$(0.82)	$(1.69)

(1) The loss per share, both basic and diluted, for the second quarter of 2024 was revised to record an immaterial correction to the amounts originally reported in the  June 30, 2024 Form 10-Q filed on  August 13, 2024 by incorporating the 3,679,400 shares of pre-funded warrants outstanding as of the reporting period, which were not included in the previous calculations and are now reflected in the weighted average shares outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), which was filed with the SEC on March 10, 2025. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, trends, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. In addition, statements indicating that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved products Jelmyto (mitomycin) for pyelocalyceal solution and Zusduri (mitomycin) for intravesical solution are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) and recurrent low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”), respectively. In addition, our immuno-uro-oncology pipeline includes UGN-301 (zalifrelimab) intravesical solution, an anti-CTLA-4 antibody, which we intend to study as both a monotherapy and combination therapy, and UGN-501 (formerly known as ICVB-1042), a next-generation investigational oncolytic virus.

On June 12, 2025, the U.S. Food and Drug Administration ("FDA") approved our new drug application (“NDA") for Zusduri (formerly known as UGN-102) for the treatment of adults with recurrent low-grade intermediate risk NMIBC. We estimate that the annual treatable population of low-grade intermediate risk NMIBC in the United States is approximately 82,000, of which approximately 23,000 are estimated to be newly diagnosed and 59,000 are estimated to be recurrent patients. We estimate that the total addressable market opportunity for Zusduri in recurrent low-grade intermediate risk NMIBC is potentially over $5.0 billion.

We believe Zusduri has the potential to become the new standard of care for recurrent low-grade intermediate risk NMIBC as the first and only FDA-approved non-surgical treatment. The existing standard of care for low-grade intermediate risk NMIBC is a surgical procedure typically performed under general anesthesia called transurethral resection of bladder tumor (“TURBT”). Due to high recurrence rates of low-grade intermediate risk NMIBC, repeat TURBTs may be necessary. We estimate that approximately 68% of low-grade intermediate risk NMIBC patients have two or more recurrences, with approximately 23% of recurrent patients having five or more recurrences. Repeated TURBT procedures to treat these recurrences can impact patients’ physical health and quality of life. We estimate that patients who have had two to four procedures have an estimated 14% greater risk of death than patients who have only had one procedure.

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

These characteristics of RTGel enable sustained release of mitomycin in the urinary tract for both Jelmyto and Zusduri. Further, RTGel may be particularly effective in the bladder and upper urinary tract where tumor visibility and access are challenging, and where there exists a significant amount of urine flow and voiding. We believe that these characteristics of RTGel may prove useful for the local delivery of active drugs to other bodily cavities in addition to the bladder and upper urinary tract.

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

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, ureters and kidneys. In the United States, there are approximately 6,000 to 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. Prior to Jelmyto, the standard of care included endoscopic resection(s) and radical nephroureterectomy, the latter involving the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery. We are focused on changing the way urothelial cancers are treated, an area in which there have been no significant advancements in recent years. Jelmyto is the first drug therapy of its kind, providing an alternative to endoscopic resection(s) and/or radical nephroureterectomy.

The FDA approval was based on results from our Phase 3 trial showing Jelmyto achieved clinically significant disease eradication in adults with low-grade UTUC. Findings from the final study results include:

•	Complete response (“CR”) rate (primary endpoint) of 58% (41/71) in the intent-to-treat population and in the sub-population of patients who were deemed not capable of surgical removal at diagnosis.

•	At the 12-month assessment of durability, 23 of 41 total patients remained in CR, eight patients experienced recurrence of disease and ten patients were unable to be evaluated.

•	Durability of response was estimated to be 81.8% at 12 months by Kaplan-Meier analysis. The median duration of response (“DOR”) was not reached.

•

The most commonly reported adverse events (≥ 20%) were ureteric obstruction, flank pain, urinary tract infection, hematuria, abdominal pain, fatigue, renal dysfunction, nausea, dysuria and vomiting. Most adverse events were mild to moderate and manageable. No treatment-related deaths occurred.

In February 2025, we presented additional new data from the long-term follow-up study to UroGen’s Phase 3 Olympus trial. Among patients from the trial who achieved a CR after primary chemoablation with Jelmyto (n=41, 20 of whom entered the long-term follow-up study), the median DOR was 47.8 months (median follow-up 28.1 months [95% CI 13.1, 57.5]). The study results were published in the March 2025 issue of The Journal of Urology.

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by regional business director positions, who are in turn supported by regional operations manager positions. Each region is additionally supported by clinical nurse educators to provide education and training around instillation, as well as field reimbursement managers to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto service line. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 100 colleagues.

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

Zusduri

On June 12, 2025, the FDA approved our NDA for Zusduri (mitomycin) for intravesical solution, formerly known as UGN-102, for the treatment of adults with recurrent low-grade intermediate risk NMIBC. Zusduri, which consists of mitomycin and sterile hydrogel, using our proprietary sustained release RTGel technology, is delivered directly into the bladder in an out-patient procedure by a trained healthcare professional using a urinary catheter to enable the treatment of tumors by non-surgical means.

We estimate that the annual treatable population of low-grade intermediate risk NMIBC in the United States is approximately 82,000, of which approximately 23,000 are estimated to be newly diagnosed and 59,000 are estimated to be recurrent patients. Zusduri is administered locally using the standard practice of intravesical instillation directly into the bladder via a catheter. The instillation into the bladder is expected to take place in a physician’s office as a non-operative outpatient treatment, in comparison with TURBT or similar surgical procedures, which are operations often conducted under general anesthesia and may require an overnight stay. Complete surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by reducing the need for surgery, patients may avoid potential complications associated with surgery and anesthesia. We estimate that approximately 68% of low-grade intermediate risk NMIBC patients have two or more recurrences, with approximately 23% having five or more recurrences. Repeated TURBT procedures to treat these recurrences can impact patients’ physical health and quality of life. We estimate that around 35% of patients will experience an adverse event within 90 days of undergoing a TURBT, and patients who have had two to four procedures have an estimated 14% greater risk of death than patients who have only had one procedure.

On July 27, 2023, we announced topline data from our Phase 3 trials, ATLAS and ENVISION. In the ATLAS trial, Zusduri with or without TURBT met its primary endpoint of disease-free survival, reducing risk of recurrence, progression, or death by 55% compared to TURBT alone. Results of the ATLAS trial also showed a 64.8% CR rate at three months for patients who only received Zusduri, compared to a 63.6% CR rate at three months for patients who only received a TURBT. The ENVISION trial met its primary endpoint by demonstrating that patients treated with Zusduri had a 79.6% rate of CR at three-months following the initial instillation. In both trials, the safety profile of Zusduri was acceptable, and comparable to that observed in previous clinical trials of Zusduri.

In June 2024, we announced secondary endpoint DOR data from the Phase 3 ENVISION trial investigating Zusduri for intravesical solution in patients with recurrent low-grade intermediate risk NMIBC. In the ENVISION trial, the 12-month DOR data by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri was 82.3% (95% CI, 75.9%, 87.1%). The ENVISION trial met its primary endpoint with patients having a 79.6% (73.9%, 84.5%) CR rate at three months after the first instillation of Zusduri. Among the patients in the ENVISION trial who achieved a CR at three months, 76.4% (69.8%, 82.3%) maintained a CR at 12 months. Among all 240 patients enrolled in the ENVISION trial, 60.8% (54.3%, 67.0%) were in CR at 12 months. In the ENVISION trial, DOR Kaplan-Meier estimates at 15 (n=43) and 18 (n=9) months were both 80.9% (95% CI, 73.9%, 86.2%) with a median follow-up time of 13.8 months after the three-month CR. The ENVISION trial demonstrated a similar safety profile to that observed in the OPTIMA II and ATLAS trials, with treatment-emergent adverse events typically mild-to-moderate in severity. The ENVISION trial data was published online in The Journal of Urology in October 2024 and was included in the February 2025 print edition.

In March 2025, we announced updated 18-month DOR data from the Phase 3 ENVISION trial. The 18-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri remained consistent with the 12-month DOR data: 80.6% (95% CI, 74.0%, 85.7%) at 18-months (n=101) compared to 82.5% (76.1%, 87.3%) at 12-months (n=146). Median follow-up time was 18.7 months after the three-month CR.

In August 2025, we announced 24-month DOR data from the Phase 3 ENVISION trial. The 24-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri was 72.2% (95% CI, 64.1%, 78.8%). Median follow-up time was 23.7 months after the three-month CR. The median DOR has not been reached.

Additionally, in July 2025 we announced outcomes from the five-year long-term extension study of the single-arm, Phase 2b OPTIMA II study. Among the 41 patients who achieved CR at three months post-treatment with Zusduri in the OPTIMA II trial, 25 remained in CR at 12 months and 17 entered the long-term follow-up study. For the 41 patients achieving CR at three months, the median Kaplan-Meier estimate of DOR was 24.2 months (95% CI 9.7, 42.1) with a median follow-up of 35.8 months. For the 17 patients in the long-term follow-up study, the median DOR was 42.1 months by Kaplan-Meier estimate (95% CI: 24.2, NE), with a median follow-up of 50.4 months. Results of the long-term extension study were published online in the Journal of Clinical Genitourinary Cancer in July 2025.

We also completed a Phase 3b study with the objective of demonstrating whether Zusduri can be administered at home by a qualified home health professional, avoiding the need for repeated visits to a healthcare setting for instillation. Eight patients with low-grade, intermediate-risk NMIBC were enrolled, of whom six (75.0%) completed all six instillations. Preliminary results were reported through a press release in February 2023, finding that Zusduri was suitable to administer at home by a home health professional under the supervision of a treating physician and resulted in 75% of patients achieving a CR, defined as no detectable disease three months after starting treatment. Home instillation was reported as feasible for home health professionals, and three of four investigators considered at-home treatment “not different” than in-office treatment. Results of the Phase 3b study were published online in the Reviews in Urology-LUGPA Journal in June 2025.

The FDA approval of Zusduri on June 12, 2025 was based on the results from the FDA Analysis Population (n=223) from the Phase 3 ENVISION trial demonstrating 78% of patients achieved CR at 3 months, and 79% of those responders maintained CR at 12 months after the three-month visit (using the observed rate). The most common (≥ 10%) adverse reactions, including laboratory abnormalities, which occurred in patients were increased creatinine, increased potassium, dysuria, decreased hemoglobin, increased aspartate aminotransferase, increased alanine aminotransferase, increased eosinophils, decreased lymphocytes, urinary tract infection, decreased neutrophils, and hematuria. Serious adverse reactions occurred in 12% of patients who received Zusduri, including, urinary retention (0.8%) and urethral stenosis (0.4%).

As a post-marketing commitment, we have agreed with the FDA to complete the ongoing ENVISION trial to further characterize the clinical benefit of Zusduri for the treatment of patients with recurrent low-grade intermediate risk NMIBC. In addition, we committed to providing the FDA annual updates on DOR for all patients with ongoing CRs. The annual updates will continue until all ongoing patients experience a recurrence of low-grade intermediate risk NMIBC; progression; death; loss to follow-up; or reach 63 months after the first instillation as planned in the protocol, whichever occurs first.

We initiated promotion of Zusduri in the United States in late June 2025 with product available by July 1, 2025.

UGN-103 (mitomycin) for intravesical solution and UGN-104 (mitomycin) for pyelocalyceal solution

In January 2024, we entered into a licensing and supply agreement with medac Gesellschaft für klinische Spezialpräparate m.b.H. (“medac”) to develop UGN-103 and UGN-104, which are intended to be next-generation investigational formulations of Zusduri and Jelmyto, respectively, that combine medac’s proprietary 80 mg mitomycin formulation with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience.

In April 2024, we announced that the FDA accepted our Investigational New Drug Application (“IND”) for UGN-103 and we initiated our Phase 3 UTOPIA trial, a single-arm, multicenter study that will evaluate the efficacy and safety of UGN-103 in recurrent low-grade intermediate risk NMIBC. In October 2024, we announced the first patient dosed in the UTOPIA trial, and in July 2025, we announced the completion of patient enrollment with 99 patients enrolled across multiple centers globally. Patients in the UTOPIA trial will receive 75 mg of mitomycin via intravesical instillation once a week for six weeks. Efficacy will be assessed by the CR rate at the three-month visit. Patients who have a CR at the three-month visit, defined as having no detectable disease in the bladder, will enter the follow-up period of the study. Patients will remain on study until disease recurrence, disease progression, death, or the last patient completes 12 months of follow-up (i.e., 15 months after the first instillation), whichever occurs first. We expect topline CR data by the end of 2025. If the trial is successful, an NDA submission is projected for 2026, followed by a standard review period and potential FDA approval and, if approved, the commercial launch in 2027.

In February 2025, the FDA accepted our IND for UGN-104, and we initiated a Phase 3 trial of UGN-104 in low-grade UTUC in June 2025.

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

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilizes a Master Protocol that we believe is a more efficient and streamlined approach to development. It will provide more flexibility to add study arms as the trial progresses and is expected to increase efficiency and potentially reduce costs. We expect the Master Protocol will allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which is expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and enrollment in the study is complete. Safety and dosing data from the first arm evaluating UGN-301 as monotherapy was presented in late 2024. The treatments demonstrated an acceptable safety profile and were generally well tolerated across dose levels. Responses were observed in both monotherapy and combination therapy arms, and patient follow-up is ongoing to further assess the durability of these responses. We expect to report updated data in 2025.

UGN-501

In February 2025, we acquired ICVB-1042 (now known as UGN-501), a next-generation investigational oncolytic virus engineered to selectively target and destroy cancer cells while simultaneously activating a robust anti-tumor immune response. We are currently conducting IND-enabling studies and plan to initiate a Phase 1 clinical study of UGN-501 as a locally administered agent in patients with recurrent NMIBC in 2026.

Research and Development and License Agreements

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus, pursuant to which Agenus granted us an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is an intravesical formulation of zalifrelimab administered using RTGel technology that is in Phase 1 clinical development for high-grade NMIBC.

For additional information regarding our research and development and license agreements, see Note 13 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Components of Operating Results

Revenue

During the three and six months ended June 30, 2025 we recognized $24.2 million and $44.5 million of revenue, respectively, from sales of our product, Jelmyto.

Cost of Revenue

Cost of revenue consists primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto, including inventory write-downs. In periods prior to receiving FDA approval for Jelmyto, we recognized inventory and related costs associated with the manufacture of Jelmyto as research and development expense.

Research and Development Expenses

Research and development expenses, net consists primarily of:

•	salaries and related costs, including share-based compensation expense, for our personnel in research and development functions;

•	expense incurred under agreements with third parties, including clinical research organizations (“CROs”), subcontractors, suppliers and consultants, nonclinical studies and clinical trials;

•	expense incurred to acquire, develop and manufacture nonclinical study and clinical trial materials;

•	expense incurred to purchase active pharmaceutical ingredients (“APIs”) in support of R&D activities and other related manufacturing costs; and

•	facility and equipment costs, including depreciation expense, maintenance and allocated direct and indirect overhead costs.

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

The following table provides a breakout of expenses by major cost type:

	Six Months Ended June 30,
(in thousands)	2025	2024
Personnel, facility and equipment, and other overhead costs	$9,731	$8,296
Clinical and other development costs	29,054	22,600
Total	$38,785	$30,896

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

•

costs of raw materials, product candidates, and other supplies used in the development of our product candidates, which can be negatively impacted by tariffs, trade barriers, and regulatory requirements;

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

Selling and Marketing Expenses

To date, selling and marketing expenses consist primarily of commercial personnel costs (including share-based compensation) along with commercialization activities related to Jelmyto and Zusduri.

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

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation is comprised of financing expenses related to the transaction with RTW Investments ("RTW") (see Note 9 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report).

Interest Expense

Interest expense is comprised of interest related to our long-term debt with Pharmakon Advisors, L.P. ("Pharmakon") (see Note 10 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report).

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenue and expense incurred during the reported periods. In accordance with U.S. generally accepted accounting principles, we base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ from these estimates under different assumptions or conditions. We discussed the critical accounting policies used in the preparation of our financial statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report as well as in the Note 3 to the condensed consolidated financial statements included in this Quarterly Report.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Revenue	$24,215	$21,848	$2,367
Cost of revenue	3,550	2,229	1,321
Gross profit	20,665	19,619	1,046
Operating expenses:
Research and development	18,914	15,402	3,512
Selling and marketing	27,859	18,872	8,987
General and administrative	15,340	11,184	4,156
Total operating expenses	62,113	45,458	16,655
Operating loss	(41,448)	(25,839)	(15,609)
Financing on prepaid forward obligation	(4,644)	(5,773)	1,129
Interest expense on long-term debt	(4,132)	(3,461)	(671)
Interest and other income, net	1,299	1,708	(409)
Loss before income taxes	(48,925)	(33,365)	(15,560)
Income tax expense	(1,015)	(38)	(977)
Net loss	$(49,940)	$(33,403)	$(16,537)

Revenue

Revenue was $24.2 million and $21.8 million for the three months ended June 30, 2025 and 2024, respectively. The increase in revenue of $2.4 million primarily reflects the increased volume of sales of Jelmyto and price favorability.

Cost of Revenue

Cost of revenue was $3.6 million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively. The increase in cost of revenue of $1.4 million is primarily attributable to the increased volume of sales of Jelmyto as well as increased costs related to a higher unit cost of Jelmyto and an inventory write-off.

Research and Development Expenses

Research and development expenses were $18.9 million and $15.4 million for the three months ended June 30, 2025 and 2024, respectively. The increase in research and development expenses of $3.5 million is primarily attributable to higher manufacturing costs for Zusduri, which are recognized as research and development expenses prior to our product candidates receiving FDA approval and costs associated with the Phase 3 UTOPIA trial for UGN-103, partially offset by lower clinical trial costs and regulatory expenses in connection with Zusduri.

Selling and Marketing Expenses

Selling and marketing expenses were $27.9 million and $18.9 million for the three months ended June 30, 2025 and 2024, respectively. The increase in selling and marketing expenses of $9.0 million is primarily attributable to Zusduri commercial preparation activities as well as an increase in overall commercial operation costs including the expansion of the sales force, compensation, advisory, meetings, conferences, trainings and software costs.

General and Administrative Expenses

General and administrative expenses were $15.3 million and $11.2 million for the three months ended June 30, 2025 and 2024, respectively. The increase in general and administrative expenses of $4.1 million is primarily attributable to higher compensation expenses, expenses related to pre-commercialization readiness support related to Zusduri, general third-party advisory services, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $4.6 million and $5.8 million for the three months ended June 30, 2025 and 2024, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $1.2 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $4.1 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively. The increase in interest expense was primarily attributable to the interest expense on the $25.0 million third tranche under the Pharmakon loan that was funded in September 2024.

Interest and Other Income, Net

Interest and other income, net was $1.3 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively. The decrease in interest and other income, net was primarily due to lower cash and investment balances.

Comparison of the six months ended June 30, 2025 and 2024

The following table sets forth our results of operations for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Revenue	$44,469	$40,629	$3,840
Cost of revenue	5,880	3,957	1,923
Gross profit	38,589	36,672	1,917
Operating expenses:
Research and development	38,785	30,896	7,889
Selling and marketing	49,981	35,972	14,009
General and administrative	28,185	21,383	6,802
Total operating expenses	116,951	88,251	28,700
Operating loss	(78,362)	(51,579)	(26,783)
Financing on prepaid forward obligation	(9,227)	(11,433)	2,206
Interest expense on long-term debt	(8,200)	(5,908)	(2,292)
Interest and other income, net	3,413	3,323	90
Loss before income taxes	(92,376)	(65,597)	(26,779)
Income tax expense	(1,407)	(92)	(1,315)
Net loss	$(93,783)	$(65,689)	$(28,094)

Revenue

Revenue was $44.5 million and $40.6 million for the six months ended June 30, 2025 and 2024, respectively. The increase in revenue of $3.9 million primarily reflects the increased volume of sales of Jelmyto.

Cost of Revenue

Cost of revenue was $5.9 million and $4.0 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cost of revenue of $1.9 million is primarily attributable to the increased volume of sales of Jelmyto as well as increased costs related to a higher unit cost of Jelmyto and an inventory write-off.

Research and Development Expenses

Research and development expenses were $38.8 million and $30.9 million for the six months ended June 30, 2025 and 2024, respectively. The increase in research and development expenses of $7.9 million is primarily attributable to higher manufacturing costs for Zusduri, which are recognized as research and development expenses prior to our product candidates receiving FDA approval, costs associated with the Phase 3 UTOPIA trial for UGN-103 and the acquisition of certain assets of IconOVir, partially offset by lower clinical trial costs and regulatory expenses in connection with Zusduri.

Selling and Marketing Expenses

Selling and marketing expenses were $50.0 million and $36.0 million for the six months ended June 30, 2025 and 2024, respectively. The increase in selling and marketing expenses of $14.0 million is primarily attributable to Zusduri commercial preparation activities as well as an increase in overall commercial operation costs including the expansion of the sales force, compensation, advisory, meetings, conferences, trainings and software costs.

General and Administrative Expenses

General and administrative expenses were $28.2 million and $21.4 million for the six months ended June 30, 2025 and 2024, respectively. The increase in general and administrative expenses of $6.8 million is primarily attributable to higher compensation expenses, expenses related to pre-commercialization readiness support related to Zusduri, general third-party advisory services, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $9.2 million and $11.4 million for the six months ended June 30, 2025 and 2024, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $2.2 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $8.2 million and $5.9 million for the six months ended June 30, 2025 and 2024, respectively. The increase in interest expense was primarily attributed to the interest expense on the $25.0 million third tranche under the Pharmakon loan that was funded in September 2024.

Interest and Other Income, Net

Interest and other income, net was $3.4 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively. The increase in interest and other income, net was primarily attributable to higher average balances in interest-bearing accounts over the period.

Liquidity and Capital Resources

As of June 30, 2025, we had $161.6 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through June 30, 2025, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon, and Jelmyto product sales.

ATM Sales Agreement

In December 2019, we entered into a sales agreement (the "ATM Sales Agreement") with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million.

In the first quarter of 2024, we sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to us after deducting sales commissions to TD Cowen were approximately $54.7 million. We did not sell any ordinary shares under the ATM Sales Agreement in the six months ended June 30, 2025. The remaining capacity under the ATM Sales Agreement was approximately $27.3 million as of June 30, 2025. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022, or a subsequent shelf registration statement.

Prepaid Forward Agreement

In March 2021, we entered into a prepaid forward agreement with RTW (the “RTW Transaction”), pursuant to which RTW agreed to provide us with an upfront cash payment of $75.0 million to support the launch of Jelmyto and the development of Zusduri, and we agreed to provide RTW with tiered future payments based on global annual net product sales of Jelmyto and Zusduri, and, subject to FDA approval, UGN-103 and UGN-104. In May 2021, following the receipt of necessary regulatory approvals, we received the $75.0 million prepaid forward payment ($72.4 million net of transaction costs) from RTW.

Pharmakon Loan Agreement

On March 7, 2022, we entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On June 29, 2023, the loan agreement with Pharmakon was amended to replace the benchmark governing the interest rate with a rate based on the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York. Effective July 2023, the loan accrued interest using a benchmark rate of three-month SOFR plus 8.25% plus an additional adjustment of 0.26161%.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and may be drawn at our option no later than August 29, 2025, subject to the satisfaction of customary bringdown conditions and deliverables. We do not intend to draw down the fourth tranche of $75.0 million.

Under the amended and restated loan agreement, all outstanding loans with Pharmakon accrue interest using a benchmark rate of three-month SOFR plus 7.25% plus an additional adjustment of 0.26161%.

Securities Purchase Agreement

On July 26, 2023, we entered into a Securities Purchase Agreement with certain institutional and other accredited investors (the “Purchasers”), pursuant to which we agreed to sell and issue to the Purchasers 12,579,156 ordinary shares of the Company (“Shares”) (or in lieu of Shares, pre-funded warrants to purchase ordinary shares of the Company) at a purchase price of $9.54 per Share (or $9.539 for each ordinary share underlying a pre-funded warrant), in a private placement transaction that closed on July 28, 2023 and August 9, 2023 for aggregate gross proceeds of $120.0 million, before deducting fees to placement agents and financial advisors and before other expenses. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, and became exercisable upon original issuance and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. The aggregate fee paid by us to placement agents and financial advisors was $3.6 million, plus the reimbursement of certain expenses.

Underwritten Public Offering

On June 17, 2024, we entered into an underwriting agreement with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the "Underwriters"), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on June 20, 2024. The gross proceeds from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and offering expenses of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On July 18, 2024, we completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds of $16.1 million before deducting underwriting discounts and commissions and offering expenses of $1.0 million.

We have incurred losses since our inception and negative cash flows from our operations, and as of June 30, 2025, we had an accumulated deficit of $900.0 million. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy, including the commercial launch of Zusduri, the continued commercialization of Jelmyto, and engaging in further research and development activities. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to produce cash inflows from Jelmyto and Zusduri product sales, the rate of physician and patient adoption of Zusduri and our ability to raise additional capital to fund our operations in the future. Based on our cash and cash equivalents and marketable securities as of June 30, 2025, together with management’s cash flow projections, we believe we have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report. If we are unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, we may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate sufficient product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Funding and Material Cash Requirements

Our present and future funding and material cash requirements will depend on many factors, including, among other things:

●	the progress, timing and completion of clinical trials for UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501;

●	nonclinical studies and clinical trials for any of our product candidates;

●

the costs related to obtaining regulatory approval for UGN-103, UGN-104, UGN-201, UGN-301, UGN-501 and any other product candidates, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to any of our product candidates;

●

selling, marketing and patent-related activities undertaken in connection with the commercialization of Jelmyto, Zusduri and any of our product candidates, if approved, and costs involved in the continued development of an effective sales and marketing organization;

●

the costs involved in filing and prosecuting patent applications and obtaining, maintaining and enforcing patents or defending against claims or infringements raised by third parties, and license royalties or other amounts we may be required to pay to obtain rights to third-party intellectual property rights;

●	potential new product candidates we identify and attempt to develop;

●

revenues we may derive either directly or in the form of royalty payments from future sales of Jelmyto, Zusduri, and, if approved, UGN-103, UGN-104, UGN-201, UGN-301, UGN-501, RTGel reverse thermal hydrogel technology and any other product candidates; and

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

Contractual Obligations and Commitments

In April 2016, we signed an addendum to our November 2014 lease agreement for our executive offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, we utilized the agreement extension option and extended the rent period for an additional three years until August 2022. In July 2022, we signed a lease extension agreement extending the term of the lease through September 2025 and in June 2025 the Company exercised its renewal option to extend the lease through September 2028.

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

The total obligation for future minimum lease payments under our operating and finance leases are $1.4 million and $4.8 million, respectively, as of June 30, 2025. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

On March 7, 2022, we entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and may be drawn at our option no later than August 29, 2025, subject to customary bringdown conditions and deliverables. We do not intend to drawn down the fourth tranche.

All outstanding loans with Pharmakon accrue interest using a benchmark rate of three-month SOFR plus 7.25% plus an additional adjustment of 0.26161%. Per the terms of the amended and restated loan agreement, we received a one-year extension on the repayment period for all outstanding loans following the FDA's approval of the NDA for Zusduri. All outstanding principal will be required to be repaid in four equal quarterly installments commencing in the second quarter of 2027. All outstanding loans with Pharmakon can be prepaid in whole at our discretion, at any time, subject to prepayment premiums and make-whole amounts.

The obligations of UroGen Pharma, Inc., as the borrower under the loan agreement are guaranteed on a full and unconditional basis by UroGen Pharma Ltd. and the other guarantor parties thereto and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(81,849)	$(55,483)
Investing activities	2,443	25,516
Financing activities	330	154,942
Net change in cash and cash equivalents	$(79,076)	$124,975

Operating Activities

Net cash used in operating activities was $81.8 million during the six months ended June 30, 2025, compared to $55.5 million during the six months ended June 30, 2024. The $26.3 million increase was attributable primarily to higher net loss driven by increased operating expenses such as commercial preparation costs related to Zusduri, as well as timing of certain payments and accruals.

Investing Activities

Net cash provided by investing activities was $2.4 million during the six months ended June 30, 2025, compared to net cash provided by investing activities of $25.5 million during the six months ended June 30, 2024. The decrease of $23.1 million is attributable primarily to additional investments in marketable securities in 2025 as compared to 2024.

Financing Activities

Net cash provided by financing activities was $0.3 million during the six months ended June 30, 2025, compared to $154.9 million during the six months ended June 30, 2024. The decrease of $154.6 million is attributable primarily to proceeds from the issuance of ordinary shares under the ATM Sales Agreement in the first quarter of 2024 and the underwritten public offering in the second quarter of 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of June 30, 2025, we had $161.6 million in cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on June 30, 2025, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2025 or 2024.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2024 by a total of 1.2%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the six months ended June 30, 2025, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings.

On April 2, 2024, UroGen Pharma Ltd. filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing market entry of a generic product from Teva prior to the expiry of such patents. The Company stipulated to the dismissal of Teva Pharmaceutical Industries, Ltd. without prejudice and the action continues against the other two Teva entities. On May 19, 2025, the Company filed an amended complaint in this action, adding U.S. Patent Number 12,268,745 to this patent-infringement litigation. These patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for Jelmyto. The lawsuit follows an Abbreviated New Drug Application filed by Teva Pharmaceuticals, Inc., which seeks authorization from the FDA to manufacture, use or sell a generic version of mitomycin for pyelocalyceal solution, 40 mg/vial in the United States before the expiry of the patents referenced above. By order dated February 27, 2025, the court approved the parties’ joint stipulation to remove the Markman hearing and any related claim-construction proceedings from the court’s calendar. This matter is scheduled for a bench trial in October 2026.

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

•	We may require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

•	We are highly dependent on the successful commercialization of our approved products, Jelmyto and Zusduri.

•

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto, Zusduri and any of our product candidates that receive regulatory approval.

•

The market opportunities for Jelmyto, Zusduri and our product candidates may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.

•

Jelmyto, Zusduri and any of our product candidates that receive regulatory approval may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.

•

Jelmyto, Zusduri and our product candidates, if approved, will face significant competition with competing technologies and our failure to compete effectively may prevent us from achieving significant market penetration.

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and trials may not be predictive of future trial results, and our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates.

•

We have entered into collaboration and licensing agreements and in the future may enter into collaboration and licensing arrangements with other third parties for the development and commercialization of our products and product candidates. If our collaboration and licensing arrangements are not successful, we may not be able to capitalize on the market potential of these products and product candidates.

•

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto and Zusduri for commercial use, and to produce UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-103, UGN-104, and UGN-201, if approved; as well as UGN-301 and UGN-501, if approved as monotherapies; or for any approved products that include UGN-301 or UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, Zusduri, UGN-103, UGN-104, UGN-201, UGN-301 or UGN-501, or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

•	International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

•	If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any of our products and product candidates, if approved.

•

If we fail to attract and keep senior management and key personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize any of the products we develop.

•

We have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur losses and negative cash flows as we execute on our strategy and may not generate positive or sufficient cash flows from operations in the future, which may have an adverse impact on our working capital, total assets, stockholders’ equity and our ability to service our indebtedness and commitments.

•	Our indebtedness resulting from our loan agreement with Pharmakon could adversely affect our financial condition or restrict our future operations.

•

If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to Jelmyto, Zusduri, and our product candidates and technologies are not adequate, we may not be able to compete effectively, and we otherwise may be harmed.

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

•	We expect current and future legislation affecting the healthcare industry, including healthcare reform, to impact our business generally and to increase limitations on reimbursement, rebates and other payments, which could adversely affect third-party coverage of our products, our operations, and/or how much or under what circumstances healthcare providers will prescribe or administer our products and product candidates, if approved.

•

Jelmyto, Zusduri and any of our product candidates that receive regulatory approval will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses, limit or withdraw regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.

•

It may be difficult for us to profitably sell our products and product candidates that receive regulatory approval if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.

•	Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report, before deciding whether to purchase, hold or sell our ordinary shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report and this Quarterly Report, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 1A, “Risk Factors.” We have marked with an asterisk (*) those risk factors that did not appear as risk factors in, or contain changes to, the similarly titled risk factors included in, Item 1A of our Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our ordinary shares would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur losses and negative cash flows as we execute on our strategy and may not generate positive or sufficient cash flows from operations in the future, which may have an adverse impact on our working capital, total assets, stockholders’ equity and our ability to service our indebtedness and commitments.*

We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $126.9 million and $102.2 million for the years ended December 31, 2024 and 2023, respectively. As of June 30, 2025, we had an accumulated deficit of $900.0 million. We expect to continue to incur losses and negative cash flows as we execute our strategy, including the commercial launch of Zusduri, the continued commercialization of Jelmyto, and engaging in further product development activities. Our ability to ultimately achieve and sustain recurring revenues and profitability is dependent upon our ability to successfully commercialize our products and complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our product candidates, if approved.

We believe that we will continue to expend substantial resources in the foreseeable future for the clinical development of our current product candidates or any additional product candidates and indications that we may choose to pursue in the future as well as for the commercialization of Zusduri as we expand our commercial operations. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, and payments for third-party manufacturing and supply, as well as sales and marketing of any of our product candidates that are approved for sale by regulatory agencies. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our clinical-stage and nonclinical drug candidates and any other drug candidates that we may develop in the future. Other unanticipated costs may also arise.

If we are not able to generate sufficient cash flows from Jelmyto and Zusduri product sales to fund our operations, it may have an adverse impact on our working capital, total assets, stockholders’ equity and our ability to service our indebtedness.

Our future capital requirements depend on many factors, including:

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approvals for our product candidates;

•	changes in regulatory requirements during the development phase that can delay or force us to stop our activities related to any of our product candidates;

•	the cost of commercialization activities for Jelmyto, Zusduri and any other products approved for sale, including marketing, sales and distribution costs;

•	our degree of success in commercializing Jelmyto and Zusduri;

•	the cost of third-party manufacturing of our products candidates and any approved products;

•	the number and characteristics of any other product candidates we develop or acquire;

•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements, and the terms and timing of such arrangements;

•	the extent and rate of market acceptance of any approved products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

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

We may require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our commercial products Jelmyto and Zusduri. As of June 30, 2025, we had cash and cash equivalents and marketable securities of $ 161.6 million. To fund our operations, develop our product candidates and commercialize Jelmyto and Zusduri, we have relied primarily on equity and debt financings and, following the launch of Jelmyto in June 2020, revenue generated from sales of Jelmyto.

In December 2019, we entered into the ATM Sales Agreement with Cowen pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. As of June 30, 2025, $27.3 million remain available for sale under the ATM Sales Agreement.

In March 2021, we announced the RTW Transaction with RTW totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of Zusduri. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and Zusduri, and, subject to FDA approval, UGN-103 and UGN-104.

On March 7, 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower (the "Borrower"), and certain direct and indirect subsidiaries of the Company party thereto from time to time, as guarantors ("Guarantors" and, collectively with UroGen Pharma Ltd. and Borrower, "Credit Parties"), entered into a loan agreement with funds managed by Pharmakon, including BPCR Limited Partnership (as a "Lender"), BioPharma Credit Investments V (Master) LP as a Lender, and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make term loans to the Borrower in an aggregate principal amount of up to $100.0 million (the “Initial Term Loans”) to be funded in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and may be drawn at our option no later than August 29, 2025, subject to the satisfaction of customary bringdown conditions and deliverables. We do not intend to draw down the fourth tranche. However, it is possible that circumstances will change that will cause us to reevaluate whether to draw this final tranche.

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

•

delay, limit, reduce or terminate our establishment or expansion of manufacturing, sales and marketing or distribution capabilities or other activities that may be necessary to commercialize Jelmyto, Zusduri or any of our product candidates that obtain marketing approval.

We may also be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could harm our business, financial condition, cash flows and results of operations.

Our indebtedness resulting from our loan agreement with Pharmakon could adversely affect our financial condition or restrict our future operations.*

In March 2022, we entered into a loan agreement with Pharmakon pursuant to which the Lenders funded the Initial Term Loans to the Borrower in an aggregate principal amount of $100.0 million in two tranches. In March 2024, we amended and restated the loan agreement, pursuant to which the Lenders agreed to make additional term loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and may be drawn at our option no later than August 29, 2025, subject to customary bringdown conditions and deliverables. We do not intend to draw down the fourth tranche. However, it is possible that circumstances will change that will cause us to reevaluate whether to draw down this final tranche.

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

Covenants under our Prepaid Forward Contract with RTW restrict our ability to borrow additional capital.*

In March 2021, we entered into the Forward Contract with RTW, pursuant to which we are obligated to make tiered cash payments to RTW, based on the worldwide annual net product sales of Jelmyto, Zusduri and, subject to FDA approval, UGN-103 and UGN-104 (together, the “Products”), subject to an aggregate revenue cap of $300.0 million.

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

Raising additional capital may cause dilution to our shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate sufficient product revenues to support our operations and capital requirements, we expect to supplement our cash needs through equity, convertible debt or debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. Other than the fourth tranche available under the loan agreement with Pharmakon, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM Sales Agreement, your ownership interest in us will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as an ordinary shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring and distributing dividends, and may be secured by all or a portion of our assets.

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

Risks Related to Our Business and Strategy

We are highly dependent on the successful commercialization of our approved products, Jelmyto and Zusduri.*

Jelmyto is our first product, which we commercially launched in the United States in June 2020. Zusduri is our second product, which we began promoting in the United States in late June 2025. We have not commercialized any of our product candidates. We have invested significant efforts and financial resources in the research and development of Jelmyto and Zusduri. We are focusing a significant portion of our activities and resources on Jelmyto and Zusduri, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Jelmyto and Zusduri in the United States.

Successful commercialization of Jelmyto and Zusduri is subject to many risks. We initiated our commercial launch of Jelmyto in June 2020, and prior to that, we had never, as an organization, launched or commercialized any product. There is no guarantee that our commercialization efforts will be successful, or that we will be able to successfully launch and commercialize any other product candidates that receive regulatory approval. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established and expanded our commercial team and have hired our U.S. sales force, we will need to maintain, further train and develop our team in order to be prepared to successfully coordinate the ongoing commercialization of Jelmyto and commercial launch of Zusduri. Even if we are successful in maintaining and further developing our commercial team, there are many factors that could cause the commercialization of Jelmyto and Zusduri to be unsuccessful, including a number of factors that are outside of our control. We must also properly educate physicians and nurses on the skillful preparation and administration of Jelmyto and Zusduri, and develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

Because no drug has previously been approved by the FDA for the treatment of low-grade UTUC, it is especially difficult to estimate Jelmyto’s market potential. Similarly, Zusduri is the first FDA-approved non-surgical treatment for recurrent low-grade intermediate risk NMIBC. The commercial success of Jelmyto and Zusduri depends on the extent to which patients and physicians accept and adopt them as a treatment, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from low-grade UTUC is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to be treated with Jelmyto due to label warnings, adverse events associated with product administration or other reasons, the commercial potential of Jelmyto will be limited. Physicians may not prescribe Jelmyto and Zusduri, and patients may be unwilling to be treated with Jelmyto and Zusduri if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Jelmyto or Zusduri in our post-marketing commitments, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Jelmyto and Zusduri. Thus, significant uncertainty remains regarding their commercial potential.

In addition, our commercialization efforts for Jelmyto and Zusduri could be hindered by pandemics, epidemics or public health emergencies.

If sales of Jelmyto and/or Zusduri do not meet expectations, our share price could decline significantly and the long-term success of the product and our company could be harmed.

Post-approval results for our approved drugs in larger numbers of patients and broader populations may not be consistent with the results from our clinical studies.*

Prior to approval our drugs have been administered only to a limited number of patients and in limited populations in clinical studies. We do not know whether the results when a larger number of patients and a broader population are exposed to Jelmyto and Zusduri, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies that served as the basis for the approval. New data, including from spontaneous adverse event reports and post-marketing studies in the United States, and other ongoing clinical studies to evaluate real world experience and outcomes of patients in the United States may result in changes to the product label and may adversely affect sales, or result in withdrawal of our products from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto, Zusduri and any of our product candidates that receive regulatory approval.*

Our strategy is to build and maintain a fully integrated biotechnology company to successfully execute the commercialization of Jelmyto and Zusduri in the United States. Jelmyto became available in the United States in June 2020 and Zusduri became available in the United States in July 2025. While we have established a commercial management team and have also established a field-based organization comprised of a sales team, reimbursement support team, clinical nurse educators, national account managers and medical science liaisons, we currently have limited experience commercializing pharmaceutical products as an organization. In order to successfully commercialize Jelmyto and Zusduri, we must continue to develop our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully further develop these capabilities. Additionally, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize Jelmyto and Zusduri would be limited, and we would not be able to generate product revenues successfully. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Jelmyto and Zusduri will be harmed.*

Our sales force has only promoted Jelmyto since its launch in June 2020. In addition, Jelmyto is the first drug approved by the FDA for the treatment of low-grade UTUC. Similarly, Zusduri was approved by the FDA in June 2025, and is the first and only FDA-approved medication for adults with recurrent low-grade intermediate risk NMIBC. As a result, we are and will continue to be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing Jelmyto for the treatment of low-grade UTUC, and Zusduri for the treatment of recurrent low-grade intermediate risk NMIBC.

In addition, we must train our sales force to ensure that consistent and appropriate messaging about Jelmyto and Zusduri is being delivered to our customers. We generally manage and deploy our sales force by geographic coverage across the United States. Lack of coverage due to turnover of personnel, and/or inability to identify and integrate additional personnel would have a negative impact on our ability to engage with physicians and other stakeholders. If we are unable to effectively train, deploy and retain our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate customers about the benefits and risks of Jelmyto and Zusduri and their proper administration, our efforts to successfully commercialize Jelmyto and Zusduri could be put in jeopardy, which would negatively impact our ability to generate product revenues.

There can be no assurance that our sales force will continue to have in-person access to physicians as a result of pandemics, epidemics or public health emergencies, or that digital materials and virtual engagement will be effective at growing and sustaining prescription levels of Jelmyto and successfully launching Zusduri. Disruptions in the prescription volumes of Jelmyto and Zusduri could also occur:

•	if patients are physically quarantined or are unable or unwilling to visit healthcare providers;

•	if physicians restrict access to their facilities for a material period of time;

•	if healthcare providers prioritize treatment of acute or communicable illnesses over treatment of low-grade UTUC and/or recurrent low-grade intermediate risk NMIBC;

•	if pharmacies are closed or suffering staff shortages or supply chain disruptions;

•	if patients lose access to employer-sponsored health insurance due to periods of high unemployment; or

•

as a result of general disruptions in the operations of payors, distributors, logistics providers and other third parties that are necessary for Jelmyto or Zusduri to be prescribed, reconstituted, instilled and reimbursed.

The market opportunities for Jelmyto, Zusduri and our product candidates may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.*

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We believe Zusduri may provide an alternative to surgery as the standard of care for certain urothelial cancers. However, the market opportunity for Zusduri may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed. Our other or future product candidates, including UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501 may face similar risks.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who have previously failed prior treatments, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, our pivotal Phase 3 UroGen Olympus clinical trial for Jelmyto was designed to evaluate the use of Jelmyto for the treatment of tumors in the renal pelvis (the funnel-like dilated part of the ureter in the kidney) and was not designed to evaluate the use of Jelmyto for the treatment of tumors in the ureter (the tube that connects the kidneys to the bladder). Even though Jelmyto is approved for the treatment of low-grade UTUC, some physicians have chosen, and physicians may choose in the future, to only use it to treat tumors in the renal pelvis and not tumors in the ureter, which would limit the degree of physician adoption and market acceptance of Jelmyto. Even if we obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including the use of the products as first- or second-line therapy. For example, low-grade UTUC is a rare malignant tumor of the cells lining the urinary tract and there is limited scientific literature or other research on the incidence and prevalence of low-grade UTUC. If our estimates of the incidence and prevalence of low-grade UTUC are incorrect, Jelmyto’s commercial viability may prove to be limited, which may negatively affect our financial results.

Jelmyto, Zusduri and any of our product candidates that receive regulatory approval may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.*

The commercial success of Jelmyto, Zusduri and any product candidates that receive regulatory approval will depend significantly on their broad adoption and use by physicians for approved indications, including, in the case of Jelmyto, for the treatment of low-grade UTUC, and in the case of Zusduri, for the treatment of recurrent low-grade intermediate risk NMIBC, and for other therapeutic indications that we may seek to pursue with any of our product candidates. Physicians treating low-grade UTUC and recurrent low-grade intermediate risk NMIBC have never had to consider treatments other than surgery. The degree and rate of physician and patient adoption of Jelmyto, Zusduri, or any of our product candidates, if approved, will depend on a number of factors, including:

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

•

physicians’ and patients’ willingness to adopt new therapies in lieu of other products or treatments, including willingness to adopt Jelmyto and Zusduri as locally-administered drug replacements to current surgical standards of care;

•	the cost of treatment, safety and efficacy of our products in relation to alternative treatments, including the recurrence rate of our treatments;

•

the extent to which the costs of our products are covered and reimbursed by third-party payors, including the availability of a physician reimbursement code for our treatments, and patients’ willingness to pay for our products;

•

whether treatment with our products, including the treatment of low-grade UTUC with Jelmyto and the treatment of recurrent low-grade intermediate risk NMIBC with Zusduri, will be deemed to be an elective procedure by third- party payors; if so, the cost of treatment would be borne by the patient and would be less likely to be broadly adopted;

•

proper education of physicians or nurses for the skillful administration of our approved products Jelmyto and Zusduri, and development of a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events;

•

the effectiveness of our sales and marketing efforts, especially the success of any targeted marketing efforts directed toward physicians and clinics and any direct-to-consumer marketing efforts we may initiate; and

•	third-party clinical practice guidelines.

If Jelmyto, Zusduri or any of our product candidates, if approved, fail to achieve the broad degree of physician adoption and market acceptance necessary for commercial success, our operating results and financial condition would be adversely affected.

Jelmyto, Zusduri and our product candidates, if approved, will face significant competition with competing technologies and our failure to compete effectively may prevent us from achieving significant market penetration.*

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our potential competitors include large and experienced companies that enjoy significant competitive advantages over us, such as greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition and more experience and expertise in obtaining marketing approvals from the FDA and foreign regulatory authorities. These companies may develop new drugs to treat the indications that we target or seek to have existing drugs approved for use for the treatment of the indications that we target.

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AADi LLC, Aura Biosciences, Inc., Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., enGene Holdings, Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, ImPact Biotech Ltd., Johnson & Johnson, LIPAC Oncology, Merck Sharp & Dohme Corp, Pfizer, Prokarium, Protara Therapeutics, Relmada Therapeutics, Relmada Therapeutics, Roche, Samyang Biopharma, SURGE Therapeutics, Trigone Pharma, Tyra Biosciences, Viralytics Limited and Vyriad. We are aware that Ferring Pharmacuticals began production of Adstiladrin, approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC, in the second half of 2023. We are also aware there are companies among this list conducting clinical trials in various phases in the same indications in which we are developing products. In addition, we received from Teva a Paragraph IV Certification Notice Letter in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. See Part II, Item 1. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto, Jelmyto may be subject to immediate competition from FDA approved generic entrants after orphan drug exclusivity for Jelmyto expires in April 2027.

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

Our ability to market Jelmyto, Zusduri and any of our product candidates that receive marketing approval is and will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.*

Jelmyto is indicated for adult patients with low-grade UTUC and Zusduri is indicated for adult patients with recurrent low-grade intermediate risk NMIBC. We are currently developing UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501 for the treatment of various forms of urothelial cancer. The FDA and other applicable regulatory agencies will restrict our ability to market or advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop and, if approved, promote and commercialize new treatment indications for our products in the future, but we cannot predict when or if we will receive the regulatory approvals required to do so. Failure to receive such approvals will prevent us from promoting or commercializing new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

If we are found to have improperly promoted off-label uses of Jelmyto, Zusduri or any of our product candidates that receive regulatory approval, or if physicians misuse our products, we may become subject to prohibitions on the sale or marketing of our products, significant sanctions, and product liability claims, and our image and reputation within the industry and marketplace could be harmed.*

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and may not be promoted based on overstated efficacy or omission of important safety information. For example, we cannot promote the use of our products Jelmyto or Zusduri in a manner that is inconsistent with the approved labels, but we are permitted to share truthful and non-misleading information that is otherwise consistent with the product’s FDA approved labeling. However, physicians are able, in their independent medical judgment, to use Jelmyto or Zusduri on their patients in an off-label manner, such as for the treatment of other urology indications. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would harm our business. The federal government has levied large administrative, civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

Physicians may also misuse our products or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our products are misused or used with improper technique, we may become subject to costly litigation. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. We currently carry product liability insurance covering our clinical trials with policy limits that we believe are customary for similarly situated companies and adequate to provide us with coverage for foreseeable risks. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. In addition, while we have established product liability insurance relating to our commercialization of Jelmyto and Zusduri, there can be no assurance that we will be able to maintain this insurance on commercially reasonable terms or that this insurance will be sufficient. Furthermore, the use of our products for conditions other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

We are dependent on the success of Jelmyto, Zusduri and our product candidates, including obtaining regulatory approval to market our product candidates in the United States.*

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA and by foreign regulatory authorities. These regulations differ from country to country. To gain approval to market our product candidates, we must provide clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication. Other than Jelmyto and Zusduri, all of our product candidates remain in clinical development and have not yet received regulatory approval from the FDA or any other regulatory agency in the United States or any other country. Our business depends upon obtaining these regulatory approvals and the success of Jelmyto and Zusduri. Only a limited number of drugs have been approved by the FDA as adjuvant treatment for BCG unresponsive NMIBC. The FDA can delay, limit or deny approval of our product candidates for many reasons.

The success of our product candidates is subject to significant risks, including risks associated with successfully completing current and future clinical trials, such as:

•

the FDA’s acceptance of our parameters for regulatory approval relating to our product candidates, including our proposed indications, primary and secondary endpoint assessments and measurements, safety evaluations and regulatory pathways, and proposed labeling and packaging;

•	our ability to successfully complete the FDA requirements related to CMC for our product candidates, and if completed, their sufficiency to support an NDA;

•	the FDA’s timely acceptance of our INDs, for our product candidates and our inability to commence clinical trials in the United States without such IND acceptances;

•	the FDA’s acceptance of the design, size, conduct and implementation of our clinical trials, our trial protocols and the interpretation of data from nonclinical studies or clinical trials;

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

•

if applicable, the recommendation of the FDA’s advisory committee to approve our applications to market our product candidates in the United States, without limiting the approved labeling, specifications, distribution or use of the products, or imposing other restrictions;

•	the FDA’s determination of safety and efficacy of our product candidates;

•	the FDA’s determination that the Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act ("FDCA") regulatory pathway (“505(b)(2)”) is available for our product candidates;

•	the prevalence and severity of adverse events associated with our product candidates;

•	the timely and satisfactory performance by third-party contractors of their obligations in relation to our clinical trials;

•	our success in educating physicians and patients about the benefits, risks, administration and use of our product candidates, if approved;

•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;

•	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;

•	the FDA’s acceptance of the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is sufficient for approval;

•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with cGMP;

•	the FDA’s acceptance of the manufacturing processes or facilities of third-party manufacturers with which we contract;

•	our ability to secure supplies for our product candidates to support clinical trials and commercial use;

•	our ability to manufacture or secure active ingredient, RTGel hydrogel, and finished product from third-party suppliers for product candidates, including UGN-103 and UGN-104, if approved;

•	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to our product candidates;

•	the extent to which the costs of our products, once approved, are covered and reimbursed by third-party payors, including the availability of a physician reimbursement code for our treatments, and patients’ willingness to pay for our products; and

•

our ability to properly train physicians or nurses for the skillful preparation and administration of any of our product candidates that receive approval and our ability to develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient data becomes available and following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. In particular, interim data may reflect small sample sizes, be subject to substantial variability and may not be indicative of either future interim results or final results. Publications based on interim data may differ from FDA approved product labeling. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our ordinary shares. See the description of risks under the heading “Risks Related to Ownership of our Ordinary Shares” for additional disclosures related to the risk of volatility in the price of our ordinary shares.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. Furthermore, we may report interim analyses of only certain endpoints rather than all endpoints. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to commercialize Zusduri or to obtain approval for, and commercialize any product candidate may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

We have not yet submitted NDAs for certain product candidates in our pipeline, and we may be delayed in obtaining, or fail to obtain, such regulatory approvals and to commercialize our product candidates.*

The process of developing, obtaining regulatory approval for and commercializing our product candidates is long, complex, costly and uncertain, and delays or failure can occur at any stage. The research, testing, manufacturing, labeling, marketing, sale and distribution of drugs are subject to extensive and rigorous regulation by the FDA and foreign regulatory agencies, as applicable. These regulations are agency-specific and differ by jurisdiction. We are not permitted to market any product candidate in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory agencies in such countries. To gain approval of an NDA or other equivalent regulatory approval, we must provide the FDA or relevant foreign regulatory authority with nonclinical and clinical data that demonstrates the safety and efficacy of the product for the intended indication.

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

Jelmyto, Zusduri or any of our product candidates may produce undesirable side effects that we may not have detected in our previous nonclinical studies and clinical trials or that are not expected with mitomycin treatment or inconsistent with catheter administration procedures. This could prevent us from gaining marketing approval or market acceptance for these product candidates, or from maintaining such approval and acceptance, and could substantially increase commercialization costs and even force us to cease operations.*

As with most pharmaceutical products, Jelmyto, Zusduri and our product candidates may be associated with side effects or adverse events that can vary in severity and frequency. Side effects or adverse events associated with the use of Jelmyto, Zusduri or any of our product candidates may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. To date, in our nonclinical testing, Compassionate Use Program for Jelmyto, clinical trials and post-marketing experience, we have observed several adverse events and SAEs, including ureteric obstruction, ureteral stenosis, inhibition of urine flow, rash, flank pain, kidney swelling, kidney infection, renal dysfunction, hematuria, fatigue, nausea, abdominal pain, dysuria, vomiting, urinary tract infection, urgency in urination and pain during urination. In addition, we have observed transient perturbation of laboratory measures of renal and hematopoietic function. In our clinical trials for Zusduri, the most common (≥ 10%) adverse reactions, including laboratory abnormalities, that occurred in patients were increased creatinine, increased potassium, dysuria, decreased hemoglobin, increased aspartate aminotransferase, increased alanine aminotransferase, increased eosinophils, decreased lymphocytes, urinary tract infection, decreased neutrophils, and hematuria. Serious adverse reactions occurred in 12% of patients who received Zusduri, including, urinary retention (0.8%) and urethral stenosis (0.4%).

These adverse events are known mitomycin or procedure-related adverse events and many are indicated as potential side effects of mitomycin usage on the mitomycin label. However, we cannot assure you that we will not observe additional drug or procedure-related adverse events or SAEs in the future or that the FDA will not determine them as such. Side effects such as toxicity or other safety issues associated with the use of Jelmyto, Zusduri or our product candidates could require us to perform additional studies or halt development or sale of Jelmyto, Zusduri or our product candidates or expose us to product liability lawsuits, which will harm our business.

Furthermore, as the commercial marketing of Jelmyto and Zusduri will further expand the clinical exposure of the drugs to a wider and more diverse group of patients than those participating in the clinical trials, which may identify undesirable side effects caused by these products that were not previously observed or reported.

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

We may face future developmental and regulatory difficulties related to Jelmyto, Zusduri and any of our product candidates that receive marketing approval. In addition, we are subject to government regulations and we may experience delays in obtaining required regulatory approvals to market our proposed product candidates.*

With respect to our current and future product candidates, even if we complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or applicable foreign regulatory agency may grant approval contingent on the performance of additional costly post-approval clinical trials, risk mitigation requirements and surveillance requirements to monitor the safety or efficacy of the product, which could negatively impact us by reducing revenues or increasing expenses, and cause the approved product to not be commercially viable. Absence of long-term safety data may further limit the approved uses of our products, if any.

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

If we are not successful in developing, receiving regulatory approval for and commercializing our nonclinical and clinical product candidates, our ability to expand our business and achieve our strategic objectives could be impaired.*

We plan to devote a substantial portion of our resources to the commercial launch of Zusduri for the treatment of recurrent low-grade intermediate risk NMIBC. Another key element of our strategy is to discover, develop and commercialize a portfolio of products to serve additional therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and those that we have are geared towards clinical testing and seeking regulatory approval of our existing product candidates. We may also explore strategic collaborations for the development or acquisition of new products, but we may not be successful in entering into such relationships. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

If we fail to develop and successfully commercialize product candidates, our business and future prospects may be harmed, and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidates.

We have entered into collaboration and licensing agreements and in the future may enter into collaboration and licensing arrangements with other third parties for the development and commercialization of our products and product candidates. If our collaboration and licensing arrangements are not successful, we may not be able to capitalize on the market potential of these products and product candidates.*

We may utilize a variety of types of licensing, collaboration, distribution and other marketing arrangements with third parties to develop our product candidates and commercialize our approved products. We are not currently party to any such arrangement that we consider material. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto and Zusduri for commercial use, and to produce UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-103, UGN-104, and UGN-201, if approved, as well as UGN-301 and UGN-501, if approved as monotherapies; or for any approved products that include UGN-301 or UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, Zusduri, UGN-103, UGN-104, UGN-201, UGN-301 or UGN-501, or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third-party subcontractors and suppliers for certain compounds and components necessary to produce Jelmyto and Zusduri for commercial use and UGN-103, UGN-104, UGN-201, UGN-301 and UGN-501 for our nonclinical studies and clinical trials, and expect to rely on third-party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd, as our single-source supplier of mitomycin API for Jelmyto and Zusduri. We currently rely on Cenexi-Laboratories Thissen s.a. for the mitomycin contained in Jelmyto and Zusduri. We depend on Isotopia Molecular Imaging Ltd. as our single contracted suppliers for the hydrogel contained in Jelmyto and Zusduri. We also currently depend on a single source supplier for imiquimod for UGN-201, zalifrelimab for UGN-301 and UGN-501. We have entered into a supply agreement with medac, and pending successful completion of development we will depend on medac as our supplier for the mitomycin contained in UGN-103 and UGN-104. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto and Zusduri for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and Zusduri. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto and Zusduri or any other approved products.

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements for Jelmyto, Zusduri, or any of our product candidates if approved for marketing by the FDA or foreign regulatory authorities. We plan to continue to rely on third parties for the manufacture of mitomycin API, mitomycin for solution, the hydrogel contained in Jelmyto, Zusduri, UGN-103, UGN-104 and UGN-301, imiquimod for UGN-201, zalifrelimab for UGN-301, UGN-501, as well as for the raw materials, compounds and components necessary to produce our product candidates and for nonclinical studies and clinical trials.

Even though we are approved as a commercial supplier of Jelmyto and Zusduri, we have limited experience as a company in the commercial supply of drugs and may never be successful as a commercial supplier of drug products containing mitomycin. In addition, cost-overruns, unexpected delays, equipment failures, logistics breakdowns, labor shortages, natural disasters, power failures, production failures or product recalls, and numerous other factors could prevent us from realizing the intended benefits of our sales strategy and have a material adverse effect on our business. Further, although we commercially supply Jelmyto and Zusduri, further build-out is required for the production of Zusduri and establishing such commercial-scale supply capabilities requires additional investment, is time-consuming and may be subject to delays, including because of shortage of labor, compliance with regulatory requirements or receipt of necessary regulatory approvals. In addition, building out our Zusduri commercial supply capabilities may cost more than we currently anticipate, and delays or problems may adversely impact our ability to provide sufficient quantities of Zusduri to support our commercialization of Zusduri, as well as our financial condition.

While we currently have over 12 months of mitomycin API and/or Jelmyto and Zusduri finished product on hand to continue our commercial and clinical operations as planned, we may face such delays or costs in future years. Although we believe we have sufficient quantities of bulk mitomycin API for planned manufacturing operations through 2025, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from pandemics, epidemics or public health emergencies or other disruptions caused by the outbreak of war, terrorist attacks or other acts of hostility, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto and Zusduri for commercial sales and our product candidates for our clinical trials and research and development operations.

In addition, before we can begin to commercially manufacture any product candidates that receive regulatory approval in the future other than Jelmyto and Zusduri, whether in a third-party facility or in our own facility, once established, we must obtain regulatory approval from the FDA for our manufacturing process and facility in order to sell such products in the United States. A manufacturing authorization would also have to be obtained from the appropriate European Union regulatory authorities in order to sell such products in the European Union. In order to obtain approval, we will need to ensure that all of the processes, methods and equipment of such manufacturing facilities are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any vendors, contract laboratories or suppliers are found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.

Our continuing reliance on third-party subcontractors and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third-party subcontractors and suppliers may not be able to comply with cGMP or quality system regulation ("QSR") or similar regulatory requirements outside the United States. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay our clinical trials or the manufacture and commercial sale of our in-line or product candidates, if approved.

Our failure or the failure of our third-party subcontractors and suppliers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Jelmyto, Zusduri or any of our product candidates. Any failure or refusal to supply or any interruption in supply of the components for Jelmyto, Zusduri or any of our product candidates could delay, prevent or impair our clinical development or commercialization efforts.

We currently use single source suppliers relative to production of the RTGel products, the ureteral catheter and injector which are required to be used in the delivery ofJelmyto and the ureteral catheter used in the delivery of Zusduri. We are assessing second source suppliers regarding certain components of Jelmyto and Zusduri and are advancing these conversations as a means to ensure both a second source and potential future reductions in cost of revenues. However, there can be no assurance that we will be able to secure any second-source suppliers for these key components on a timely basis, on favorable terms, or at all.

We rely on third-party transportation to deliver materials to our facilities and ship products to our customers. Transport operators are exposed to various risks, such as extreme weather conditions, natural disasters, outbreaks of war, terrorist attacks or other acts of hostility, work stoppages, personnel shortages, and operating hazards, as well as interstate and international transportation requirements. In addition, transport operators were affected by the impact of COVID-19 and the related shipping crisis and backlog, which led to increased shipping costs and supply chain disruptions, and any future pandemics, epidemics or public health emergencies may cause similar disruptions that may impact our operations in the future.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, and our business depends on a global supply chain for the development, manufacture, and shipment of Jelmyto and Zusduri, and for the advancement of the development of our preclinical and clinical product candidates. There is inherent risk, based on the complex relationships among the U.S. and the foreign countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

We do not own or operate manufacturing facilities for the production of Jelmyto, Zusduri or our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active pharmaceutical ingredients and finished product for Jelmyto, Zusduri and our nonclinical research and clinical trials, including manufacturers located in Israel, Czech Republic and Belgium. Tariff policies, particularly those affecting the raw materials we use and pharmaceutical products, could materially increase our costs. Recent and potential future changes in international trade policies, particularly regarding pharmaceutical-specific tariffs, present significant risks to our operations and financial performance.

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

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. Pricing for Jelmyto and Zusduri is established through contracts with third-party payors and reimbursement methodologies established by government programs, such as Medicare Part B. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced or proposed tariffs. As a result, cost increases due to tariffs may be difficult or impossible to pass through to customers.

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

Failure to obtain marketing approval in international jurisdictions would prevent our approved products, Jelmyto and Zusduri, and our product candidates from being marketed abroad.*

In order to market and sell our products in the European Union and other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. Regulatory approval processes outside the United States generally include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be commercialized in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing approvals and may not receive the necessary approvals to commercialize our product candidates in any particular market. Even though Jelmyto is approved for marketing in Israel, there can be no assurance that it will achieve the broad degree of physician adoption and use, reimbursement and market acceptance necessary for commercial success.

We rely on third parties and consultants to assist us in conducting our clinical trials for our product candidates. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.*

We do not have the ability to independently conduct many of our nonclinical studies or our clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. Third parties play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. Due to the limited drug development for non-muscle invasive urothelial cancers over the past 15 years, neither we nor any third-party clinical investigators, CROs and/or consultants are likely to have extensive experience conducting clinical trials for the indications we are targeting. If our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize any of our product candidates.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of June 30, 2025, we had 253 employees, of whom 42 are based in Israel and 211 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our products and product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

•	manage our clinical trials effectively;

•	identify, recruit, retain, incentivize and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

As we continue to grow as an organization, including by expanding our development efforts and building out and developing our commercial capabilities to support our commercialization of Jelmyto and Zusduri, we will evaluate, and may implement, changes to our organization that may be appropriate in order to properly manage and direct our growth and transformation into a commercial-stage company. For example, in connection with the commercial launch of Zusduri, we expanded our sales team. Due to our limited financial resources and our limited experience in managing a larger company, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage expansion or other significant changes to our organization could delay the execution of our development, commercialization and strategic objectives or disrupt our operations; and if we are not successful in commercializing our approved products or any of our product candidates that may receive regulatory approval, either on our own or through collaborations with one or more third parties, our revenues will suffer, and we would incur significant additional losses.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of any of our products and product candidates, if approved.*

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and face or will face an even greater risk with the commercialization of Jelmyto, Zusduri and any product candidates that receive marketing approval. For example, we may be sued if any of our products allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for Jelmyto and/or Zusduri and our product candidates;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants or cancellation of clinical trials;

•	costs to defend the related litigation, which may be only partially recoverable even in the event of successful defenses;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenues;

•	exhaustion of any available insurance and our capital resources; and

•	the inability to commercialize any product we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of products we may develop. We currently carry general clinical trial product liability insurance in an amount that we believe is adequate to cover the scope of our ongoing clinical programs. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. We have expanded our insurance coverage to include, in addition to the commercialization of Jelmyto, the commercialization of Zusduri, and, if and when we obtain approval for marketing any product candidate, we intend to further expand our insurance coverage to include the commercialization of such approved product; however, in the future we may be unable to obtain this additional liability insurance on commercially reasonable terms, and/or such insurance may be insufficient to cover our exposure.

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

Our business could be adversely affected by the effects of health pandemics, epidemics or other public health emergencies.*

A pandemic, epidemic or other public health emergencies pose the risk that we or our employees, contractors, suppliers, customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. For example, COVID-19 and mitigation measures to slow its spread had an adverse impact on global economic conditions. While it is not possible at this time to estimate the impact that any such pandemic, epidemic or other public health emergency could have on our business, if such an event were to occur, it could have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The measures that may be taken by various governments, in response to a pandemic, epidemic or other public health emergency could disrupt the supply chain of material needed for our product candidates and our approved products, Jelmyto and Zusduri, interrupt healthcare services, delay coverage decisions from Medicare and third-party payors, delay ongoing and planned clinical trials involving our product candidates, curtail access to hospitals, surgery centers, clinics, healthcare providers and pharmacies by our sales force and have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Intellectual Property

If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to Jelmyto, Zusduri, and our product candidates and technologies are not adequate, we may not be able to compete effectively, and we otherwise may be harmed.*

Our commercial success depends in part upon our ability to obtain and maintain patent protection and utilize trade secret protection for our proprietary technologies, our products and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection and confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to hydrogel-based pharmaceutical compositions for optimal delivery of a drug in internal cavities such as the bladder, the method for treating cancer, in particular urothelial and bladder cancer using hydrogel-based compositions, the method for treating overactive bladder topically without the need for injections, including an in-dwelling ureter catheter system for optimal delivery of a drug into the renal cavity.

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, in-licensed patents, pending patent applications, trade secrets and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently own, co-own or exclusively license 34 patents that are directed to protect our approved products, Jelmyto and Zusduri, as well as UGN-103 and UGN-104, our proprietary RTGel technology, local compositions comprising different active ingredients, including, inter alia, compositions comprising a Botulinum Toxin, UGN-201, the use of UGN-201 and UGN-301, UGN-501 and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2025 and 2044. In total, our IP portfolio includes 50 granted patents worldwide, and more than 45 pending patent applications filed in the U.S., Europe, Israel, Japan, Canada, China, Australia and Korea that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2044.

Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are known compounds and our patents and pending patent applications are directed inter alia to novel formulations of these known compounds with our proprietary RTGel technology. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that are designed around our patent claims, but which may contain the same active ingredients, or by seeking to invalidate our patents. Any disclosure of or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market.

We will not necessarily seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

One or more of the patent applications that we filed, or license may fail to result in granted patents in the United States or foreign jurisdictions, or if granted may fail to prevent a potential infringer from marketing its product or be deemed invalid and unenforceable by a court. Competitors in the field of reverse thermal gel therapies have created a substantial amount of scientific publications, patents and patent applications and other materials relating to their technologies. Our ability to obtain and maintain valid and enforceable patents depends on various factors, including interpretation of our technology and the prior art and whether the differences between them allow our technology to be patentable. Patent applications and granted patents are complex, lengthy and highly technical documents that are often prepared under limited time constraints and may not be free from errors that make their interpretation uncertain. The existence of errors in a patent application may have an adverse effect on the patent, its scope and its enforceability. Our pending patent applications may not be issued, and the scope of the claims of patent applications that do issue may be too narrow to adequately protect our competitive advantage. Also, our granted patents may be subject to challenges or narrowly construed and may not provide adequate protection.

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

The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. The interpretation and breadth of claims allowed in some patents covering pharmaceutical compositions may be uncertain and difficult to determine and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. Furthermore, even if they are not challenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. To meet such challenges, which are part of the risks and uncertainties of developing and marketing product candidates, we may need to evaluate third-party intellectual property rights and, if appropriate, to seek licenses for such third-party intellectual property or to challenge such third-party intellectual property, which may be costly and may or may not be successful, which could also have an adverse effect on the commercial potential for Jelmyto, Zusduri and any of our product candidates.

We may receive only limited protection, or no protection, from our issued patents and patent applications.*

There can be no assurance that our patent applications will be granted. The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained.

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

We may not be able to protect our intellectual property rights throughout the world.*

Filing, prosecuting and defending patents on our approved products or product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

If we are unable to protect our trademarks from infringement, our business prospects may be harmed.*

We filed applications for trademarks (Jelmyto®, RTGel®, ZusduriTM and UroGen®) that identify our branding elements, such as Jelmyto and Zusduri and our unique technology in the United States, Europe, Japan and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

In addition, if we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering our product candidates, the defendant could counterclaim that the patent covering our product candidates is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent.

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

Such litigation and administrative proceedings could result in revocation of our patents or amendment of our patents such that they do not cover our products or product candidates. They may also put our pending patent applications at risk of not issuing or issuing with limited and potentially inadequate scope to cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. Additionally, it is also possible that prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, may, nonetheless, ultimately be found by a court of law or an administrative panel to affect the validity or enforceability of a claim. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products or product candidates. Such a loss of patent protection could have a negative impact on our business.

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

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.*

A significant portion of our intellectual property has been developed by our employees during their employment. Our employees execute agreements that assign to us any ownership interest in a patent or patent application created in the scope of the employee’s employment. Under the Israeli Patents Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent an agreement between the employee and employer giving the employee service invention rights. The Patents Law also provides that if there is no agreement between an employer and an employee determining whether the employee is entitled to receive remuneration for service inventions and on what terms, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patents Law, has the authority to determine whether the employee is entitled to remuneration for his or her inventions and the scope of such remuneration. Case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of general Israeli contract law. Further, the Committee has not yet determined one specific formula for calculating this remuneration, but rather uses the criteria specified in the Patents Law. Although we enter into agreements with our Israeli employees pursuant to which such individuals assign to us all rights to any inventions created during and as a result of their employment with us and waive their right to remuneration for service inventions, we may nonetheless face claims by employees demanding remuneration beyond their regular salary and benefits. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees, or be forced to litigate such claims, which could negatively affect our business.

Third-party claims alleging intellectual property infringement may adversely affect our business.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, for example, the intellectual property rights of competitors. Our commercialization activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our products and product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our products and product candidates may give rise to claims of infringement of the patent rights of others. We cannot assure you that our products and product candidates will not infringe existing or future patents. We may unknowingly infringe existing patents by commercialization of our products and product candidates. It is also possible that patents of which we are aware, but which we do not believe are relevant to our products and product candidates, could nevertheless be found to be infringed by our products and product candidates. Nevertheless, we are not aware of any issued patents that we believe would prevent us from marketing our products and product candidates, if approved. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us.

Third parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our products and product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Defense of these claims, regardless of their merit, would cause us to incur substantial expenses, and would be a substantial diversion of management time and employee resources from our business. In the event of a successful claim of infringement against us by a third party, we may have to (i) pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed the third-party’s patents; (ii) obtain one or more licenses from the third party; (iii) pay royalties to the third party; and/or (iv) redesign any infringing products. Redesigning any infringing products may be impossible or require substantial time and monetary expenditures. Further, we cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms. In the event that we could not obtain a license, we may be unable to further develop and commercialize our products and product candidates, which could harm our business significantly. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

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

There have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the For example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear whether any such challenges, other litigation and the healthcare reform measures of the current administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. These changes also include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. Further, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, effective January 1, 2024.

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, on November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law. On January 1, 2023, manufacturers began to be required to pay quarterly refunds to the CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds are generally based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance classification. In addition, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high expenditure, single-source drugs that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies.  These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. These laws may result in additional reductions in healthcare funding, which could have an adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether regulations, guidance or interpretations will be changed, or what the impact of such changes on our operations, including the marketing approvals of our product candidates may be.

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

We may be unable to obtain Orphan Drug Designation or exclusivity for future product candidates we may develop. If our competitors are able to obtain orphan drug exclusivity for their products that are for the same indication as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.*

Under the Orphan Drug Act of 1983 (the "Orphan Drug Act"), the FDA may designate a product as an orphan drug (“Orphan Drug Designation”) if it is intended to treat an orphan disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States.

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

Although the FDA has granted Orphan Drug Designation to Jelmyto and UGN-201 for treatment of UTUC and CIS, respectively, we may not receive Orphan Drug Designation for any of our product candidates. If our competitors are able to obtain orphan drug exclusivity for their products that are the same or similar to our product candidates before our drug candidates are approved, we may not be able to have competing product candidates approved by the FDA for a significant period of time. Any delay in our ability to bring our product candidates to market would negatively impact our business, revenue, cash flows and operations.

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

Jelmyto, Zusduri and any of our product candidates that receive regulatory approval will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses, limit or withdraw regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.*

Jelmyto, Zusduri and any of our product candidates that receive regulatory approval will be subject to continual regulatory review by the FDA and/or foreign regulatory authorities. Additionally, Jelmyto, Zusduri and any of our product candidates that receive regulatory approval will be subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

The FDA approvals of Jelmyto and Zusduri are, and any regulatory approvals that we receive for our product candidates may be, subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval. In addition, any regulatory approvals that we receive for our current or future product candidates may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for Jelmyto and Zusduri are, and any of our product candidates that receive regulatory approval will be, subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP for any clinical trials that we conduct post-approval.

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

It may be difficult for us to profitably sell our products and product candidates that receive regulatory approval if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.*

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, Zusduri and our product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. In October 2020, a Medicare C-Code was issued for Jelmyto and we have obtained pass-through status for two years, no more than three. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. Our existing pass-through status was set to expire in the fourth quarter of 2023. However, CMS granted Jelmyto a New Technology APC, effective from October 1, 2023. A service is separately for paid under a New Technology APC until sufficient claims data have been collected to allow CMS to assign the procedure to a clinical APC group that is appropriate in clinical and resource terms. This generally occurs within two to three years from the time a new HCPCS code becomes effective. However, if CMS are able to collect sufficient claims data in less than two years, CMS may consider reassigning the service to an appropriate APC, or, if CMS does not have sufficient data at the end of three years upon which to base its reassignment to an appropriate clinical APC, CMS may keep the service in a New Technology APC until adequate data become available. Loss of our New Technology APC may result in Medicare beneficiaries losing access to Jelmyto in the hospital outpatient setting and Jelmyto becoming packaged into a comprehensive APC.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government and other third-party payors are increasingly challenging the prices charged for health care products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. Although our experience to date has demonstrated coverage for Jelmyto, we cannot be sure that adequate coverage will be available for Zusduri or our product candidates, if approved, or, if coverage is available, the level of reimbursement will be adequate to make our products affordable for patients or profitable for us. In addition, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our product candidates.

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

Although we have obtained written policy coverage in commercial plans as well as coverage for government plans for Jelmyto to date, we cannot be sure that adequate coverage or reimbursement will continue to be available for Jelmyto, or be available for Zusduri or any of our product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Jelmyto, Zusduri or our product candidates, or achieve profitably at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, beginning on January 1, 2023, manufacturers began to be required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Rebates will generally be based on the discarded volume above 10% of the total allowed amount. CMS has been receptive to evaluating the feasibility of the 10% threshold, and where appropriate, has modified the discarded volume threshold accordingly. In unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto fits within this unique circumstance. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

Risks Related to Ownership of Our Ordinary Shares

The market price of our ordinary shares has been and may continue to be subject to fluctuation and you could lose all or part of your investment.*

The stock market in general has been, and the market price of our ordinary shares in particular has been and may continue to be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our ordinary shares on the Nasdaq Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	the success of our commercialization of Jelmyto and Zusduri;

•	the success of our commercial launch of Zusduri;

•	actual or anticipated variations in our and our competitors’ results of operations and financial condition;

•	physician and market acceptance of Jelmyto, Zusduri or any other approved product;

•	the mix of products that we sell;

•	any voluntary or mandatory recall of Jelmyto, Zusduri or any other approved product, or the imposition of any additional labeling, marketing or promotional restrictions;

•	our success or failure to obtain approval for and commercialize our product candidates;

•	changes in the structure of healthcare payment systems;

•	changes in earnings estimates or recommendations by securities analysts, if our ordinary shares are covered by analysts;

•	development of technological innovations or new competitive products by others;

•	announcements of technological innovations or new products by us;

•	publication of the results of nonclinical or clinical trials for Jelmyto, Zusduri or our product candidates;

•	failure by us to achieve a publicly announced milestone;

•	delays between our expenditures to develop and market new or enhanced product candidates and the generation of sales from those products;

•	developments concerning intellectual property rights;

•	the announcement of, or developments in, any litigation matters, including any product liability claims related to Jelmyto, Zusduri or any of our product candidates;

•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;

•	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;

•	changes in our expenditures to promote our products;

•	our sale or proposed sale, or the sale by our significant shareholders, of our ordinary shares or other securities in the future;

•	changes in key personnel;

•	success or failure of our research and development projects or those of our competitors;

•	the trading volume of our ordinary shares; and

•	general economic and market conditions and other factors, including factors unrelated to our operating performance.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the-market offering”. As of June 30, 2025, $27.3 million remain available for sale under the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022, or a subsequent shelf registration statement.

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

On July 4, 2025, the OBBBA was signed into law, introducing significant changes to U.S. federal tax law. The OBBBA includes a broad range of changes to existing U.S. tax law, including but not limited to the reinstatement of current expensing of domestic research and development costs and one hundred percent bonus depreciation for certain qualified business property. We are evaluating the impact of the OBBBA for both 2025 and future tax years.

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

Risks Related to our Operations in Israel

Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.*

Our research and development facility is located in Ra’anana, Israel, and certain of our key vendors and suppliers, including Isotopia Molecular Imaging Ltd., our single contracted supplier for the hydrogel contained in Jelmyto and Zusduri, are located in Israel. If these or any future facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemics, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved and we choose to manufacture all or any part of them internally, jeopardize our ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

In addition, several countries, principally in the Middle East, restrict doing business with Israel, and additional countries may impose restrictions on doing business with Israel and Israeli companies, whether as a result of hostilities in the region or otherwise. Any hostilities involving Israel, terrorist activities, political instability or violence in the region or the interruption or curtailment of trade or transport between Israel and its trading partners could adversely affect our operations and results of operations and adversely affect the market price of our ordinary shares.

In October 2023, Hamas initiated an attack against Israel. In response, Israel’s security cabinet declared war against Hamas. Since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with Hezbollah) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In addition, Iran launched direct attacks on Israel. In June 2025, a new round of direct hostilities broke out between Israel and Iran. Iran launched significant missile and drone strikes at Israel and Israel attacked a range of targets in Iran. This escalation heightened regional instability and resulted in significant travel restrictions, facility closures and shelter-in-place orders in Israel and temporary closures of Israeli airspace and port activity. While ceasefires are entered into from time to time, if any ceasefires collapse, a new war or hostilities commence or hostilities escalate or expand to other fronts, we may be adversely affected. These situations may potentially escalate in the future to more violent events or into a greater regional conflict, which may adversely affect us.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. Some our employees in Israel may be military reservists, and may be called upon to perform military reserve duty for periods ranging from several days to several weeks per year (and in some cases more) until they reach the age of 40 (and in some cases, older) and, in the event of a military conflict, may be called to active duty for extended periods of time. For example, following October 7, 2023, the Israeli Defense Forces called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

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

Your rights and responsibilities as a shareholder will be governed by Israeli law, which differs in some material respects from the rights and responsibilities of shareholders of U.S. companies.*

The rights and responsibilities of the holders of our ordinary shares are governed by our articles of association and by Israeli law. These rights and responsibilities differ in some material respects from the rights and responsibilities of shareholders in U.S. companies. In particular, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising its rights and performing its obligations towards the company and other shareholders, and to refrain from abusing its power in the company, including, among other things, in voting at a general meeting of shareholders on matters such as amendments to a company’s articles of association, increases in a company’s authorized share capital, mergers and related party transactions requiring shareholder approval, as well as a general duty to refrain from discriminating against other shareholders. In addition, a shareholder who is aware that it possesses the power to determine the outcome of a vote at a meeting of the shareholders or to appoint or prevent the appointment of a director or executive officer in the company has a duty of fairness toward the company.

There is limited case law available to assist us in understanding the nature of these duties or the implications of these provisions. These provisions may be interpreted to impose additional obligations and liabilities on holders of our ordinary shares that are not typically imposed on shareholders of U.S. companies.

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of June 30, 2025, we had 253 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

General Risk Factors

If equity research analysts do not publish research or reports about us or our business or if they issue unfavorable commentary or downgrade our ordinary shares, the price of our ordinary shares could decline.*

The trading market for our ordinary shares relies in part on the research and reports that equity research analysts publish about us and our business, if at all. We do not have control over these analysts, and we do not have commitments from them to write research reports about us. The price of our ordinary shares could decline if no research reports are published about us or our business, or if one or more equity research analysts downgrade our ordinary shares or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

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

Unstable market, economic and geo-political conditions may have serious adverse consequences on our business, financial condition and share price.*

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

Other international and geo-political events could also have a serious adverse impact on our business. For instance, in February 2022, Russia initiated military action against Ukraine. In response, the United States and certain other countries imposed significant sanctions and trade actions against Russia and could impose further sanctions, trade restrictions, and other retaliatory actions. In October 2023, Hamas initiated an attack against Israel, provoking a war and other hostilities and the risk of a larger conflict. While we cannot predict the broader consequences, these conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

10.1*	2019 Inducement Plan, as amended.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

August 7, 2025	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

August 7, 2025	By:	/s/ Chris Degnan
Chris Degnan
Chief Financial Officer (Principal Financial and Accounting Officer)