Form 10-Q
period 2025-09-30
UroGen Pharma Ltd.
filed 2025-11-06
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 46,808,892 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$90,039	$171,987
Marketable securities	36,994	64,698
Restricted cash	1,347	1,076
Accounts receivable, net	19,703	20,302
Inventories	8,341	9,227
Prepaid expenses and other current assets	12,122	8,845
Total current assets	168,546	276,135
Non-current assets:
Property and equipment, net	695	655
Restricted deposit	177	176
Right of use assets	8,489	3,134
Marketable securities	380	5,022
Other non-current assets	6,759	589
Total Assets	$185,046	$285,711
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$26,173	$27,431
Employee related accrued expenses	11,114	10,570
Other current liabilities	4,957	7,948
Total current liabilities:	42,244	45,949
Non-current liabilities:
Prepaid forward obligation	126,067	121,387
Long-term debt	122,111	121,734
Long-term lease liabilities	6,241	1,653
Uncertain tax positions liability	3,791	3,791
Total Liabilities	300,454	294,514
Commitments and Contingencies (Note 19)
Shareholders' Deficit:
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 46,781,211 and 42,231,746 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	128	115
Additional paid-in capital	817,793	797,248
Accumulated deficit	(933,352)	(806,222)
Accumulated other comprehensive income	23	56
Total Shareholders' Deficit	(115,408)	(8,803)
Total Liabilities and Shareholders' Deficit	$185,046	$285,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$27,482	$25,204	$71,951	$65,833
Cost of revenue	3,278	2,453	9,158	6,410
Gross profit	24,204	22,751	62,793	59,423
Operating expenses:
Research and development expenses	14,008	11,355	52,793	42,251
Selling, general and administrative expenses	37,582	28,941	115,748	86,296
Operating loss	(27,386)	(17,545)	(105,748)	(69,124)
Financing on prepaid forward obligation	(4,621)	(5,915)	(13,848)	(17,348)
Interest expense on long-term debt	(3,373)	(2,721)	(11,573)	(8,629)
Interest and other income, net	979	2,599	4,392	5,922
Loss before income taxes	(34,401)	(23,582)	(126,777)	(89,179)
Income tax benefit (expense)	1,054	(91)	(353)	(183)
Net Loss	$(33,347)	$(23,673)	$(127,130)	$(89,362)
Statements of Comprehensive Loss
Net loss	$(33,347)	$(23,673)	$(127,130)	$(89,362)
Other comprehensive loss
Unrealized income (loss) on investments	17	267	(33)	224
Comprehensive Loss	$(33,330)	$(23,406)	$(127,163)	$(89,138)
Net loss per ordinary share - basic and diluted	$(0.69)	$(0.51)	$(2.66)	$(2.15)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	48,057,386	46,779,637	47,742,305	41,476,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of July 1, 2025	46,199,134	$126	$806,497	$(900,005)	$6	$(93,376)
Changes During the Three Months Ended September 30, 2025
Exercise of options into ordinary shares	165,829	1	301			302
Share-based compensation			3,027			3,027
Issuance of ordinary shares, net of issuance costs	416,248	1	7,968			7,969
Other comprehensive income					17	17
Net loss				(33,347)		(33,347)
Balance as of September 30, 2025	46,781,211	$128	$817,793	$(933,352)	$23	$(115,408)

Balance as of July 1, 2024	41,169,954	$112	$775,270	$(745,037)	(31)	$30,314
Changes During the Three Months Ended September 30, 2024
Exercise of options into ordinary shares	99,433	—	115			115
Share-based compensation			3,489			3,489
Issuance of ordinary shares, net of issuance costs	921,428	3	15,000			15,003
Other comprehensive income					267	267
Net loss				(23,673)		(23,673)
Balance as of September 30, 2024	42,190,815	$115	$793,874	$(768,710)	$236	$25,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total
Balance as of January 1, 2025	42,231,746	$115	$797,248	$(806,222)	$56	$(8,803)
Changes During the Nine Months Ended September 30, 2025
Exercise of options into ordinary shares	552,103	2	627			629
Share-based compensation			8,829			8,829
Conversion of pre-funded warrants into ordinary shares	3,206,271	9	(6)			3
Issuance of ordinary shares, net of issuance costs	791,091	2	11,095			11,097
Other comprehensive loss					(33)	(33)
Net loss				(127,130)		(127,130)
Balance as of September 30, 2025	46,781,211	$128	$817,793	$(933,352)	$23	$(115,408)

Balance as of January 1, 2024	32,490,119	$89	$614,035	$(679,348)	12	$(65,212)
Changes During the Nine Months Ended September 30, 2024
Exercise of options into ordinary shares	378,800	1	249			250
Share-based compensation			9,805			9,805
Issuance of pre-funded warrants, net of issuance costs			18,641			18,641
Issuance of ordinary shares, net of issuance costs	9,321,896	25	151,144			151,169
Other comprehensive income					224	224
Net loss				(89,362)		(89,362)
Balance as of September 30, 2024	42,190,815	$115	$793,874	$(768,710)	$236	$25,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(127,130)	$(89,362)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	232	261
Accrued financing on prepaid forward obligation	1,595	9,013
Accretion on marketable securities	(1,800)	(1,555)
Share-based compensation	8,829	9,805
Amortization (accretion) of discount on long-term debt	377	(1,330)
Amortization of right of use assets	1,500	619
Acquisitions of IPR&D	3,128	—
Changes in operating assets and liabilities:
Inventory	886	(1,921)
Accounts receivable, net	599	(7,359)
Prepaid expenses and other current assets	(3,277)	(3,772)
Other non-current assets	(6,170)	1,668
Accounts payable and accrued expenses	(1,258)	3,147
Employee related accrued expenses	544	(1,785)
Other current liabilities	(201)	—
Lease liabilities	(1,972)	(626)
Restricted deposit	(1)	50
Net cash used in operating activities	(124,119)	(83,147)
Cash Flows From Investing Activities
Purchases of marketable securities	(76,861)	(118,794)
Maturities of marketable securities	110,974	37,740
Purchases of property and equipment	(272)	(180)
Net cash provided by investing activities	33,841	(81,234)
Cash Flows From Financing Activities
Proceeds from exercise of options into ordinary shares	629	250
Proceeds from issuance of long-term debt	—	24,488
Proceeds from pre-funded warrant issuance, net of issuance costs	3	18,641
Proceeds from ordinary shares issuances, net of issuance costs	7,970	151,169
Net cash provided by financing activities	8,602	194,548
Increase (Decrease) in Cash and Cash Equivalents	(81,676)	30,167
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	173,062	95,822
Cash, Cash Equivalents and Restricted Cash at End of Period	$91,386	$125,989
Supplemental Disclosures of Non-Cash Activities
Right of use assets obtained in exchange for new operating lease liabilities	$6,856	$—
Acquisitions of IPR&D	$3,128	$—

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

The Company has experienced net losses since its inception and had an accumulated deficit of $933.4 million and $806.2 million as of September 30, 2025 and December 31, 2024, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes its strategy, including the commercial launch of Zusduri, the continued commercialization of Jelmyto, and engaging in further research and development activities. The success of the Company depends on its ability to successfully commercialize its technologies to support its operations and strategic plan.

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

Based on the Company's cash and cash equivalents and marketable securities as of September 30, 2025, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. If the Company is unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, the Company may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that the Company will be able to secure such additional financing on terms that are satisfactory to the Company, in an amount sufficient to meet the Company's needs, or at all. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, reduce or terminate the Company's product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $127.4 million as of September 30, 2025. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) within the condensed consolidated statements of shareholders’ deficit. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

The Company’s accounts receivables are composed of net sales of Jelmyto and Zusduri arising from the Company's arrangements with two customers, both of which are third-party national specialty distributors. The Company assesses the need for an allowance for doubtful accounts primarily based on creditworthiness, historical payment experience and general economic conditions. The Company has not experienced any credit losses related to arrangements with customers and has not currently recognized any allowance for doubtful accounts.

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

Revenue

Net revenue from product sales is recognized at the transaction price when the specialty distributors obtain control of the Company’s products, which occurs at a point in time when control is transferred either upon shipment or upon delivery of the product to the treating physician. All product sales of Jelmyto and Zusduri are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug, which are estimated based on the contractual or statutory terms governing the arrangements and the Company’s historical experience.

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

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is equal to the vesting period. For performance stock units (“PSUs”), cost is measured at the grant date based on the fair value of the award and is recognized over any relevant service period as expense when the achievement of the performance condition is probable. PSUs that include both a performance condition and a service condition are subject to graded vesting, and the related compensation cost is recognized on a straight-line basis over the requisite service period for each separately vesting tranche.

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

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which clarifies the application of the current expected credit losses (CECL) model under ASC 326 to current accounts receivable and contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The guidance, which is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, and will be adopted prospectively, is intended to provide consistency in estimating expected credit losses for short-term receivables and contract assets. The Company does not expect the adoption of ASU 2025-05 to have a material impact on its consolidated financial position, results of operations, or cash flows as the Company’s trade receivables primarily arise from product sales recognized at a point in time and are due from two large, established customers, both of which are third-party national specialty distributors, with short payment terms.

The Company has reviewed other Accounting Standards Updates recently issued by the FASB, and determined that none of these pronouncements will have a significant impact on the Company's condensed consolidated financial statements and related disclosures.

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Accounts payable	$10,279	$10,931
Accrued sales reserves	7,700	5,151
Accrued clinical expenses	1,892	2,027
Accrued research and development expenses	737	2,173
Accrued selling, general and administrative expenses	4,414	6,000
Accrued other expenses	1,151	1,149
Total accounts payable and accrued expenses	$26,173	$27,431

Interest and Other Income, Net

Interest and other income, net consisted of the following for the three and nine months ended  September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$1,176	$2,757	$5,057	$6,089
Other loss, net	(197)	(158)	(665)	(167)
Total interest and other income, net	$979	$2,599	$4,392	$5,922

Note 5 – Inventories

Inventories consisted of the following as of  September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials (1)	$4,759	$4,924
Finished goods	3,582	4,522
Total inventories	$8,341	$9,446

(1) $0.2 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at December 31, 2024. These raw materials are not expected to be manufactured and sold within the next 12 months. Changes in non-current inventories are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets. No raw materials were included as other non-current assets on the condensed consolidated balance sheets at  September 30, 2025.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of September 30, 2025 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	September 30,	Identical Assets	Inputs
	2025	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$2,569	$2,569	$—
U.S. government	11,304	11,304	—
Commercial paper	12,566	—	12,566
Total cash equivalents	26,439	13,873	12,566
Marketable securities
U.S. government	24,024	24,024	—
Corporate bonds	6,378	—	6,378
Commercial paper	2,881	—	2,881
Certificates of deposit	4,091	—	4,091
Total marketable securities	37,374	24,024	13,350
Total assets at fair value	$63,813	$37,897	$25,916

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

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of  September 30, 2025 and December 31, 2024. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of September 30, 2025 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$2,569	$—	$—	$2,569
U.S. government	11,305	—	(1)	11,304
Commercial paper	12,567	—	(1)	12,566
Total cash equivalents	26,441	—	(2)	26,439
Marketable securities:
U.S. government	24,025	—	(1)	24,024
Corporate bonds	6,356	22	—	6,378
Commercial paper	2,879	2	—	2,881
Certificates of deposit	4,089	2	—	4,091
Total marketable securities	37,349	26	(1)	37,374
Total assets at fair value	$63,790	$26	$(3)	$63,813

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of September 30, 2025, the amortized cost of investments included an immaterial amount of accrued interest. As of September 30, 2025, marketable securities were in a net unrealized gain position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  September 30, 2025, the aggregate fair value of investments held by the Company in an unrealized loss position was $45.1 million which consisted of 16 securities. The unrealized loss was primarily driven by minor fluctuations in the fair value of U.S. government securities. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  September 30, 2025, the Company believes the cost basis for its marketable securities was recoverable in all material aspects and no allowance for credit losses was recognized in the period.

The Company’s investments as of September 30, 2025 mature at various dates through November 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Maturities within one year	$63,433	$105,706
Maturities after one year through three years	380	5,022
Total investments	$63,813	$110,728

Note 8 – Property and Equipment

Property and equipment, consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Laboratory equipment	$504	$473
Computer equipment and software	2,783	2,542
Furniture	612	612
Leasehold improvements	626	626
Manufacturing equipment	683	683
	5,208	4,936
Less: accumulated depreciation and amortization	(4,513)	(4,281)
Property and equipment, net	$695	$655

Depreciation and amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the launch of Jelmyto and the development of Zusduri. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-104, in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the nine months ended September 30, 2025 for annual net sales up to $200 million was 13.0%. RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Zusduri and, subject to FDA approval, UGN-103, in an amount equal to: (i) 2.5% of annual net sales up to $200 million, (ii) 1.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 0.5% of annual net sales for annual net sales above $300 million.

In accordance with the prepaid forward agreement, the Company will be required to make payments of amounts owed to RTW each calendar quarter, through and until the quarter in which the aggregate cash payments received by RTW are equal to or greater than $300 million. As of September 30, 2025, the cumulative amounts paid and payable by the Company were $44.0 million. As security for the payment and fulfilment of these amounts throughout the arrangement, the Company has granted RTW a first priority security interest in Jelmyto, Zusduri, UGN-103 and UGN-104, including the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to these products.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2024 and for the nine months ended September 30, 2025, in thousands:

Carrying value of prepaid forward obligation as of December 31, 2023	$109,722
Financing on prepaid forward obligation	23,411
Amounts paid and payable (1)	(11,746)
Carrying value of prepaid forward obligation as of December 31, 2024	121,387
Financing on prepaid forward obligation	13,848
Amounts paid and payable (1)	(9,168)
Carrying value of prepaid forward obligation as of September 30, 2025	$126,067

(1) $3.4 million and $6.5 million of the Amounts paid and payable are included as the current portion of the prepaid forward obligation within other current liabilities on the condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024, respectively.

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

On March 13, 2024, the Company entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in  September 2024. The fourth tranche of $75.0 million became available at the Company's option no later than August 29, 2025, based upon having received FDA approval of a new drug application (“NDA”) for Zusduri by June 30, 2025. The Company did not draw down the fourth tranche.

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

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Carrying value of Pharmakon loan as of December 31, 2023	$98,551
Third tranche of Pharmakon loan	25,000
Capitalized costs and discounts	(512)
Interest expense	12,521
Amounts paid	(13,826)
Carrying value of Pharmakon loan as of December 31, 2024	121,734
Interest expense	11,573
Amounts paid	(11,196)
Carrying value of Pharmakon loan as of September 30, 2025	$122,111

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases during the periods covered by this report:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025, and, effective as of June 2025, was renewed through September 2028. The Company's remaining contractual obligation under this lease is approximately $0.9 million as of  September 30, 2025.

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

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. In August 2025, the Company signed an additional lease extension for the Princeton office, extending the term of the lease through April 30, 2031. The Company concluded that the lease renewal option in the agreement is not reasonably certain to be exercised. The modification did not result in a separate lease under ASC 842. As a result, the Company remeasured its lease liability and corresponding right-of-use asset using its incremental borrowing rate at the modification date. The Company’s remaining contractual obligation under this lease is approximately $3.2 million as of September 30, 2025.

Finance Leases

•

In  July 2024, UPI entered into a new master lease agreement for vehicles, primarily for use by employees in sales, field services, and roles that require regular travel. Under the terms of the master lease agreement, the Company will lease various vehicles from time to time with an initial lease term of 48 months commencing on the delivery date of the vehicle with an option to continue month-to-month for an unlimited period of time. Lease payments are fixed, with payments due monthly in advance, and include charges for depreciation, maintenance, and other related services. At the end of each lease term, the Company is required to make a terminal rental adjustment based on the difference between the vehicle’s contractual book value and its estimated wholesale value, which  may result in additional payments or refunds. The Company  may also be required to pay additional rent if the vehicle exceeds certain mileage limits or shows abnormal wear and tear during the lease term. The Company’s remaining contractual obligation relating to the leases entered into under this master agreement is approximately $6.0 million as of  September 30, 2025.

In addition, the Company has other operating office equipment and vehicle leases. The Company’s operating leases may require minimum rent payments, contingent rent payments adjusted periodically for inflation, or rent payments equal to the greater of a minimum rent or contingent rent. The Company’s leases do not contain any residual value guarantees or material restrictive covenants. The Company’s leases expire at various dates from 2026 through 2031, with varying renewal and termination options.

The components of lease cost for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$382	$—	$901	$—
Interest on lease liabilities	163	—	396	—
Operating lease cost	321	225	773	675
Sublease income	—	—	—	(42)
Variable lease cost	18	14	47	57
	$884	$239	$2,117	$690

The amounts recognized as of September 30, 2025 and  December 31, 2024 were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Finance lease right-of-use assets	$5,391	$2,285
Operating lease right-of-use assets	3,098	849
Finance long-term lease liabilities	3,567	1,595
Operating long-term lease liabilities	2,674	58
Other current liabilities related to finance leases	1,159	745
Other current liabilities related to operating leases	429	785

As of September 30, 2025, no impairment losses have been recognized.

Supplemental information related to leases for the nine months ended  September 30, 2025 and 2024 is as follows (in thousands, except for lease terms and discount rate amounts):

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$2,030	$—
Operating cash flows from operating leases	$670	$714
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,007	$—
Weighted-average remaining lease term of finance leases (in years)	3.40	—
Weighted-average remaining lease term of operating leases (in years)	4.84	1.26
Weighted-average discount rate of finance leases	13.82%	—
Weighted-average discount rate of operating leases	11.77%	10.26%

As of September 30, 2025, maturities of lease liabilities were as follows (in thousands):

Finance Leases
Years ending December 31,
Remainder of 2025	$435
2026	1,741
2027	1,741
2028	1,716
2029 and there after	333
Total future minimum lease payments	5,966
Less: Interest	(1,240)
Present value of lease liabilities	$4,726

Operating
Leases
Years ending December 31,
Remainder of 2025	$234
2026	747
2027	887
2028	821
2029	603
2030 and there after	819
Total future minimum lease payments	4,111
Less: Interest	(1,008)
Present value of lease liabilities	$3,103

As of September 30, 2024, maturities of lease liabilities were as follows (in thousands):

Operating
Leases
Years ending December 31,
Remainder of 2024	$219
2025	820
2026	58
Total future minimum lease payments	1,097
Less: Interest	(60)
Present value of lease liabilities	$1,037

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Jelmyto	$25,703	$25,204	$70,172	$65,833
Zusduri	1,779	—	1,779	—
Total Revenue	$27,482	$25,204	$71,951	$65,833

All product sales of Jelmyto and Zusduri are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. The Company's largest customer comprises approximately 75% and 80% of product sales for the three and nine months ended  September 30, 2025, respectively, and approximately 87% and 93% of product sales for the three and nine months ended September 30, 2024. The Company's largest customer comprises approximately 70% and 80% of accounts receivables at September 30, 2025 and  December 31, 2024, respectively. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug. The Company does not anticipate any Medicare refunds for discarded drug for Zusduri. The Company estimates these elements of variable consideration based on the contractual or statutory terms governing the arrangements and the Company’s historical experience, and constrains the net revenue recognized for product sales to the value that is not probable to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. Reserves for chargebacks and returns are net settled and recognized as contra accounts receivable while the remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for the period ended  September 30, 2025 and 2024 (in thousands):

	Reserves related to government sponsored programs	Medicare refunds for discarded drug reserve	Other reserves	Total accrued sales reserves

Balance as of December 31, 2024	$887	$7,729	$1,946	$10,562
Accruals	12,109	3,005	8,361	23,475
Utilizations	(10,787)	(3,809)	(8,042)	(22,638)
Changes to prior period estimates	—	(414)	—	(414)
Balance as of September 30, 2025	$2,209	$6,511	$2,265	$10,985

Balance as of December 31, 2023	$1,062	$3,451	$1,458	$5,971
Accruals	9,833	3,113	7,703	20,649
Utilizations	(10,206)	—	(7,219)	(17,425)
Balance as of September 30, 2024	$689	$6,564	$1,942	$9,195

Note 13 – License and Collaboration Agreements

Agenus Agreement

In November 2019, the Company entered into a license agreement with Agenus Inc. ("Agenus"), pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is a formulation of zalifrelimab administered using RTGel technology that is in Phase 1 clinical development for high-grade non-muscle invasive bladder cancer ("high-grade NMIBC"). See Note 21 for further discussion related to the Agenus agreement.

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

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. The cost of an asset acquisition is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any contingent consideration in an asset acquisition is recognized only when amounts are both probable and estimable, at which point the consideration is allocated to the assets acquired on a relative fair value basis. Based on the Company's assessment of the value of the assets acquired as well as consideration of the inputs, processes and outputs, the Company concluded that this represented an asset acquisition. When a transaction accounted for as an asset acquisition includes IPR&D, the IPR&D asset is only capitalized as an intangible asset if it is determined to have an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to the IPR&D are recognized as research and development expenses in the period. The Company accounted for the acquisition of the Transferred Assets from IconOVir as an asset acquisition. The Company determined the fair value of the consideration transferred was $3.1 million, which represented the fair value of the unregistered shares at issuance date. Given the early-stage nature of such assets and level of further development necessary to produce an output, the Company recognized the cost of the acquisition as a research and development expense during the nine months ended  September 30, 2025.

Note 15 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of September 30, 2025 and December 31, 2024. The Company had 46.8 million and 42.2 million ordinary shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since the Company's inception, the Board has not declared any dividends.

ATM Sales Agreement

In December 2019, the Company entered into a sales agreement (the “ATM Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company  may from time to time offer and sell the Company's ordinary shares having an aggregate offering price of up to $100.0 million.

During the first quarter of 2024, the Company sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to the Company after deducting sales commissions to Cowen were approximately $54.7 million. During the third quarter of 2025, the Company sold 416,248 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $8.2 million. The net proceeds to the Company after deducting sales commissions to Cowen were approximately $8.0 million. The remaining capacity under the ATM Sales Agreement was approximately $19.1 million as of  September 30, 2025. The shares will be offered and sold pursuant to the Company's shelf registration statement on Form S-3 filed with the SEC on  November 15, 2022, which was declared effective on  November 29, 2022, or a subsequent shelf registration statement.

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

On  December 20, 2023, the Company issued 1,599,733 ordinary shares through a cashless exercise of 1,599,840 pre-funded warrants for the purchase of ordinary shares of the Company. On  January 24, 2025, the Company issued 3,206,271 ordinary shares upon exercise of 3,206,271 pre-funded warrants for the purchase of ordinary shares of the Company. As of  September 30, 2025, 472,665 pre-funded warrants from the Purchase Agreement remain outstanding.

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Fred Cohen, M.D., purchased 1,572,327 of the Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen was a director of the Company and the Chair and Chief Investment Officer of Monograph at the time of purchase.

Underwritten Public Offering

On  June 17, 2024, the Company entered into an underwriting agreement with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on  June 20, 2024. The gross proceeds to the Company from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and offering expenses paid by the Company of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants  may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. As of September 30, 2025, all 1,142,857 pre-funded warrants remain outstanding. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On  July 18, 2024, the Company completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds to the Company of $16.1 million before deducting underwriting discounts and commissions and offering expenses paid by the Company of $1.0 million.

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

The Company’s RSU and option grants provide for accelerated or continued vesting in certain circumstances as defined in the Plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in a 33% increment upon the first anniversary of grant, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. Options generally vest in a 33% increment upon the first anniversary of the grant date, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. The Company also grants PSUs to certain employees. The PSUs granted during 2023 vested upon U.S. regulatory approval of Zusduri. The PSUs granted in 2024 vested upon the achievement of the first commercial sale of Zusduri in the United States following receipt of U.S. regulatory approval. The PSUs granted in 2025 vest based on both performance and service conditions, with one-third of each award vesting upon the filing of financial statements reflecting the achievement of a net product sales target and with one-third vesting on January 31st of each of the next two calendar years following such achievement, subject to continued service on each vesting date. In  June 2024, the Company amended certain RSU and PSU awards granted to its chief executive officer to defer vesting until the end of 2025. The Company accounted for the modification as a Type I probable-to-probable modification under ASC 718. As the modification did not result in any incremental fair value at the modification date, the Company continues to recognize the original grant-date fair value ratably over the original service period or expected performance period.

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan was 1,400,000. On  January 1, 2018, the share reserve increased by 250,167 shares to a total share reserve of 1,650,167 shares. On  October 12, 2018, the Company increased the number of ordinary shares authorized for issuance under the 2017 Plan by 1,900,000 shares to a total share reserve of 3,550,167 shares. On  June 8, 2020, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 3,950,167 shares. On  June 7, 2021, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 4,350,167 shares. On  June 8, 2022, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 4,750,167 shares. On  September 7, 2023, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 450,000 shares to a total share reserve of 5,200,167 shares. On  August 6, 2024, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 800,000 shares to a total share reserve of 6,000,167 shares. On  August 26, 2025, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 2,750,000 shares to a total share reserve of 8,750,167 shares.

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

As of  September 30, 2025, 4,483,063 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 739,197 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development expenses	$726	$579	$1,776	$1,691
Selling, general and administrative expenses	2,301	2,910	7,053	8,114
Total share-based compensation expense	$3,027	$3,489	$8,829	$9,805

The total unrecognized compensation cost of options, RSUs and PSUs at September 30, 2025 is $17.6 million with a weighted average recognition period of 1.82 years.

Note 17 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of September 30, 2025, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2024, 2023 and 2022, and for the nine months ended September 30, 2025. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $3.8 million as of September 30, 2025, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2025, the Company’s liability for uncertain tax positions includes $1.8 million of accrued interest and penalties.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The OBBBA includes changes to U.S. federal income tax, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company has recognized the effects of the OBBBA in the quarter ended September 30, 2025, with the provision reinstating the ability for entities to immediately expense domestic research and development expenditures driving a resulting income tax benefit of approximately $1.1 million.

Note 18 – Related Parties

See Note 14 for discussion related to an asset purchase in  February 2025 which involved a related party. There were no further related party transactions during the nine months ended September 30, 2025 or 2024.

Note 19 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2025 and December 31, 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

On  February 25, 2024, the Company received from Teva Pharmaceuticals, Inc. (“Teva”), a Paragraph IV Certification Notice Letter dated  February 20, 2024, providing notification that Teva submitted an abbreviated new drug application ("ANDA") to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. In the Notice Letter, Teva alleges that two of the patents listed in the FDA Orange Book for Jelmyto, U.S. Patent Numbers 9,040,074 and 9,950,069, each of which expires in  January 2031, are invalid, unenforceable, or will not be infringed by Teva’s manufacture, use, or sale of the generic product described in its ANDA submission. On  April 2, 2024, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiry of such patents. The Company stipulated to the dismissal of Teva Pharmaceutical Industries, Ltd. without prejudice and the action continues against the other two Teva entities. On May 19, 2025, the Company filed an amended complaint in this action, adding U.S. Patent Number 12,268,745 to this patent-infringement litigation. By orders dated  February 27, 2025 and June 26, 2025, the court approved the parties’ joint stipulation to remove the Markman hearing and any related claim-construction proceedings from the court’s calendar. Additionally, by the court’s order dated August 28, 2025, the parties stipulated that upon final approval of Teva’s ANDA, the commercial manufacture, use, sale, or offer for sale within the United States, or importation into the United States, of that product would infringe certain claims of the patents asserted in the action, thus narrowing the scope of the action to the validity of those certain patent claims.

This matter is scheduled for a bench trial in  October 2026. If the Company is unsuccessful in securing the requested court relief, Jelmyto  may be subject to immediate competition from an FDA approved generic product after regulatory exclusivity for Jelmyto expires in  April 2027.

Leases

See Note 11 for further discussion regarding lease commitments.

Note 20 – Segment Reporting

The Company is engaged in the development and commercialization of innovative solutions for the treatment of urothelial and specialty cancers. The Company has a single operating segment and reportable segment focused on these business activities, and its operations are managed on a consolidated basis. The primary revenue source for the segment comes from sales of the Company’s approved products, Jelmyto and Zusduri, primarily conducted in the United States.

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

Information about significant segment expenses regularly provided to the CODM is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses
R&D project materials & services	$8,914	$6,772	$33,623	$28,112
Acquisitions of IPR&D	—	—	3,128	—
Employee compensation	4,185	3,758	13,310	11,458
Rent, office, utilities & technology	691	646	2,280	2,260
Other expenses	218	179	452	421
Total research and development expenses	$14,008	$11,355	$52,793	$42,251

Selling, general and administrative expenses
Employee compensation	$19,717	$15,873	$57,408	$43,791
Commercial & medical affairs services	6,681	5,304	25,752	17,975
Professional services	3,989	3,131	10,337	9,505
Travel, meetings & conferences	3,970	2,917	13,244	9,988
Rent, office, utilities & technology	1,331	874	3,659	2,399
Other expenses (1)	1,894	842	5,348	2,638
Total selling, general and administrative expenses	$37,582	$28,941	$115,748	$86,296

(1) Other expenses primarily consist of insurance, sponsorship, grants, other fees and taxes.

Note 21 – Subsequent Events

In November 2025, the Company provided notice to terminate the license agreement with Agenus in connection with its decision to discontinue development of UGN-301. Under the terms of the license agreement, following notice of termination, the agreement will terminate upon the later of (a) the expiration of a 180-day notice period; or (b) completion of all wind-down activities and delivery of all Agenus Improvements (as defined in the license agreement) to Agenus. The Company does not expect to incur any costs in connection with the termination of the agreement.

The Company has evaluated and determined there were no further subsequent events.

Note 22 – Selected Unaudited Quarterly Financial Data

Certain unaudited selected quarterly financial results for the three and nine months ended September 30, 2025 are presented as follows:

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Revenue	$25,204	$65,833
Gross profit	$22,751	$59,423
Net loss	$(23,673)	$(89,362)
Weighted-average number of ordinary shares (1)	46,779,637	41,476,892
Basic and diluted loss per ordinary share (1)	$(0.51)	$(2.15)

(1) The loss per share, both basic and diluted, for the third quarter of 2024 was revised to record an immaterial correction to the amounts originally reported in the  September 30, 2024 Form 10-Q filed on  November 6, 2024 by incorporating the 3,679,400 shares of pre-funded warrants outstanding as of the reporting period, which were not included in the previous calculations and are now reflected in the weighted average shares outstanding.

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

Overview

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We have developed RTGel reverse-thermal hydrogel, a proprietary sustained release, hydrogel-based technology that has the potential to improve therapeutic profiles of existing drugs. Our technology is designed to enable longer exposure of urinary tract tissue to medications, making local therapy a potentially more effective treatment option. Our approved products Jelmyto (mitomycin) for pyelocalyceal solution and Zusduri (mitomycin) for intravesical solution are designed to ablate tumors by non-surgical means and to treat several forms of non-muscle invasive urothelial cancer, including low-grade upper tract urothelial cancer (“low-grade UTUC”) and recurrent low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”), respectively. In addition, our immuno-uro-oncology pipeline includes UGN-501 (formerly known as ICVB-1042), a next-generation investigational oncolytic virus.

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

We believe that RTGel, when formulated with an active drug, may allow for the improved efficacy of treatment of various types of urothelial and specialty cancers and urologic diseases without compromising the safety of the patient or interfering with the natural flow of fluids in the urinary tract. RTGel achieves this by:

•

increasing the exposure of active drugs in the bladder and upper urinary tract by significantly extending the dwell time of the active drug while conforming to the anatomy of the bladder and the upper urinary tract, which allows for enhanced drug tissue coverage. For example, the average dwell time of the standard aqueous mitomycin formulation, currently used as adjuvant treatment, in the upper urinary tract is approximately five minutes, compared to approximately four to six hours when mitomycin is formulated with RTGel;

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by regional business director positions, who are in turn supported by regional operations manager positions. Each region is additionally supported by clinical nurse educators to provide education and training around instillation, as well as field reimbursement managers to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto service line. In addition, our organization currently includes several medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 130 colleagues.

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

We estimate that the annual treatable population of low-grade intermediate risk NMIBC in the United States is approximately 82,000, of which approximately 23,000 are estimated to be newly diagnosed and 59,000 are estimated to be recurrent patients. Zusduri is administered locally using the standard practice of intravesical instillation directly into the bladder via a urinary catheter. The instillation into the bladder is expected to take place in a physician’s office as a non-operative outpatient treatment, in comparison with TURBT or similar surgical procedures, which are operations usually conducted under general anesthesia and may require an overnight stay. Complete surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by potentially reducing the need for surgery, patients may avoid potential complications associated with surgery and anesthesia. We estimate that approximately 68% of low-grade intermediate risk NMIBC patients have two or more recurrences, with approximately 23% having five or more recurrences. Repeated TURBT procedures to treat these recurrences can impact patients’ physical health and quality of life. Around 35% of patients will experience an adverse event within 90 days of undergoing a TURBT, and patients who have had two to four procedures have an estimated 14% greater risk of death than patients who have only had one procedure.

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

In June 2024, we announced secondary endpoint DOR data from the Phase 3 ENVISION trial investigating Zusduri for intravesical solution in patients with recurrent low-grade intermediate risk NMIBC. In the ENVISION trial, the 12-month DOR data by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri was 82.3% (95% CI, 75.9%, 87.1%). The ENVISION trial met its primary endpoint with patients having a 79.6% (73.9%, 84.5%) CR rate at three months after the first instillation of Zusduri. Among the patients in the ENVISION trial who achieved a CR at three months, 76.4% (69.8%, 82.3%) maintained a CR at 12 months. Among all 240 patients enrolled in the ENVISION trial, 60.8% (54.3%, 67.0%) were in CR at 12 months. The ENVISION trial demonstrated a similar safety profile to that observed in the OPTIMA II and ATLAS trials, with treatment-emergent adverse events typically mild-to-moderate in severity. The ENVISION trial data were published online in The Journal of Urology in October 2024 and were included in the February 2025 print edition.

In March 2025, we announced 18-month DOR data from the Phase 3 ENVISION trial. The 18-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri remained consistent with the 12-month DOR data: 80.6% (95% CI, 74.0%, 85.7%) at 18-months (n=101) compared to 82.5% (76.1%, 87.3%) at 12-months (n=146). Median follow-up time was 18.7 months after the three-month CR.

In August 2025, we announced 24-month DOR data from the Phase 3 ENVISION trial. The 24-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri was 72.2% (95% CI, 64.1%, 78.8%). Median follow-up time was 23.7 months after the three-month CR. The median DOR had not yet been reached.

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

As a post-marketing commitment, we have agreed with the FDA to complete the ongoing ENVISION trial to further characterize the clinical benefit of Zusduri for the treatment of patients with recurrent low-grade intermediate risk NMIBC. In addition, we committed to providing the FDA updates on DOR for all patients with ongoing CRs. The updates will continue until all ongoing patients experience a recurrence of low-grade intermediate risk NMIBC; progression; death; loss to follow-up; or reach 63 months after the first instillation as planned in the protocol, whichever occurs first.

We began promotion of Zusduri in the United States in late June 2025. We initiated a strategic multi-faceted approach to promote broad adoption and patient access to Zusduri, leveraging our customer-facing team of territory business managers, regional business directors, regional operations managers, clinical nurse educators, field reimbursement managers and medical science liaisons. Zusduri is now broadly accessible to patients through Commercial, Medicare, and Medicaid insurance programs, with open access for more than 95% of covered lives and approximately 296 million eligible patients. In October 2025, Zusduri was assigned a unique, permanent Healthcare Common Procedure Coding System (“HCPCS”) J-code (J9282) by CMS. The J-code is expected to be effective January 1, 2026.

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

In April 2024, we announced that the FDA accepted our Investigational New Drug Application (“IND”) for UGN-103 and we initiated our Phase 3 UTOPIA trial, a single-arm, multicenter study that will evaluate the efficacy and safety of UGN-103 in patients with recurrent low-grade intermediate risk NMIBC. In October 2024, we announced the first patient dosed in the UTOPIA trial, and in July 2025, we announced the completion of patient enrollment with 99 patients enrolled across multiple centers globally. Patients in the UTOPIA trial received 75 mg of mitomycin via intravesical instillation once a week for six weeks. Efficacy will be assessed by the CR rate at the three-month visit. Patients who have a CR at the three-month visit, defined as having no detectable disease in the bladder, will enter the follow-up period of the study. Patients will remain on study until disease recurrence, disease progression, death, or the last patient completes 12 months of follow-up (i.e., 15 months after the first instillation), whichever occurs first. A long-term follow up study will also be conducted following patients remaining in CR for up to five years after initiation of treatment with UGN-103. We reported a three-month CR rate of 77.8% (95% CI, 68.3%, 85.5%), consistent with results from the ENVISION clinical trial. The FDA has agreed with the regulatory plan to submit an NDA based on the data from our Phase 3 UTOPIA trial to support potential approval of UGN-103. We anticipate submitting an NDA for UGN-103 in the second half of 2026 with potential FDA approval in 2027.

In February 2025, the FDA accepted our IND for UGN-104, and we initiated a Phase 3 trial of UGN-104 in low-grade UTUC in June 2025.

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline previously included UGN-301, an anti-CTLA-4 monoclonal antibody, which we studied as a combination therapy with multiple agents. UGN-301 was delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapies.

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

The first combination we investigated clinically involved the sequential use of UGN-201 (imiquimod), a toll like receptor 7 ("TLR 7") agonist, and UGN-301 in high-grade NMIBC. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. The second combination we investigated clinically involved the sequential administration of gemcitabine and UGN-301 to the bladder in high-grade NMIBC. Gemcitabine is a chemotherapy that is used intravesically to treat high grade NMIBC where it is administered as a liquid formulation. We believed these two combinations could elicit both an innate and adaptive immune response, which may translate into a long-lasting acquired immune response, and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. We investigated these combinations to determine if they could make local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilized a Master Protocol that we believed would be a more efficient and streamlined approach to development. It provided more flexibility to add study arms as the trial progressed to increase efficiency and potentially reduce costs. We expected the Master Protocol would allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which was expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and enrollment in the study is complete. Safety and dosing data from the first arm evaluating UGN-301 as monotherapy was presented in late 2024.

In November 2025, we decided to discontinue development of UGN-301 based on our strategic priorities and provided Agenus notice of termination of the license agreement. Under the terms of the license agreement, following notice of termination, the agreement will terminate upon the later of (a) the expiration of a 180-day notice period; or (b) completion of all wind-down activities and delivery of all Agenus Improvements (as defined in the license agreement) to Agenus.

While the Phase 1 clinical study of UGN-301 confirmed proof of concept for our proprietary RTGel technology as a viable platform for local delivery of complex immunotherapies, UGN-301’s overall clinical profile did not meet our internal benchmarks for advancement to Phase 2. The program achieved key proof of concept objectives, including sustained bladder exposure with minimal systemic absorption and an acceptable safety and tolerability profile, demonstrating the ability to mitigate CTLA-4–related toxicities, and encouraging efficacy signals. These findings further reinforce the versatility and potential of RTGel technology to enable localized delivery of immunotherapy candidates. We do not expect to incur significant additional costs related to this program going forward.

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

Research and Development and License Agreements

Agenus Agreement

In November 2019, we entered into a license agreement with Agenus, pursuant to which Agenus granted us an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. In November 2025, we provided notice to terminate the license agreement with Agenus in connection with our decision to discontinue development of UGN-301. Under the terms of the license agreement, following notice of termination, the agreement will terminate upon the later of (a) the expiration of a 180-day notice period; or (b) completion of all wind-down activities and delivery of all Agenus Improvements (as defined in the license agreement) to Agenus.

For additional information regarding our research and development and license agreements, see Note 13 and Note 21 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Components of Operating Results

Revenue

During the three and nine months ended September 30, 2025 we recognized $27.5 million and $72.0 million of revenue, respectively, from sales of our products.

Cost of Revenue

Cost of revenue consists primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto and Zusduri, including inventory write-downs. In periods prior to receiving FDA approval for Jelmyto and Zusduri, we recognized inventory and related manufacturing costs as research and development expense.

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

The following table provides a breakout of expenses by major cost type:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Personnel, facility and equipment, and other overhead costs	$14,211	$12,320
Clinical and other development costs	38,582	29,930
Total	$52,793	$42,251

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Revenue	$27,482	$25,204	$2,278
Cost of revenue	3,278	2,453	825
Gross profit	24,204	22,751	1,453
Operating expenses:
Research and development	14,008	11,355	2,653
Selling and marketing	23,678	17,780	5,898
General and administrative	13,904	11,161	2,743
Total operating expenses	51,590	40,296	11,294
Operating loss	(27,386)	(17,545)	(9,841)
Financing on prepaid forward obligation	(4,621)	(5,915)	1,294
Interest expense on long-term debt	(3,373)	(2,721)	(652)
Interest and other income, net	979	2,599	(1,620)
Loss before income taxes	(34,401)	(23,582)	(10,819)
Income tax expense	1,054	(91)	1,145
Net loss	$(33,347)	$(23,673)	$(9,674)

Revenue

Revenue was $27.5 million and $25.2 million for the three months ended September 30, 2025 and 2024, respectively. The increase in revenue of $2.3 million primarily reflects higher sales volume of Jelmyto and lower revenue reserves, primarily driven by lower estimated Medicare refunds for discarded drugs based off amounts billed to date, partially offset by CREATES Act related sales of $2.6 million recorded in the third quarter of 2024. The increase also reflects sales of Zusduri, which was launched in the third quarter of 2025.

Cost of Revenue

Cost of revenue was $3.3 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively. The increase in cost of revenue of $0.8 million is primarily attributable to higher unit costs for Jelmyto, as well as increased shipping and warehousing expenses. In periods prior to receiving FDA approval for Zusduri, we recognized inventory and related costs associated with the manufacture of Zusduri as research and development expenses. We expect this to continue to impact cost of revenue through approximately 2027 as we produce Zusduri at costs reflecting the full cost of manufacturing and as we deplete inventories that we expensed prior to receiving FDA approval.

Research and Development Expenses

Research and development expenses were $14.0 million and $11.4 million for the three months ended September 30, 2025 and 2024, respectively. The increase in research and development expenses of $2.6 million is primarily attributable to costs associated with the Phase 3 UTOPIA trial for UGN-103 and the Phase 3 trial for UGN-104, partially offset by lower clinical trial costs, manufacturing costs, and regulatory expenses in connection with Zusduri.

Selling and Marketing Expenses

Selling and marketing expenses were $23.7 million and $17.8 million for the three months ended September 30, 2025 and 2024, respectively. The increase in selling and marketing expenses of $5.9 million is primarily attributable to Zusduri commercial activities as well as an increase in overall commercial operation costs including the expansion of the sales force, compensation, advisory, meetings, conferences, trainings and back office support costs.

General and Administrative Expenses

General and administrative expenses were $13.9 million and $11.2 million for the three months ended September 30, 2025 and 2024, respectively. The increase in general and administrative expenses of $2.7 million is primarily attributable to higher compensation expenses, expenses related to commercialization support related to Zusduri, general third-party advisory services, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $4.6 million and $5.9 million for the three months ended September 30, 2025 and 2024, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $1.3 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $3.4 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively. The increase in interest expense was primarily attributable to the interest expense on the $25.0 million third tranche under the Pharmakon loan that was funded in September 2024.

Interest and Other Income, Net

Interest and other income, net was $1.0 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in interest and other income, net was primarily due to lower cash and investment balances.

Comparison of the nine months ended September 30, 2025 and 2024

The following table sets forth our results of operations for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Revenue	$71,951	$65,833	$6,118
Cost of revenue	9,158	6,410	2,748
Gross profit	62,793	59,423	3,370
Operating expenses:
Research and development	52,793	42,251	10,542
Selling and marketing	73,659	53,751	19,908
General and administrative	42,089	32,545	9,544
Total operating expenses	168,541	128,547	39,994
Operating loss	(105,748)	(69,124)	(36,624)
Financing on prepaid forward obligation	(13,848)	(17,348)	3,500
Interest expense on long-term debt	(11,573)	(8,629)	(2,944)
Interest and other income, net	4,392	5,922	(1,530)
Loss before income taxes	(126,777)	(89,179)	(37,598)
Income tax expense	(353)	(183)	(170)
Net loss	$(127,130)	$(89,362)	$(37,768)

Revenue

Revenue was $72.0 million and $65.8 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in revenue of $6.2 million primarily reflects the increased volume of sales of Jelmyto as well as sales of Zusduri, which was launched in the third quarter of 2025.

Cost of Revenue

Cost of revenue was $9.2 million and $6.4 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cost of revenue of $2.8 million is primarily attributable to the increased volume of sales of Jelmyto as well as increased costs related to a higher unit cost of Jelmyto, increased shipping and warehousing expenses and an inventory write-off. In periods prior to receiving FDA approval for Zusduri, we recognized inventory and related costs associated with the manufacture of Zusduri as research and development expenses. We expect this to continue to impact cost of revenue through approximately 2027 as we produce Zusduri at costs reflecting the full cost of manufacturing and as we deplete inventories that we expensed prior to receiving FDA approval.

Research and Development Expenses

Research and development expenses were $52.8 million and $42.3 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in research and development expenses of $10.5 million is primarily attributable to higher manufacturing costs for Zusduri, which are recognized as research and development expenses prior to our product candidates receiving FDA approval, costs associated with the Phase 3 UTOPIA trial for UGN-103 and the Phase 3 trial for UGN-104, as well as the acquisition of certain assets of IconOVir, partially offset by lower clinical trial costs and regulatory expenses in connection with Zusduri.

Selling and Marketing Expenses

Selling and marketing expenses were $73.7 million and $53.8 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in selling and marketing expenses of $19.9 million is primarily attributable to Zusduri commercial preparation activities as well as an increase in overall commercial operation costs including the expansion of the sales force, compensation, advisory, meetings, conferences, trainings and back office support costs.

General and Administrative Expenses

General and administrative expenses were $42.1 million and $32.5 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in general and administrative expenses of $9.6 million is primarily attributable to higher compensation expenses, expenses related to pre-commercialization readiness support related to Zusduri, general third-party advisory services, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $13.8 million and $17.3 million for the nine months ended September 30, 2025 and 2024, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $3.5 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $11.6 million and $8.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in interest expense was primarily attributed to the interest expense on the $25.0 million third tranche under the Pharmakon loan that was funded in September 2024.

Interest and Other Income, Net

Interest and other income, net was $4.4 million and $5.9 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in interest and other income, net was primarily attributable to lower average balances in interest-bearing accounts over the period and the interest rate environment in 2025 reflected a lower rate trend, resulting in reduced interest income.

Liquidity and Capital Resources

As of September 30, 2025, we had $127.4 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through September 30, 2025, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon, and product sales.

ATM Sales Agreement

In December 2019, we entered into a sales agreement (the "ATM Sales Agreement") with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”) pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million.

In the first quarter of 2024, we sold 3,400,468 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $56.1 million. The net proceeds to us after deducting sales commissions to TD Cowen were approximately $54.7 million. During the third quarter of 2025, we sold 416,248 ordinary shares under the ATM Sales Agreement, for gross proceeds of approximately $8.2 million. The net proceeds to us after deducting sales commissions to TD Cowen were approximately $8.0 million. The remaining capacity under the ATM Sales Agreement was approximately $19.1 million as of September 30, 2025. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022, or a subsequent shelf registration statement.

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

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and could have been drawn at our option no later than August 29, 2025, subject to the satisfaction of customary bringdown conditions and deliverables. We elected not to draw down the fourth tranche.

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

We have incurred losses since our inception and negative cash flows from our operations, and as of September 30, 2025, we had an accumulated deficit of $933.4 million. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy, including the commercial launch of Zusduri, the continued commercialization of Jelmyto, and engaging in further research and development activities. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to produce cash inflows from Jelmyto and Zusduri product sales, the rate of physician and patient adoption of Zusduri and our ability to raise additional capital to fund our operations in the future. Based on our cash and cash equivalents and marketable securities as of September 30, 2025, together with management’s cash flow projections, we believe we have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report. If we are unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, we may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate sufficient product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Funding and Material Cash Requirements

Our present and future funding and material cash requirements will depend on many factors, including, among other things:

●	the progress, timing and completion of clinical trials for UGN-103, UGN-104 and UGN-501;

●	nonclinical studies and clinical trials for any of our product candidates;

●

the costs related to obtaining regulatory approval for UGN-103, UGN-104, UGN-501 and any other product candidates, and any delays we may encounter as a result of regulatory requirements or adverse clinical trial results with respect to any of our product candidates;

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

●

revenues we may derive either directly or in the form of royalty payments from future sales of Jelmyto, Zusduri, and, if approved, UGN-103, UGN-104, UGN-501, RTGel reverse thermal hydrogel technology and any other product candidates; and

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

In November 2019, we entered into a new lease agreement, dated effective October 31, 2019, for an office in Princeton, NJ. The lease commencement date was November 29, 2019 and the lease term is 38 months. In June 2022, we signed an amendment to our November 2019 lease agreement to extend the term for an additional three years through January 31, 2026. In August 2025, we signed an additional extension to our November 2019 lease agreement to extend the lease term through April 30, 2031. We concluded that the lease renewal option in the agreement is not reasonably certain to be exercised.

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

The total obligation for future minimum lease payments under our operating and finance leases are $4.1 million and $6.0 million, respectively, as of September 30, 2025. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

On March 7, 2022, we entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and could have been drawn at our option no later than August 29, 2025, subject to customary bringdown conditions and deliverables. We elected not to draw the fourth tranche.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(124,119)	$(83,147)
Investing activities	33,841	(81,234)
Financing activities	8,602	194,548
Net change in cash and cash equivalents	$(81,676)	$30,167

Operating Activities

Net cash used in operating activities was $124.1 million during the nine months ended September 30, 2025, compared to $83.1 million during the nine months ended September 30, 2024. The $41.0 million increase was attributable primarily to higher net loss driven by increased operating expenses such as commercial preparation costs related to Zusduri and clinical trials expenses related to UGN-103 and UGN-104, as well as timing of certain payments and accruals.

Investing Activities

Net cash provided by investing activities was $33.8 million during the nine months ended September 30, 2025, compared to net cash used in investing activities of $81.2 million during the nine months ended September 30, 2024. The net change of $115 million primarily reflects higher investments in marketable securities in 2024, funded by the proceeds from the issuance of ordinary shares under the ATM Sales Agreement and the underwritten public offering, compared to 2025.

Financing Activities

Net cash provided by financing activities was $8.6 million during the nine months ended September 30, 2025, compared to $194.5 million during the nine months ended September 30, 2024. The decrease of $185.9 million is attributable primarily to proceeds from the issuance of ordinary shares under the ATM Sales Agreement in the first quarter of 2024, the underwritten public offering in the second quarter of 2024 and the issuance of debt related to the third tranche of the Pharmakon loan in the third quarter of 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of September 30, 2025, we had $127.4 million in cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on September 30, 2025, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2025 or 2024.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar appreciated against the NIS during 2024 by a total of 1.2%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the nine months ended September 30, 2025, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings.

On April 2, 2024, UroGen Pharma Ltd. filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing market entry of a generic product from Teva prior to the expiry of such patents. The Company stipulated to the dismissal of Teva Pharmaceutical Industries, Ltd. without prejudice and the action continues against the other two Teva entities. On May 19, 2025, the Company filed an amended complaint in this action, adding U.S. Patent Number 12,268,745 to this patent-infringement litigation. These patents are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for Jelmyto. The lawsuit follows an Abbreviated New Drug Application filed by Teva Pharmaceuticals, Inc., which seeks authorization from the FDA to manufacture, use or sell a generic version of mitomycin for pyelocalyceal solution, 40 mg/vial in the United States before the expiry of the patents referenced above. By order dated February 27, 2025, the court approved the parties’ joint stipulation to remove the Markman hearing and any related claim-construction proceedings from the court’s calendar. Additionally, by the court’s order dated August 28, 2025, the parties stipulated that upon final approval of Teva’s ANDA, the commercial manufacture, use, sale, or offer for sale within the United States, or importation into the United States, of that product would infringe certain claims of the patents asserted in the action, thus narrowing the scope of the action to the validity of those certain patent claims. This matter is scheduled for a bench trial in October 2026.

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

•

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto and Zusduri for commercial use, and to produce and administer UGN-103, UGN-104, UGN-201, and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-103, UGN-104, UGN-201 and UGN-501, if approved; or for any approved products that include UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, Zusduri, UGN-103, UGN-104, UGN-201 or UGN-501, or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur losses and negative cash flows as we execute on our strategy and may not generate positive or sufficient cash flows from operations in the future, which may have an adverse impact on our working capital, total assets, stockholders’ equity and our ability to service our indebtedness and commitments.*

We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $126.9 million and $102.2 million for the years ended December 31, 2024 and 2023, respectively. As of September 30, 2025, we had an accumulated deficit of $933.4 million. We expect to continue to incur losses and negative cash flows as we execute our strategy, including the commercial launch of Zusduri, the continued commercialization of Jelmyto, and engaging in further product development activities. Our ability to ultimately achieve and sustain recurring revenues and profitability is dependent upon our ability to successfully commercialize our products and complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our product candidates, if approved.

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

We may require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our commercial products Jelmyto and Zusduri. As of September 30, 2025, we had cash and cash equivalents and marketable securities of $127.4 million. To fund our operations, develop our product candidates and commercialize Jelmyto and Zusduri, we have relied primarily on equity and debt financings and revenue generated from sales of our approved products.

In December 2019, we entered into the ATM Sales Agreement with Cowen pursuant to which we may from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million. As of September 30, 2025, approximately $19.1 million remain available for sale under the ATM Sales Agreement.

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

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon for an additional third and fourth tranche of senior secured loan. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and could have been drawn at our option no later than August 29, 2025, subject to the satisfaction of customary bringdown conditions and deliverables. We elected not to draw down the fourth tranche.

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

Our indebtedness resulting from our loan agreement with Pharmakon could adversely affect our financial condition or restrict our future operations.*

In March 2022, we entered into a loan agreement with Pharmakon pursuant to which the Lenders funded the Initial Term Loans to the Borrower in an aggregate principal amount of $100.0 million in two tranches. In March 2024, we amended and restated the loan agreement, pursuant to which the Lenders agreed to make additional term loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and could have been drawn at our option no later than August 29, 2025, subject to customary bringdown conditions and deliverables. We elected not to draw down the fourth tranche.

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

Risks Related to Our Business and Strategy

We are highly dependent on the successful commercialization of our approved products, Jelmyto and Zusduri.*

Jelmyto is our first product, which we commercially launched in the United States in June 2020. Zusduri is our second product, which we began commercializing in the United States in late June 2025. We have invested significant efforts and financial resources in the research and development of Jelmyto and Zusduri. We are focusing a significant portion of our activities and resources on Jelmyto and Zusduri, and we believe our prospects are highly dependent on, and a significant portion of the value of our company relates to, our ability to successfully commercialize Jelmyto and Zusduri in the United States.

Successful commercialization of Jelmyto and Zusduri is subject to many risks. We initiated our commercial launch of Jelmyto in June 2020, and prior to that, we had never, as an organization, launched or commercialized any product. There is no guarantee that our commercialization efforts will be successful, or that we will be able to successfully launch and commercialize any other product candidates that receive regulatory approval. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established and expanded our commercial team and our U.S. sales force, we will need to maintain, further train and develop our team in order to successfully execute the ongoing commercialization of Jelmyto and commercial launch of Zusduri. There are many factors that could cause the commercialization of Jelmyto and Zusduri to be unsuccessful, including a number of factors that are outside of our control. We must also properly educate physicians and nurses on the skillful preparation and administration of Jelmyto and Zusduri, and develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

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

If sales of Jelmyto and/or Zusduri do not meet expectations, our share price could decline significantly and the long-term success of the products and our company could be harmed.

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

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto, Zusduri and any of our product candidates that receive regulatory approval.*

Our strategy is to build and maintain a fully integrated biotechnology company to successfully execute the commercialization of Jelmyto and Zusduri in the United States. Jelmyto became available in the United States in June 2020 and Zusduri became available in the United States in June 2025. While we have established a commercial management team and have also established a field-based organization comprised of a sales team, reimbursement support team, clinical nurse educators, national account managers and medical science liaisons, we currently have limited experience commercializing pharmaceutical products as an organization. In order to successfully commercialize Jelmyto and Zusduri, we must continue to develop our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully further develop these capabilities. Additionally, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize Jelmyto and Zusduri would be limited, and we would not be able to generate product revenues successfully. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Jelmyto and Zusduri will be harmed.*

Our sales force has promoted Jelmyto since its launch in June 2020. Jelmyto is the first drug approved by the FDA for the treatment of low-grade UTUC. Similarly, Zusduri was approved by the FDA in June 2025, and is the first and only FDA-approved medication for adults with recurrent low-grade intermediate risk NMIBC. As a result, we are, and will continue to, be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing Jelmyto for the treatment of low-grade UTUC, and Zusduri for the treatment of recurrent low-grade intermediate risk NMIBC.

In addition, we must train our sales force to ensure that consistent and appropriate messaging about Jelmyto and Zusduri is being delivered to our customers. We generally manage and deploy our sales force by geographic coverage across the United States. Lack of coverage due to turnover of personnel, and/or inability to identify and integrate additional personnel would have a negative impact on our ability to engage with physicians and other stakeholders. If we are unable to effectively train, deploy and retain our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate customers about the benefits and risks of Jelmyto and Zusduri and their proper administration, our efforts to successfully commercialize Jelmyto and Zusduri could be compromised, which would negatively impact our ability to generate product revenues.

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

The market opportunities for Jelmyto, Zusduri and our product candidates may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.*

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We believe Zusduri may provide an alternative to surgery as the standard of care for certain urothelial cancers. However, the market opportunity for Zusduri may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed. Our other or future product candidates, including UGN-103, UGN-104 and UGN-501 may face similar risks.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who have previously failed prior treatments, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or third-party market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, our pivotal Phase 3 clinical trial for Jelmyto was designed to evaluate the use of Jelmyto for the treatment of tumors in the renal pelvis (the funnel-like dilated part of the ureter in the kidney) and was not designed to evaluate the use of Jelmyto for the treatment of tumors in the ureter (the tube that connects the kidneys to the bladder). Even though Jelmyto is approved for the treatment of low-grade UTUC, some physicians have chosen, and physicians may choose in the future, to only use it to treat tumors in the renal pelvis and not tumors in the ureter, which would limit the degree of physician adoption and market acceptance of Jelmyto. Even if we obtain significant market share, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including the use of the products as first- or second-line therapy. For example, low-grade UTUC is a rare malignant tumor of the cells lining the urinary tract and there is limited scientific literature or other research on the incidence and prevalence of low-grade UTUC. If our estimates of the incidence and prevalence of low-grade UTUC are incorrect, Jelmyto’s commercial viability may prove to be limited, which may negatively affect our financial results.

Jelmyto, Zusduri and any of our product candidates that receive regulatory approval may fail to achieve the broad degree of physician adoption and use and market acceptance necessary for commercial success.*

The commercial success of Jelmyto, Zusduri and any product candidates that receive regulatory approval will depend significantly on their broad adoption and use by physicians for approved indications, including, in the case of Jelmyto, for the treatment of adults with low-grade UTUC, and in the case of Zusduri, for the treatment of adults with recurrent low-grade intermediate risk NMIBC, and for other therapeutic indications that we may seek to pursue with any of our product candidates. Physicians treating low-grade UTUC and recurrent low-grade intermediate risk NMIBC have never had to consider treatments other than surgery. The degree and rate of physician and patient adoption of Jelmyto, Zusduri, or any of our product candidates, if approved, will depend on a number of factors, including:

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AADi LLC, Aura Biosciences, Inc., Biocancell Ltd., Bristol Myers Squibb, CG Oncology Inc., enGene Holdings, Ferring Pharmaceuticals, FKD Therapies Oy, GSK, ImmunityBio, ImPact Biotech Ltd., Johnson & Johnson, LIPAC Oncology, Merck Sharp & Dohme Corp, Pfizer, Prokarium, Protara Therapeutics, Relmada Therapeutics, Relmada Therapeutics, Roche, Samyang Biopharma, SURGE Therapeutics, Trigone Pharma, Tyra Biosciences, Viralytics Limited and Vyriad. We are aware of the FDA's approval of treatments such as Ferring Pharmaceuticals' Adstiladrin, which was approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC in 2023, and Johnson & Johnson's Inlexzo, which was approved by the FDA for high-grade BCG-unresponsive NMIBC in September 2025. We are also aware there are companies among this list conducting clinical trials in various phases in the same indications in which we are developing products. In addition, we received from Teva a Paragraph IV Certification Notice Letter in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. See Part II, Item 1. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto, Jelmyto may be subject to immediate competition from FDA approved generic entrants after orphan drug exclusivity for Jelmyto expires in April 2027.

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

Our ability to market Jelmyto, Zusduri and any of our product candidates that receive regulatory approval is and will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.*

Jelmyto is indicated for adult patients with low-grade UTUC and Zusduri is indicated for adult patients with recurrent low-grade intermediate risk NMIBC. We are currently developing UGN-103, UGN-104 and UGN-501 for the treatment of various forms of urothelial cancer. The FDA and other applicable regulatory agencies will restrict our ability to market or advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop and, if approved, promote and commercialize new treatment indications for our products in the future, but we cannot predict when or if we will receive the regulatory approvals required to do so. Failure to receive such approvals will prevent us from promoting or commercializing new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

We have limited experience in conducting clinical trials and obtaining approval for product candidates and may be unable to do so successfully.*

As a company, we have limited experience in conducting clinical trials and have progressed only two product candidates through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that the planned clinical trials will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Third-party clinical investigators do not operate under our control. Any performance failure on the part of such third parties could delay the clinical development of our product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

Disruptions to the operations of the FDA, the SEC and other government agencies, including as a result of changes in funding or personnel, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely.*

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, including substantial leadership departures, personnel cuts, and policy changes, and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities, including the current shutdown which is ongoing. In addition, there have been significant staff reductions at the FDA and other federal agencies in 2025, which may impact the ability of the FDA to review and approve new products on targeted timelines or otherwise. If the current shutdown continues, or another prolonged government shutdown occurs or if the FDA experiences resource constraints, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, current or any future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products and product candidates. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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

Collaborations may not lead to development or commercialization of product candidates in the most efficient manner, or at all, and may otherwise experience challenges. For example, in August 2020, we announced that the Phase 2 APOLLO trial of BOTOX/RTGel for the treatment of overactive bladder, which was conducted by Allergan Pharmaceuticals Limited (“Allergan”), did not meet the primary endpoint. The data suggested that this result may have been due to BOTOX not effectively permeating the urothelium. In November 2021 our arrangement with Allergan was terminated. In addition, in November 2019, we entered into a license agreement with Agenus to license the rights to develop UGN-301. In November 2025, we provided notice to terminate the license agreement with Agenus in connection with our decision to discontinue development of UGN-301.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto and Zusduri for commercial use, and to produce UGN-103, UGN-104, UGN-201 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-103, UGN-104, UGN-201 and UGN-501 if approved, or for any approved products that include UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, Zusduri, UGN-103, UGN-104, UGN-201 or UGN-501, or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third-party subcontractors and suppliers for compounds and components necessary to produce Jelmyto and Zusduri for commercial use and UGN-103, UGN-104, UGN-201 and UGN-501 for our nonclinical studies and clinical trials, and expect to rely on third-party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd, as our single-source supplier of mitomycin API for Jelmyto, Zusduri, UGN-103 and UGN-104. We currently rely on Cenexi-Laboratories Thissen s.a. for the mitomycin contained in Jelmyto and Zusduri. We depend on Isotopia Molecular Imaging Ltd. as our single contracted suppliers for the hydrogel contained in Jelmyto and Zusduri. We also currently depend on a single source supplier for the imiquimod contained in UGN-201 and for UGN-501. We have entered into a supply agreement with medac, and pending successful completion of development we will depend on medac as our supplier for the mitomycin contained in UGN-103 and UGN-104. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto and Zusduri for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and Zusduri. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto and Zusduri or any other approved products.

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements for Jelmyto, Zusduri, or any of our product candidates if approved for marketing by the FDA or foreign regulatory authorities. We plan to continue to rely on third parties for the manufacture of mitomycin API, mitomycin for solution, the hydrogel contained in Jelmyto, Zusduri, UGN-103, UGN-104, imiquimod for UGN-201, UGN-501, as well as for the raw materials, compounds and components necessary to produce our products and product candidates and for nonclinical studies and clinical trials.

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

We currently use single source suppliers relative to production of the RTGel products, the ureteral catheter and injector which are required to be used in the delivery of Jelmyto and the ureteral catheter used in the delivery of Zusduri. We are assessing second source suppliers regarding certain components of Jelmyto and Zusduri and are advancing these conversations as a means to ensure both a second source and potential future reductions in cost of revenues. However, there can be no assurance that we will be able to secure any second-source suppliers for these key components on a timely basis, on favorable terms, or at all.

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

The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. Such tariffs may significantly increase our costs for certain products. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should our costs rise significantly due to tariffs, it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources may require several months to years and substantial investment and regulatory approvals, and in some cases, alternate suppliers may not be available due to the proprietary technology of the supplier (as in the case of UGN-103 and UGN-104). Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of September 30, 2025, we had 287 employees, of whom 41 are based in Israel and 246 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our products and product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

Additionally, on July 9, 2021, former President Biden signed an executive order encouraging the Federal Trade Commission (“FTC”) to curtail unfair use of non-compete agreements and other agreements that may unfairly limit worker mobility. While we cannot predict how the initiatives set forth in the executive order will be implemented or, as a result, the impact that the executive order will have on our operations, there is now increased uncertainty regarding the long-term enforceability of our non-compete agreements. Although the FTC has abandoned its efforts to enforce a blanket ban on most employee non-compete agreements, its recent enforcement actions and announced initiatives suggest the agency will continue targeted enforcement. Moreover, the law governing non-compete agreements and other forms of restrictive covenants varies from state to state within the U.S. and some states are reluctant to strictly enforce non-compete agreements.

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

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, in-licensed patents, pending patent applications, trade secrets and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently own, co-own or exclusively license approximately 34 patents that are directed to protect our approved products, Jelmyto and Zusduri, as well as UGN-103 and UGN-104, our proprietary RTGel technology, local compositions comprising different active ingredients, including, inter alia, compositions comprising a Botulinum Toxin, UGN-201, the use of UGN-201 and UGN-301, UGN-501 and our future product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2025 and 2044. In total, our IP portfolio includes approximately 50 granted patents worldwide, and more than roughly 45 pending patent applications filed in the U.S., Europe, Israel, Japan, Canada, China, Australia and Korea that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2044.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for Jelmyto, Zusduri or our product candidates, we may be open to competition from generic versions thereof. We received a Paragraph IV Certification Notice Letter from Teva in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. See Part II, Item 1. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto or Zusduri, they will be subject to immediate competition from generic entrants after regulatory exclusivity expires in April 2027 and Zusduri in June 2028. Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. These changes also include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2032 unless additional Congressional action is taken. Further, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s AMP, for single source and innovator multiple source drugs, effective January 1, 2024.

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

The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. These laws may result in additional reductions in healthcare funding, which could have an adverse effect on our customers and accordingly, our financial operations. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether regulations, guidance or interpretations will be changed, or what the impact of such changes on our operations, including the marketing approvals of our product candidates may be.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, decisions about reimbursement for new medicines under Medicare are made by CMS, as the administrator for the Medicare program. Private third-party payors often use CMS as a model for their coverage and reimbursement decisions, but also have their own methods and approval process apart from CMS’s determinations. Our experience to date has demonstrated coverage with CMS and commercial payors for Jelmyto, and we have established written policies with certain commercial providers. However, it is difficult to predict what third-party payors will decide with respect to reimbursement for fundamentally novel products such as Zusduri, as there is no body of established practices and precedents for these new products.

Reimbursement may impact the demand for, and/or the price of, any product for which we obtain marketing approval. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of the cost of our products. Moreover, for products administered under the supervision of a physician, obtaining and maintaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, such as Zusduri, and coverage may be more limited than the purposes for which the drug is approved by the FDA or applicable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. On December 20, 2019, we entered into the ATM Sales Agreement pursuant to which we may from time to time offer and sell our ordinary shares, having an aggregate offering price of up to $100.0 million, to or through Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the-market offering”. As of September 30, 2025, approximately $19.1 million remain available for sale under the ATM Sales Agreement. The shares will be offered and sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on November 15, 2022, which was declared effective on November 29, 2022, or a subsequent shelf registration statement.

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

Risks Related to our Operations in Israel

Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.*

Our research and development facility is located in Ra’anana, Israel, and certain of our key vendors and suppliers, including Isotopia Molecular Imaging Ltd., our single contracted supplier for the hydrogel contained in Jelmyto and Zusduri, are located in Israel. If these or any future facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemics, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize the ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

The effects of the Israel-Hamas war are difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. For example, these events may be intertwined with wider macroeconomic factors relating to a deterioration of Israel’s economic standing that may involve, for instance, a downgrade in Israel’s credit rating and outlook by rating agencies. Any of these implications on Israel’s security, business, economic or financial conditions may have an adverse effect on our ability to effectively conduct our business, our results of operations and our ability to raise additional funds.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of September 30, 2025, we had 287 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Trading Plans

On  August 15, 2025, our Chief Medical Officer, Mark Schoenberg, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, to sell up to 40,000 ordinary shares. The trading plan expires on  November 18, 2026.

Agenus License Agreement Termination

In November 2025, we provided notice to terminate the license agreement with Agenus in connection with our decision to discontinue development of UGN- 301. Under the terms of the license agreement, following notice of termination, the agreement will terminate upon the later of (a) the expiration of a 180-day notice period; or (b) completion of all wind-down activities and delivery of all Agenus Improvements (as defined in the license agreement) to Agenus. We do not expect to incur any costs in connection with the termination of the agreement.

Lease Extension

On August 8, 2025, we entered into an amendment to our lease agreement, dated November 4, 2019, between us and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (collectively, the “Landlord”). Pursuant to the amendment, we extended the expiration date of the lease from January 31, 2026 to April 30, 2031. Commencing with the extension term on February 1, 2026, our base rent will be approximately $0.6 million per year, or approximately $3.0 million in total during the extension term.

The foregoing summary of the lease amendment is qualified in its entirety by reference to the lease amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

10.1	Amendment to Lease Agreement, dated August 8, 2025, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

November 6, 2025	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

November 6, 2025	By:	/s/ Chris Degnan
Chris Degnan
Chief Financial Officer (Principal Financial and Accounting Officer)