Form 10-K
period 2025-12-31
UroGen Pharma Ltd.
filed 2026-03-02
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑No ☐

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

The aggregate market value of the ordinary shares held by non-affiliates of the registrant as of June 30, 2025 totaled approximately $620.4 million based on the closing price of the registrant’s ordinary shares on that day as reported by the Nasdaq Stock Market LLC. Such value excludes ordinary shares held by executive officers, directors and certain entities affiliated with directors as of June 30, 2025.

As of February 24, 2026, there were 48,682,280 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 30, 2026 are incorporated by reference into Part III of this report.

III

PART I

INTRODUCTION

Unless otherwise indicated, “UroGen Pharma,” "UroGen," “the Company,” “our Company,” “we,” “us” and “our” refer to UroGen Pharma Ltd. and its subsidiary, UroGen Pharma, Inc.

UroGen, RTGel, Jelmyto and Zusduri are trademarks of ours that we use in this Annual Report on Form 10-K (this "Annual Report"). This Annual Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to our trademark and tradenames. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

We may, in some cases, use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•

the timing and conduct of our clinical trials, including statements regarding the timing, progress and results of current and future nonclinical studies and clinical trials, and our research and development programs;

•	the clinical utility, potential advantages and timing or likelihood of regulatory filings and approvals of our product candidates;
•	our expectations regarding timing for application for and receipt of a regulatory review decision for any of our product candidates;
•	our ongoing and planned development of product candidates including UGN-103, UGN-104, UGN-501, and our discovery of new product candidates;
•	our expectations regarding future growth, including our ability to develop, and obtain regulatory approval for, new product candidates;
•	our ability to obtain additional financing to support our operations;
•	our ability to obtain and maintain adequate intellectual property rights and adequately protect and enforce such rights;
•

our ability to maintain our existing collaboration and licensing arrangements and enter into and maintain other collaborations, licensing arrangements or in-license or acquire rights to other products, product candidates or technologies;

•	our plans to develop and commercialize our in-line and investigational product candidates;
•	our estimates regarding the commercial potential and market opportunity for our product pipeline and investigational products;
•	our estimates regarding expenses, future revenues, capital requirements and the need for additional financing;
•	the impact of our research and development expenses as we continue developing investigational product candidates;
•	the future nonclinical and clinical development of licensed products, including UGN-103, UGN-104 and UGN-501, and their commercial opportunity; and
•	the impact of government laws and regulations.

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

•

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto and Zusduri for commercial use, and to produce and administer UGN-103, UGN-104 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-103, UGN-104 and UGN-501, if approved; or for any approved products that include UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, Zusduri, UGN-103, UGN-104 or UGN-501, or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

•	Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

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

RTGel: Our Reverse Thermal Hydrogel Technology

RTGel is a novel proprietary polymeric biocompatible, reverse thermal gelation hydrogel technology, which, unlike the general characteristics of most forms of matter, is liquid at lower temperatures and converts into gel form when warmed to body temperature. We believe that these characteristics promote ease of delivery into and retention of drugs in body cavities, including the bladder and the upper urinary tract, forming a transient reservoir of drug that dissolves over time while preventing rapid excretion and providing for increased dwell time. RTGel leverages the physiologic flow of urine to provide a natural exit from the body.

RTGel’s components are polymer-based and are inactive ingredients that are used in our FDA approved products, Jelmyto and Zusduri. We formulate RTGel with an active drug: mitomycin in the case of Jelmyto and Zusduri. The resulting formulations are instilled intravesically in liquid form directly into the upper urinary tract or bladder using standard instillation methodologies via catheters or nephrostomy tube, and thereafter convert into gel form at body temperature. Subsequently, upon contact with urine, RTGel gradually dissolves and releases the active drug over a period of several hours and is less affected by urine creation and voiding cycles as compared to water formulations.

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

These characteristics of RTGel enable sustained release of mitomycin in the urinary tract for Jelmyto, Zusduri, UGN-103 and UGN-104. Further, RTGel may be particularly effective in the bladder and upper urinary tract where tumor visibility and access are challenging, and where there exists a significant amount of urine flow and voiding. We believe that these characteristics of RTGel may prove useful for the local delivery of active drugs to other bodily cavities in addition to the bladder and upper urinary tract.

Mitomycin—Our Drugs for the Treatment of Low-Grade UTUC and Low-Grade Intermediate Risk NMIBC

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

Mitomycin’s mechanism of action is on the cancer cell’s DNA and has been demonstrated to be most effective when the cancer cell is in its S-phase, or synthesis phase, during which the DNA is replicated. Each cancer cell goes through various phases during the cell cycle. However, the cell cycle is not synchronized in all cancer cells, which means that at any given point in time only a portion of the cancer cells are at their S-phase, or susceptible to the instilled mitomycin. Increased dwell time, facilitated by our RTGel preparations Jelmyto, Zusduri, UGN-103 and UGN-104, is designed to increase cell killing in vitro when compared to aqueous solutions of mitomycin.

Our Approved Products

Jelmyto

Jelmyto is our novel sustained-release RTGel-based formulation of mitomycin that we have developed for the treatment of low-grade UTUC. RTGel is liquid at lower temperatures and converts into gel form at body temperature. This temperature-dependent viscosity characteristic allows for instillation of the chilled Jelmyto in its liquid form to the upper urinary tract via standard urinary procedures utilizing a catheter or nephrostomy tube . Once instilled, Jelmyto converts into gel form at body temperature. Subsequently, upon contact with urine, Jelmyto gradually dissolves and releases the active drug, mitomycin, over a period of several hours versus several minutes for mitomycin in its water-based formulation.

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

Limitations of Other Treatments for Low-Grade Upper Tract Urothelial Carcinoma

Before the approval of Jelmyto in April 2020, there were no drugs approved by the FDA for the treatment of low-grade UTUC, representing a significant unmet medical need. Currently, low-grade UTUC is frequently managed with radical nephroureterectomy ("RNU"), which is complete kidney and upper urinary tract removal. Recent advances in resection instrument technology have allowed physicians to treat patients with low-grade UTUC using endoscopic tumor resection, a kidney-sparing treatment, rather than nephroureterectomy, which may be followed by adjuvant chemotherapy, typically mitomycin, treatment. However, the specific anatomy and physiology of the upper urinary tract can impede the effectiveness of organ-sparing endoscopic tumor resection and instillation of adjuvant chemotherapy, leading to high recurrence rates. Patients often undergo multiple endoscopic resection procedures, which increases the probability of potential complications of resection, including perforation and ureteral stricture, or a narrowing of the ureter. Endoscopic tumor resection, which aims to be a kidney sparing surgical procedure, is conducted only in patients with low-grade disease and with limited tumor burden (unifocal tumor, low grade histology, less than 2 cm in greatest dimension). Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and other comorbidities such as cardiovascular disease, diabetes and pulmonary disease and may suffer further complications as a result of major surgery.

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

The FDA approval was based on results from UroGen's Phase 3 Olympus trial showing Jelmyto achieved clinically significant disease eradication in adults with low-grade UTUC. Findings from the final study results include:

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by regional business director positions, who are in turn supported by regional operations manager positions. Each region is additionally supported by clinical nurse educators to provide education and training around instillation, as well as field reimbursement managers to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto service line. In addition, our organization includes medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 150 colleagues.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement. Medicare patients with supplemental coverage are covered and the vast majority of commercial plans have policies in place to cover Jelmyto. In addition to reimbursement and access, we have also implemented processes to help make Jelmyto preparation and administration seamless for practitioners and patients, including entering into agreements with various national, regional and local mixing pharmacies under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture. In September 2022, the FDA authorized an extension of the in-use period for the Jelmyto admixture from eight hours to 96 hours (four days) following reconstitution of the product, adding convenience and flexibility in managing patient care.

In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services ("CMS") established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code. CMS has granted Jelmyto a New Technology Ambulatory Payment Classification ("APC"), effective from October 1, 2023. We have also launched a registry to capture data and evaluate real world outcomes in patients with low-grade UTUC treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

Zusduri

Zusduri is our sustained-release formulation of mitomycin that we developed for the treatment of adult patients with recurrent low-grade intermediate risk NMIBC. It is administered locally using standard urinary procedures utilizing a catheter inserted into the bladder, and is designed to persist in the bladder despite urine flow and bladder movement. Once instilled, Zusduri converts into a semisolid gel at body temperature. Subsequently, upon contact with urine, Zusduri gradually dissolves and releases the active drug, mitomycin, for up to 24 hours (median five hours) after instillation. In contrast, mitomycin in its current water-based formulation, is released at the time of first voiding, which is often less than an hour. We believe that the resulting significantly increased dwell time of mitomycin in the bladder prolongs exposure of mitomycin to the tumor tissue and therefore has the potential to chemoablate both visible and undetectable tumors. With regard to Zusduri, we own three issued U.S. patents and two issued patents in Europe. These issued patents are expected to expire in 2031. Moreover, we filed two new U.S. patent applications with the USPTO, that relate to compositions comprising Zusduri and for the method of treating bladder cancer.

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

Bladder cancer accounts for approximately 90% to 95% of all new cases of urothelial cancer in the United States, and we estimate that the annual treatable population of low-grade intermediate risk NMIBC in the United States is approximately 82,000, of which approximately 23,000 are estimated to be newly diagnosed and 59,000 are estimated to be recurrent patients. Bladder cancer is nearly three to four times more common in men than women, and is most commonly diagnosed in their 70s. Bladder cancers are described as non-muscle invasive or muscle-invasive based on how far into the wall of the bladder they have invaded. Non-muscle invasive bladder cancer ("NMIBC") can then be characterized as low, intermediate, or high risk and can also be characterized as low- or high-grade. Patients with low-grade intermediate risk NMIBC have frequent recurrences of disease that can be difficult to control using contemporary standards of care.

Low-Grade Intermediate Risk Non-Muscle Invasive Bladder Cancer

NMIBC can be characterized as low, intermediate, or high risk, which is determined based on tumor grade and stage. Tumors are graded as low or high (approximately 70% of NMIBC patients have a tumor that is classified as low-grade). Low-grade intermediate risk NMIBC is defined in the Zusduri development program as having one or two of the following characteristics: a tumor larger than 3 cm, multiple tumors in the bladder and a recurrence in less than one year from the prior tumor.

The standard of care for treating low-grade intermediate risk NMIBC patients is TURBT. TURBT is a surgical procedure for tumor removal usually conducted under general anesthesia in a hospital setting and may require an overnight stay. There are known risks associated with the surgical procedure itself, including bleeding, hospitalization and an increased risk of death in patients in their 60s and 70s. Moreover, TURBT’s success is tied to the physician’s ability to overcome challenges in properly identifying, reaching and resecting all tumors. Prior to Zusduri, no drugs had been approved by the FDA for the primary treatment of low-grade intermediate risk NMIBC. Efficacy of other drug treatments has historically been limited due to challenges presented by bladder physiology, specifically the fact that urine is produced and voided frequently, thus diluting the concentration of the drug almost immediately and causing the excretion of the drug from the bladder at first urine voiding. A subset of low-grade intermediate risk NMIBC patients is at risk for frequent local recurrences.

Due to lack of treatment options to reduce recurrences in these patients, they are typically managed with repeat TURBT for each subsequent recurrence. We estimate, based upon a review of peer-reviewed and publicly available data, an addressable population of low-grade intermediate risk NMIBC patients of approximately 82,000 in the United States annually.

Limitations of Current Therapies for Low-Grade Non-Muscle Invasive Bladder Cancer

Recurrence is the primary threat for patients with low-grade NMIBC. Up to 70% of NMIBC patients experience at least one recurrence and low-grade intermediate risk NMIBC patients are even more likely to recur and face repeated TURBT procedures. Focality, or number of tumors, tumor size and prior recurrence rate are the most important variables in determining the likelihood and potential severity of recurrence. The most common complications, risks and limitations of TURBT include:
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

Post-operative adjuvant treatments for low-grade NMIBC, which are given to reduce the risk of recurrence, consist primarily of chemotherapy in the case of low-grade tumors and immunotherapy in the case of high-grade tumors, and are administered intravesically via catheter. Adjuvant intravesical chemotherapy is used in low-grade tumors following TURBT in order to try to delay tumor recurrence but is not used as a primary chemoablation agent. The rationale for intravesical administration of chemotherapy is to expose tumors to high local drug concentrations while minimizing the systemic exposure, thereby enhancing the treatment effect and reducing the drug toxicity. In practice, in the U.S., adjuvant chemotherapy in this setting is only used in 0-30% of the eligible population.

Prior to Zusduri no drugs had been approved by the FDA for the primary treatment of low-grade NMIBC. Mitomycin is the drug used most often for intravesical chemotherapy in this patient population. It is used off-label as an adjuvant treatment in the post-operative setting for low-grade tumors with high risk of recurrence. Other drugs that have been used off-label include docetaxel and gemcitabine.

Our Solution: Zusduri (mitomycin) for Intravesical Solution

On June 12, 2025, the FDA approved our NDA for Zusduri (mitomycin) for intravesical solution, formerly known as UGN-102, for the treatment of adults with recurrent low-grade intermediate risk NMIBC. Zusduri, which consists of mitomycin and sterile hydrogel, uses our proprietary sustained release RTGel technology and is delivered directly into the bladder in an out-patient procedure by a trained healthcare professional using a urinary catheter to enable the treatment of tumors by non-surgical means.

Zusduri is administered locally using the standard practice of intravesical instillation directly into the bladder via a urinary catheter. The instillation into the bladder is expected to take place in a physician’s office as a non-operative outpatient treatment, in comparison with TURBT or similar surgical procedures, which are operations usually conducted in an operating room under general anesthesia and may require an overnight stay. Complete surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by potentially reducing the need for surgery, patients may avoid potential complications associated with surgery and anesthesia. We estimate that approximately 68% of low-grade intermediate risk NMIBC patients have two or more recurrences, with approximately 23% having five or more recurrences. Repeated TURBT procedures to treat these recurrences can impact patients’ physical health and quality of life. Approximately 35% of patients will experience an adverse event within 90 days of undergoing a TURBT, and patients who have had two to four procedures have an estimated 14% greater risk of death than patients who have only had one procedure.

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

In June 2024, we announced secondary endpoint DOR data from the Phase 3 ENVISION trial investigating Zusduri in patients with recurrent low-grade intermediate risk NMIBC. In the ENVISION trial, the 12-month DOR data by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri was 82.3% (95% CI, 75.9%, 87.1%). The ENVISION trial met its primary endpoint with patients having a 79.6% (73.9%, 84.5%) CR rate at three months after the first instillation of Zusduri. Among the patients in the ENVISION trial who achieved a CR at three months, 76.4% (69.8%, 82.3%) maintained a CR at 12 months. Among all 240 patients enrolled in the ENVISION trial, 60.8% (54.3%, 67.0%) were in CR at 12 months. The ENVISION trial demonstrated a similar safety profile to that observed in the OPTIMA II and ATLAS trials, with treatment-emergent adverse events typically mild-to-moderate in severity. The ENVISION trial data were published online in The Journal of Urology in October 2024 and were included in the February 2025 print edition.

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

The FDA approval of Zusduri on June 12, 2025 was based on the results from the FDA Analysis Population (n=223) from the Phase 3 ENVISION trial demonstrating 78% of patients achieved CR at three months, and 79% of those responders maintained CR at 12 months after the three-month visit (using the observed rate). The most common (≥ 10%) adverse reactions, including laboratory abnormalities, which occurred in patients were increased creatinine, increased potassium, dysuria, decreased hemoglobin, increased aspartate aminotransferase, increased alanine aminotransferase, increased eosinophils, decreased lymphocytes, urinary tract infection, decreased neutrophils, and hematuria. Serious adverse reactions occurred in 12% of patients who received Zusduri, including, urinary retention (0.8%) and urethral stenosis (0.4%).

As a post-marketing commitment, we have agreed with the FDA to complete the ongoing ENVISION trial to further characterize the clinical benefit of Zusduri for the treatment of adult patients with recurrent low-grade intermediate risk NMIBC. In addition, we committed to providing the FDA updates on DOR for all patients with ongoing CRs. The updates will continue until all ongoing patients experience a recurrence of low-grade intermediate risk NMIBC; progression; death; loss to follow-up; or reach 63 months after the first instillation as planned in the protocol, or the study ends, whichever occurs first.

We began promotion of Zusduri in the United States in late June 2025. We initiated a strategic, multi-faceted approach to promote broad adoption and patient access to Zusduri, leveraging our existing customer-facing team of territory business managers, regional business directors, regional operations managers, clinical nurse educators and field reimbursement managers. Zusduri is now broadly accessible to patients through commercial, Medicare, and Medicaid insurance programs, with open access for more than 95% of covered lives and approximately 296 million eligible patients. In October 2025, Zusduri was assigned a unique, permanent Healthcare Common Procedure Coding System (“HCPCS”) J-code (J9282) by CMS, which subsequently became effective on January 1, 2026.

Our Pipeline

The following chart summarizes the current status of our pipeline:

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

In April 2024, we announced that the FDA accepted our Investigational New Drug Application (“IND”) for UGN-103 and we initiated our Phase 3 UTOPIA trial, a single-arm, multicenter study evaluating the efficacy and safety of UGN-103 in patients with recurrent low-grade intermediate risk NMIBC. In October 2024, we announced the first patient dosed in the UTOPIA trial, and in July 2025, we announced the completion of patient enrollment with 99 patients enrolled across multiple centers globally. Patients in the UTOPIA trial received 75 mg of mitomycin via intravesical instillation once a week for six weeks. Efficacy is assessed by the CR rate at the three-month visit. Patients who have a CR at the three-month visit, defined as having no detectable disease in the bladder, will enter the follow-up period of the study. Patients will remain on study until disease recurrence, disease progression, death, or the last patient completes 12 months of follow-up (i.e., 15 months after the first instillation), whichever occurs first. A long-term follow up study will also be conducted following patients remaining in CR for up to five years after initiation of treatment with UGN-103. We reported a three-month CR rate of 77.8% (95% CI, 68.3%, 85.5%), consistent with results from the ENVISION clinical trial. The FDA has agreed with the regulatory plan to submit an NDA based on the data from our Phase 3 UTOPIA trial to support potential approval of UGN-103. We anticipate submitting an NDA for UGN-103 in the second half of 2026 with potential FDA approval in 2027.

In February 2025, the FDA accepted our IND for UGN-104, and we initiated a Phase 3 trial of UGN-104 in low-grade UTUC in June 2025. We expect to complete enrollment in the Phase 3 trial of UGN-104 by the end of 2026.

UGN-501

High-Grade Non-Muscle Invasive Bladder Cancer

High-grade NMIBC is a highly aggressive form of bladder cancer. TURBT followed by adjuvant intravesical immunotherapy with Bacillus of Calmette and Guerin ("BCG") is the current standard of care therapy for high-grade NMIBC. However, the high rates of recurrence and significant risk of progression to muscle-invasive tumors are particularly dangerous. Radical cystectomy, or surgical removal of the bladder, is strongly advocated in patients with BCG-unresponsive NMIBC (i.e., patients with BCG-refractory and BCG-relapsing tumors in whom further BCG therapy is not recommended) or for patients who cannot tolerate BCG. We estimate based upon a review of peer-reviewed and publicly available data that there are approximately 18,700 BCG-unresponsive patients in the United States annually.

Limitations of Current Therapies for High-Grade NMIBC

Seven drugs have been approve d for high-grade NMIBC, all used as adjuvant treatment: Thiotepa, which was approved in 1959, and is no longer used in practice; BCG, which was approved in 1989; Valstar® (valrubicin), which was approved in 1998; Keytruda® (pembrolizumab), which was approved by the FDA in 2020; Adstiladrin® (nadofaragene firadenovec-vncg), which was approved by the FDA in 2022 for BCG unresponsive carcinoma in situ ("CIS"), Anktiva® (nogapendekin alfa inbakicept-pmln) in combination with BCG, which was approved by the FDA in 2024 for BCG-unresponsive CIS, and INLEXZO™, which was approved by the FDA in 2025 for BCG-unresponsive NMIBC. However, despite the approvals of these novel treatments, recurrence and progression rates remain high.

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

Our Solution: UGN-501

In February 2025, we acquired ICVB-1042 (now known as UGN-501), a next-generation investigational oncolytic virus. This addition meaningfully enhances our pipeline by introducing a highly innovative approach to selectively targeting and destroying cancer cells while simultaneously activating a robust anti-tumor immune response. UGN-501 was engineered to achieve efficient cell entry, strong selectivity for malignant cells, and rapid replication within the tumor microenvironment—features that drive both direct tumor cell lysis and the induction of a durable, tumor-specific immune response. Our development plan for UGN-501 is advancing and IND-enabling studies are currently ongoing, with the goal of initiating a Phase 1 clinical study by the end of 2026. We intend to evaluate several modes of administration, including delivery using our proprietary RTGel technology. While the initial focus will be on bladder cancer, we intend to explore UGN-501's potential to address a broader range of malignancies beyond the genitourinary system.

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline previously included UGN-301, an anti-CTLA-4 monoclonal antibody, which we studied as a combination therapy with multiple agents. UGN-301 was delivered using our proprietary  RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapies. In November 2025, we decided to discontinue development of UGN-301 based on our strategic priorities and provided Agenus Inc. ("Agenus") notice of termination of the license agreement. See "License and Acquisition Agreements
—
Agenus Agreement" for more information.

We explored the use of immunotherapy for the treatment of high-grade NMIBC, and pursued a series of nonclinical studies to determine whether our proprietary  RTGel technology might provide a method for delivering highly potent immunomodulators directly to the bladder surface thereby avoiding toxicity associated with systemic administration. We studied UGN-301, an anti-CTLA-4 antibody, as a single agent and as a combination therapy. CTLA-4 antibodies are seen as potentially potent and comprehensively acting immunomodulators due to the ability to stimulate cytotoxic T cells, while simultaneously inhibiting suppressive T-regulatory cells. When administered systemically, they have led to improved outcomes in patients suffering from advanced cancers.

The first combination we investigated clinically involved the sequential use of UGN-201 (imiquimod), a toll like receptor 7 agonist, and UGN-301 in high-grade NMIBC. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. The second combination we investigated clinically involved the sequential administration of gemcitabine and UGN-301 to the bladder in high-grade NMIBC. Gemcitabine is a chemotherapy that is used intravesically to treat high grade NMIBC where it is administered as a liquid formulation. We believed these two combinations could elicit both an innate and adaptive immune response, which may translate into a long-lasting acquired immune response, and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. We investigated these combinations to determine if they could make local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilized a Master Protocol that we believed would be a more efficient and streamlined approach to development. It provided more flexibility to add study arms as the trial progressed to increase efficiency and potentially reduce costs. We expected the Master Protocol would allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which was expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and enrollment in the study was completed. Safety and dosing data from the first arm evaluating UGN-301 as monotherapy was presented in late 2024.

In November 2025, we decided to discontinue development of UGN-301 based on our strategic priorities and provided Agenus notice of termination of the license agreement. See "License and Acquisition Agreements
—
Agenus Agreement" for more information.

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

License and Acquisition Agreements

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

IconOVir Agreement

On February 14, 2025 (the “Closing Date”), we entered into an asset purchase agreement (the “IconOVir Agreement”) with IconOVir Bio, Inc. (“IconOVir”), pursuant to which we purchased and acquired certain assets of IconOVir (the “Transferred Assets”), including UGN-501 (formerly ICVB-1042) and certain contracts, intellectual property rights, regulatory applications, submissions and registrations, and data and other rights related thereto, and assumed certain liabilities and obligations of IconOVir arising under certain contracts of IconOVir acquired by us.

As consideration for the Transferred Assets and subject to the terms and conditions of the IconOVir Agreement, we (i) issued 374,843 of our ordinary shares to IconOVir, which represented a purchase price of $4.0 million divided by the volume-weighted average closing price of our ordinary shares on The Nasdaq Stock Market over the 30 consecutive trading days ending on (and including) the trading day immediately prior to the Closing Date, (ii) agreed to pay IconOVir a one-time payment of $15.0 million in cash upon the achievement of a cumulative aggregate worldwide net sales milestone for all products, including combination products, that incorporate or comprise ICVB-1042 (“ICVB Products”), (iii) agreed to pay IconOVir a low, single-digit percentage royalty, on an ICVB Product-by-ICVB Product basis, on the annual, worldwide net sales of such ICVB Product during the royalty term, subject to certain reductions as set forth in the IconOVir Agreement, and (iv) agreed to assume certain immaterial liabilities arising under certain acquired contracts.

Pursuant to the IconOVir Agreement, from the Closing Date until the earlier of the 10th anniversary of the Closing Date and the first commercial sale of any ICVB Product in any jurisdiction, we agreed to use commercially reasonable efforts to develop and commercialize one ICVB Product. The IconOVir Agreement contains customary representations, warranties and covenants of the parties and also provides for customary indemnification rights of us and IconOVir related to breaches of certain representations, warranties and covenants of the other party and certain assumed liabilities or excluded liabilities and excluded assets, as applicable.

Our Competitive Strengths

We believe our products for uro-oncology have the ability, in appropriate patients, to replace the repetitive, costly, sub-optimal and burdensome tumor resection procedures that represent the current standards of care. Furthermore, we believe our proprietary formulation technology has broad applications and may allow us to develop additional product candidates for indications within and beyond the urinary tract.

Potential ability to develop additional minimally invasive, drug therapies for uro-oncology. Leveraging our innovative formulation technology, we developed Jelmyto and Zusduri as alternative treatment options for low-grade UTUC and recurrent low-grade intermediate risk NMIBC, respectively. Jelmyto is a chemoablation agent designed to overcome the challenges posed by the anatomy of the urinary tract by increasing the dwell time and enhancing the tissue coverage of mitomycin. Zusduri is a chemoablative therapy designed to provide a non-invasive durable treatment option for patients. Clinical data generated to date supports our belief that these products may provide new therapeutic options to the current surgical procedures, providing chemoablation treatment that has the potential to better eradicate tumors irrespective of their detectability and location within the urinary tract.

Expertise in developing proprietary formulations of drugs for clinical benefit. We focus on developing proprietary RTGel formulations of previously approved drugs and novel therapeutics which we are investigating, whose efficacy for a particular indication is limited by current formulations or routes of administration. Our expertise has enabled us to develop proprietary RTGel-based formulations for previously approved drugs and drugs in clinical development, including clinical-stage proprietary formulations of mitomycin. Our formulations are designed to significantly increase the dwell time and exposure of the drugs to the target sites and limit the need for urine retention, potentially providing enhanced clinical activity, reduced patient burden and increased patient compliance over existing formulations and modes of administration. We have a strong research and development team to advance our product candidates.

Streamlined development risks and efficiencies for our pipeline product candidates. Jelmyto and Zusduri were approved with the FDA’s 505(b)(2) regulatory pathway, which provides a streamlined, capital efficient pathway when compared to traditional drug development. We also expect to use the 505(b)(2) regulatory pathway for UGN-103 and UGN-104. Furthermore, Jelmyto has received Orphan Drug Designation from the FDA for the treatment of low-grade UTUC, which provides seven years of regulatory exclusivity following FDA approval.

Leverageable proprietary formulation technology. We believe that RTGel has multiple potential applications within urology. Our formulation know-how may enable us to develop different drug formulations to facilitate the delivery, retention and sustained release of active drugs to targeted body cavities. We believe that our proprietary formulation technology can improve the efficacy of locally administered drugs in body cavities that present anatomical and physiological challenges related to frequent wash out, rapid excretion and bodily secretions.

Strong intellectual property position. We have a robust intellectual property portfolio that includes 54 granted patents worldwide and more than 13 pending patent applications filed in the United States, Europe, Israel, Japan, Canada, China, Australia and Korea. In the United States, we currently own, co-own or exclusively license 33 patents that are directed to protect our approved products, Jelmyto and Zusduri, as well as UGN-103 and UGN-104, our proprietary RTGel technology, local compositions comprising different active ingredients, including, among others, UGN-501 and our potential product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2026 and 2044. In total, our IP portfolio includes approximately 54 granted patents worldwide, and more than 13 pending patent applications filed in the United States, Europe, Israel, Japan, Canada, China, Australia and Korea that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2046.

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

Our Growth Strategy

We are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. We leverage leadership in urothelial cancer and drug delivery to advance care for specialty oncology patients and deliver long-term sustainable growth.

Some key growth drivers are as follows:

Establish our approved products, Jelmyto and Zusduri, as standards of care in low-grade UTUC and recurrent low-grade intermediate risk NMIBC, respectively

Our first product, Jelmyto, is the first and only FDA-approved non-surgical treatment for patients with low-grade UTUC, and our second product, Zusduri, is the first and only FDA-approved medicine for patients with recurrent low-grade intermediate risk NMIBC. We believe our products Jelmyto and Zusduri have the potential to establish a new standard of care for low-grade UTUC and recurrent low-grade intermediate risk NMIBC, respectively.

Expand our uro-oncology product pipeline.

In February 2025, we acquired UGN-501 (formerly known as ICVB-1042), a next-generation investigational oncolytic virus. This addition meaningfully enhances our pipeline by introducing a highly innovative approach to selectively targeting and destroying cancer cells while simultaneously activating a robust anti-tumor immune response.

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

Intellectual Property

Our patent estate includes patents and patent applications with claims directed to our approved products, Jelmyto and Zusduri, as well as UGN-103 and UGN-104, our proprietary RTGel technology, local compositions comprising different active ingredients, including, among others, UGN-501, and our potential product candidates that are under company research.

In total, our IP portfolio includes 54 granted patents worldwide and more than 13 pending patent applications filed in the United States, Europe, Israel, Japan, Canada, China, Australia and Korea. In the United States, we currently have 19 granted unexpired patents that are directed to protect our approved products, Jelmyto and Zusduri, a proprietary RTGel technology, various local compositions comprising different active ingredients, including, among others, our potential product candidates in development, UGN-103, UGN-104 and UGN-501 that are under company research. These patents claim methods, combination products and novel compositions for treating different diseases, especially cancer in internal cavities, in particular urinary tract cancer. Our issued patents are set to expire between 2026 and 2044, and our patent applications, if issued, are set to expire between 2031 and 2046.

As noted earlier, companies are required as part of the NDA submission process to list patents with the FDA whose claims cover the applicant’s product. We have listed three patents for Jelmyto in the FDA’s Orange Book. In addition, we have four patents for Zusduri in the FDA's Orange Book.

Our worldwide intellectual property portfolio includes patents and patent applications filed in many jurisdictions such as the US, Europe, Israel, Japan, Canada, China, Australia and Korea of which are expected to remain in effect until 2046, if allowed:

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

In addition to patents, we have filed applications for trademark registration with the United States Patent and Trademark Office (the "USPTO"), as well as certain other international jurisdictions for Jelmyto ®, Zusduri™, RTGel ® and UroGen ® and for certain other tradenames and logos. In addition, we have a registered trademark in the United States covering a stylized design of our UroGen Pharmaceutical logo.

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

Competition

We are developing products for patients with low-grade UTUC, recurrent low-grade intermediate risk NMIBC and high-grade NMIBC.

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

The standard of care for treating low-grade intermediate risk NMIBC is repeated TURBT procedures. While effective, patients with low-grade intermediate risk NMIBC experience frequent recurrences and repeated surgical procedures.

The standard of care for treating high-grade NMIBC patients is the TURBT procedure for papillary tumor resection, followed by post-operative adjuvant BCG. In the case of high-grade disease without papillary tumor (CIS), BCG is used alone as primary therapy. BCG was approved by the FDA in 1989, and since its approval, only five other drugs have been approved for high-grade NMIBC: Valstar, approved by the FDA in 1998; Keytruda, approved by the FDA in 2020; Adstiladrin, approved by the FDA in 2022 for BCG unresponsive CIS; Anktiva, approved by the FDA in 2024, in combination with BCG for BCG-unresponsive CIS, and INLEXZO, approved by the FDA in 2025 for BCG-unresponsive NMIBC. Valstar is indicated for patients with CIS who do not respond to BCG treatment and is rarely used. Keytruda was approved for CIS with or without papillary involvement for patients who do not respond to BCG treatment.

It remains to be seen whether the broader urology community will adopt a systemic infused immunotherapy into their clinical management of BCG-unresponsive NMIBC. In addition to these approved options, off-label intravesical chemotherapy can be used (such as gemcitabine and cisplatin). If the disease can no longer be controlled, patients will typically proceed to cystectomy, or surgical removal of the bladder, to prevent progression to muscle invasive and metastatic disease. There are several products in the development pipeline, most of which are treatments targeted for high-grade NMIBC patients who have failed BCG treatment and are facing cystectomy.

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AstraZeneca, Aura Biosciences., Bristol Myers Squibb, CG Oncology, enGene Holdings, Ferring Pharmaceuticals, Fidia Pharmaceuticals, GSK, ImmunityBio, ImmVira, ImPact Biotech, Johnson & Johnson, LIPAC Oncology, Merck, Pfizer, Prokarium, Protara Therapeutics, Relmada Therapeutics, Roche, Samyang Biopharma, Sustained Therapeutics, SURGE Therapeutics, Theralase Technologies, Trigone Pharma, Tyra Biosciences, and Vyriad. In addition, we face competition from existing standards of treatment, surgical tumor resection procedures. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care.

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

In seeking approval for a drug through an NDA, including a 505(b)(2) NDA, applicants are required to list patents with the FDA indicating which claims cover the applicant’s product. The patents chosen as part of this submission do not reflect the entire patent estate or set of product protections associated with this product, which may provide various protections beyond the patents submitted in the NDA application. Upon approval of an NDA, each of the patents listed in the application for the drug is then published in Approved Drug Products with Therapeutic Equivalence Evaluations, also known as the Orange Book. These products may be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

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

In addition, under the Pediatric Research Equity Act, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements.

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

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any payor, including commercial insurers. In addition, we may be subject to certain analogous foreign healthcare laws. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute pharmaceutical products commercially and/or the registration of pharmaceutical sales representatives. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and/or state laws that require drug manufacturers to report information related to marketing expenditures or payments and other transfers of value to physicians and other healthcare providers, and drug pricing.

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

Coverage and Reimbursement

Our ability to commercialize any products successfully, including Jelmyto, Zusduri and our other product candidates, if approved, also will depend in part on the extent to which coverage and adequate reimbursement for our products, once approved, and related treatments will be available from third-party payors, such as government health administration authorities, private health insurers and managed care organizations. Third-party payors determine which medications they will cover and separately establish reimbursement levels. Even if we obtain coverage for a given product by a third-party payor, the third-party payor’s reimbursement rates may not be adequate to make the product affordable to patients or profitable to us, or the third-party payors may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Additionally, reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product is:

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

In the United States, decisions about reimbursement for new medicines under Medicare are made by CMS, as the administrator for the Medicare program. Private third-party payors often use CMS as a model for their coverage and reimbursement decisions, but also have their own methods and approval process apart from CMS’s determinations. Our experience to date has demonstrated coverage with CMS and commercial payors for Jelmyto, and we have established written policies with certain commercial providers. For example, in October 2025, Zusduri was assigned a unique, permanent J-code, which became effective on January 1, 2026. For Jelmyto, a Medicare C-Code was issued in October 2020. CMS established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. CMS granted Jelmyto a New Technology APC, effective from October 1, 2023. A service is separately paid for under a New Technology APC until sufficient claims data have been collected to allow CMS to assign the procedure to a clinical APC group that is appropriate in clinical and resource terms. This generally occurs within two to three years from the time a new HCPCS code becomes effective. However, if CMS are able to collect sufficient claims data in less than two years, CMS may consider reassigning the service to an appropriate APC, or, if CMS does not have sufficient data at the end of three years upon which to base its reassignment to an appropriate clinical APC, CMS may keep the service in a New Technology APC until adequate data become available. Loss of our New Technology APC may result in Medicare beneficiaries losing access to Jelmyto in the hospital outpatient setting and Jelmyto becoming packaged into a comprehensive APC.

Government authorities and other third-party payors are developing increasingly sophisticated methods of cost containment, such as including price controls, restrictions on coverage and reimbursement and requirements of substitution of less expensive products and procedures. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

There have been judicial and Congressional challenges, as well as certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA is also expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

Further, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. At the federal level, on November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law. Effective January 1, 2023, manufacturers will be required to pay quarterly refunds to CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds are based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto and Zusduri fit within this unique circumstance classification. We do not expect Zusduri to exceed the applicable 35% threshold.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by establishing Most-Favored-Nation pricing for pharmaceutical products and launching an online clearinghouse (“TrumpRx”) for patients to purchase certain products from manufacturers on a cash pay basis; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Manufacturing, Supply and Production

We do not own or operate manufacturing facilities for the production of Jelmyto and Zusduri or our product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We currently rely on third-party contract manufacturers for all of our required raw materials, active ingredients and finished products for Jelmyto, Zusduri and our nonclinical research and clinical trials. We have signed commercial supply agreements for Jelmyto and Zusduri with third-party vendors. We may negotiate additional commercial supply agreements for our product candidates UGN-103, UGN-104 and UGN-501, or other back-up supply agreements with other third-party manufacturers for the commercial production of any of our product candidates that receives regulatory approval.

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

Marketing, Sales and Distribution

Our U.S. subsidiary, UroGen Pharma, Inc., was formed to support our U.S. development and potential commercialization efforts. Our commercial management team is comprised of experienced professionals in sales, sales operations, market access, marketing and medical affairs. In addition, we have established a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by regional business director positions, who are in turn supported by regional operations manager positions. Each region is additionally supported by clinical nurse educators to provide education and training around instillation, as well as field reimbursement managers to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto and/or Zusduri service line. In addition, our organization includes medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, our products Jelmyto and Zusduri and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 150 colleagues.

Our sales force is focused on promoting Jelmyto and Zusduri, and educating potential prescribers to identify patients, activate accounts and gain formulary access, as applicable. In the event that we receive regulatory approvals for our products in markets outside of the United States, we intend, where appropriate, to pursue commercialization relationships, including strategic alliances and licensing, with pharmaceutical companies and other strategic partners, which are equipped to market or sell our products through their well-developed sales, marketing and distribution organizations in such countries.

In addition, we may out-license some or all of our worldwide patent rights to more than one party to achieve the fullest development, marketing and distribution of any products we develop.

Employees

As of January 31, 2026, we had 291 employees worldwide, 251 in the United States and 40 in Israel, many of whom hold advanced degrees. None of our employees are subject to a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider our relationships with our employees good.

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

We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $153.5 million and $126.9 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $959.7 million. We expect to continue to incur losses and negative cash flows as we execute our strategy, including the ongoing commercial launch of Zusduri, the continued commercialization of Jelmyto, and engaging in further product development activities. Our ability to ultimately achieve and sustain recurring revenues and profitability is dependent upon our ability to successfully commercialize our products and complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our product candidates, if approved.

We believe that we will continue to expend substantial resources in the foreseeable future for the clinical development of our current product candidates or any additional product candidates and indications that we may choose to pursue in the future as well as for the expansion of our commercial operations as we execute our commercialization strategy for Zusduri. These expenditures will include costs associated with research and development, conducting nonclinical studies and clinical trials, and payments for third-party manufacturing and supply, as well as sales and marketing of any of our product candidates that are approved for sale by regulatory agencies. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our clinical-stage and nonclinical drug candidates and any other drug candidates that we may develop in the future. Other unanticipated costs may also arise.

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

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our commercial products Jelmyto and Zusduri. As of December 31, 2025, we had cash and cash equivalents and marketable securities of $120.5 million. To fund our operations, develop our product candidates and commercialize Jelmyto and Zusduri, we have relied primarily on equity and debt financings and revenue generated from sales of our approved products.

In December 2019, we entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”), pursuant to which we were able to from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million, to or through TD Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the-market offering.”

In November 2025, we amended the ATM Sales Agreement  to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). As of December 31, 2025, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

In March 2021, we announced a transaction (the "RTW Transaction") with RTW Investments ("RTW") totaling $75 million in funding for our company, which was received in May 2021, to support the launch of Jelmyto and the development of Zusduri. In return for the upfront cash payment, RTW is entitled to receive tiered future payments based on global annual net product sales of Jelmyto and Zusduri, and, subject to FDA approval, UGN-103 and UGN-104.

On March 7, 2022, UroGen Pharma Ltd., UroGen Pharma, Inc., as the borrower (the "Borrower"), and certain of our direct and indirect subsidiaries party thereto from time to time, as guarantors ("Guarantors" and, collectively with UroGen Pharma Ltd. and Borrower, "Credit Parties"), entered into a loan agreement (the "2022 Loan Agreement") with funds managed by Pharmakon, including BPCR Limited Partnership (as a "Lender"), BioPharma Credit Investments V (Master) LP as a Lender, and BioPharma Credit PLC, as collateral agent for the Lenders (in such capacity, "Collateral Agent"), pursuant to which the Lenders agreed to make term loans to the Borrower in an aggregate principal amount of up to $100.0 million (the “Initial Term Loans”) to be funded in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into an amended and restated loan agreement, which replaced the 2022 Loan Agreement, with Pharmakon for an additional third and fourth tranche of senior secured loan (the "2024 Loan Agreement"). The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and could have been drawn at our option no later than August 29, 2025, subject to the satisfaction of customary bringdown conditions and deliverables. We elected not to draw down the fourth tranche.

On February 26, 2026, we entered into a second amended and restated loan agreement with Pharmakon providing for a senior secured term loan facility of up to $250.0 million, consisting of two tranches. The first tranche of $200.0 million refinanced our term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million may be drawn at our option no later than June 30, 2027, subject to customary conditions.

All outstanding loans with Pharmakon will accrue interest at a fixed rate of 8.25% and are repayable in four equal quarterly payments commencing in the first quarter of 2030. We may prepay the loans in whole at our discretion at any time, subject to prepayment premiums, make-whole amounts, as applicable, and fees.

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

In March 2022, we entered into a loan agreement with Pharmakon pursuant to which the Lenders funded the Initial Term Loans to the Borrower in an aggregate principal amount of $100.0 million in two tranches. In March 2024, we entered into the 2024 Loan Agreement, pursuant to which the Lenders agreed to make additional term loans to the Borrower in an aggregate principal amount of up to $100.0 million to be funded in two tranches. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and could have been drawn at our option no later than August 29, 2025, subject to customary bringdown conditions and deliverables. We elected not to draw down the fourth tranche.

On February 26, 2026, we entered into a second amended and restated loan agreement (the "2026 Loan Agreement") with Pharmakon for a senior secured term loan of up to $250 million, consisting of two tranches. The first tranche of $200.0 million refinanced our term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding capital, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million may be drawn at our option no later than June 30, 2027, subject to customary conditions.

The obligations of the Borrower under the 2026 Loan Agreement are guaranteed on a full and unconditional basis by the Credit Parties and are secured by substantially all of the respective Credit Parties’ tangible and intangible assets and property, including intellectual property, subject to certain exceptions.

The 2026 Loan Agreement contains negative covenants that, among other things and subject to certain exceptions, restrict our ability to:

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

In addition, we are required under the 2026 Loan Agreement to comply with various operating covenants and default clauses that may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. A breach of any of these covenants or clauses could result in a default under the 2026 Loan Agreement, which could cause all of the outstanding indebtedness under the 2026 Loan Agreement to become immediately due and payable, including a make whole amount and prepayment premium.

If we are unable to generate sufficient cash to repay our debt obligations when they become due and payable, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively affect our business operations and financial condition.

Covenants under our Prepaid Forward Contract with RTW restrict our ability to borrow additional capital.

In March 2021, we entered into a prepaid forward agreement (the "Forward Contract") with RTW, pursuant to which we are obligated to make tiered cash payments to RTW, based on the worldwide annual net product sales of Jelmyto, Zusduri and, subject to FDA approval, UGN-103 and UGN-104 (together, the “Products”), subject to an aggregate revenue cap of $300.0 million.

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

Until such time, if ever, as we can generate sufficient product revenues to support our operations and capital requirements, we expect to supplement our cash needs through equity, convertible debt or debt financings, as well as selectively continuing to enter into collaborations, strategic alliances and licensing arrangements. Other than the second tranche of $50.0 million available under our term loan facility with Pharmakon, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including pursuant to the ATM Sales Agreement, our shareholders' ownership interest in us will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders' rights as ordinary shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring and distributing dividends, and may be secured by all or a portion of our assets.

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

Successful commercialization of Jelmyto and Zusduri is subject to many risks. We initiated our commercial launch of Jelmyto in June 2020, and prior to that, we had never, as an organization, launched or commercialized any product. There is no guarantee that our commercialization efforts will be successful, or that we will be able to successfully launch and commercialize any other product candidates that receive regulatory approval. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than us. While we have established and expanded our commercial team and our U.S. sales force, we will need to maintain, further train and develop our team in order to successfully execute the ongoing commercialization of Jelmyto and Zusduri. There are many factors that could cause the commercialization of Jelmyto and Zusduri to be unsuccessful, including a number of factors that are outside of our control. We must also properly educate physicians and nurses on the skillful preparation and administration of Jelmyto and Zusduri, and develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

Because no drug has previously been approved by the FDA for the treatment of low-grade UTUC, it is difficult to estimate Jelmyto’s market potential and we have based our estimates on limited scientific literature or other research on incidence prevalence and our commercialization experience to date. Similarly, Zusduri is the first FDA-approved non-surgical treatment for adult patients with recurrent low-grade intermediate risk NMIBC. The commercial success of Jelmyto and Zusduri depends on the extent to which patients and physicians accept and adopt them as a treatment, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from low-grade UTUC is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to be treated with Jelmyto due to label warnings, adverse events associated with product administration or other reasons, the commercial potential of Jelmyto will be limited. Physicians may not prescribe Jelmyto and Zusduri, and patients may be unwilling to be treated with Jelmyto and Zusduri if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Jelmyto or Zusduri in our post-marketing commitments, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Jelmyto and Zusduri. Thus, significant uncertainty remains regarding their commercial potential.

In addition, our commercialization efforts for Jelmyto and Zusduri could be hindered by pandemics, epidemics or public health emergencies.

If sales of Jelmyto and/or Zusduri do not meet expectations, our share price could decline significantly and the long-term success of the products and our company could be harmed.

Post-approval results for our approved drugs in larger numbers of patients and broader populations may not be consistent with the results from our clinical studies.

Prior to approval our drugs have been administered only to a limited number of patients and in limited populations in clinical studies. We do not know whether the results when a larger number of patients and a broader population are exposed to Jelmyto and Zusduri, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies that served as the basis for their respective approval. New data, including from spontaneous adverse event reports and post-marketing studies in the United States, and other ongoing clinical studies to evaluate real world experience and outcomes of patients in the United States may result in changes to the product label and may adversely affect sales, or result in withdrawal of our products from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

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

If we are unable to effectively train and equip our sales force, our ability to successfully commercialize Jelmyto, Zusduri and any future product candidates will be harmed.

Our sales force has promoted Jelmyto since its launch in June 2020 and Zusduri since we began commercialization in June 2025. Jelmyto is the first drug approved by the FDA for the treatment of low-grade UTUC. Similarly, Zusduri was approved by the FDA in June 2025, and is the first and only FDA-approved medication for adults with recurrent low-grade intermediate risk NMIBC. As a result, we are, and will continue to, be required to expend significant time and resources to train our sales force to be credible, persuasive, and compliant with applicable laws in marketing Jelmyto for the treatment of low-grade UTUC, and Zusduri for the treatment of adult patients with recurrent low-grade intermediate risk NMIBC.

In addition, we must train our sales force to ensure that consistent and appropriate messaging about Jelmyto and Zusduri is being delivered to our customers. We generally manage and deploy our sales force by geographic coverage across the United States. Lack of coverage due to turnover of personnel, and/or inability to identify and integrate additional personnel would have a negative impact on our ability to engage with physicians and other stakeholders. If we are unable to effectively train, deploy and retain our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate customers about the benefits and risks of Jelmyto, Zusduri and any future product candidates, and their proper administration, our efforts to successfully commercialize Jelmyto, Zusduri and any future product candidates could be compromised, which would negatively impact our ability to generate product revenues.

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

•

whether treatment with our products, including the treatment of low-grade UTUC with Jelmyto and the treatment of adult patients with recurrent low-grade intermediate risk NMIBC with Zusduri, will be deemed to be an elective procedure by third- party payors; if so, the cost of treatment would be borne by the patient and would be less likely to be broadly adopted;

•

proper education of physicians or nurses for the skillful administration of our approved products, Jelmyto and Zusduri, and development of a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events;

•

the effectiveness of our sales and marketing efforts, especially the success of any targeted marketing efforts directed toward physicians and clinics and any direct-to-consumer marketing efforts we may initiate; and

•	third-party clinical practice guidelines.

If Jelmyto, Zusduri or any of our product candidates that are approved for use fail to achieve the broad degree of physician adoption and market acceptance necessary for commercial success, our operating results and financial condition would be adversely affected.

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AstraZeneca, Aura Biosciences., Bristol Myers Squibb, CG Oncology, enGene Holdings, Ferring Pharmaceuticals, Fidia Pharmaceuticals, GSK, ImmunityBio, ImmVira, ImPact Biotech, Johnson & Johnson, LIPAC Oncology, Merck, Pfizer, Prokarium, Protara Therapeutics, Relmada Therapeutics, Roche, Samyang Biopharma, Sustained Therapeutics, SURGE Therapeutics, Theralase Technologies, Trigone Pharma, Tyra Biosciences, and Vyriad. We are aware of the FDA's approval of treatments such as Ferring Pharmaceuticals' Adstiladrin, which was approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC in 2022, and Johnson & Johnson's INLEXZO, which was approved by the FDA for high-grade BCG-unresponsive NMIBC in September 2025. We are also aware there are companies among this list conducting clinical trials in various phases in the same indications in which we are developing products. In addition, we received from Teva a Paragraph IV Certification Notice Letter in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. See Part I, Item 3. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto, Jelmyto may be subject to immediate competition from FDA-approved generic entrants after orphan drug exclusivity for Jelmyto expires in April 2027.

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

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling and may not be promoted based on overstated efficacy or omission of important safety information. For example, we cannot promote the use of our products Jelmyto or Zusduri in a manner that is inconsistent with the approved labels, but we are permitted to share truthful and non-misleading information that is otherwise consistent with the product’s FDA-approved labeling. However, physicians are able, in their independent medical judgment, to use Jelmyto or Zusduri on their patients in an off-label manner, such as for the treatment of other urology indications. If we are found to have promoted such off-label uses, we may receive warning letters and become subject to significant liability, which would harm our business. The federal government has levied large administrative, civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to prohibitions on the sale or marketing of our products or significant fines and penalties, and the imposition of these sanctions could also affect our reputation with physicians, patients and caregivers, and our position within the industry.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of drug products are subject to extensive regulation by the FDA and by foreign regulatory authorities. These regulations differ from country to country. To gain approval to market our product candidates, we must provide clinical data that adequately demonstrates the safety and efficacy of the product for the intended indication. Other than Jelmyto and Zusduri, all of our product candidates remain in clinical development and have not yet received regulatory approval from the FDA or any other regulatory agency in the United States or any other country. Our business depends upon obtaining these regulatory approvals and the success of Jelmyto and Zusduri. Only a limited number of drugs have been approved by the FDA as adjuvant treatment for BCG-unresponsive NMIBC. The FDA can delay, limit or deny approval of our product candidates for many reasons.

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

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient data becomes available and following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. In particular, interim data may reflect small sample sizes, be subject to substantial variability and may not be indicative of either future interim results or final results. Publications based on interim data may differ from FDA-approved product labeling. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our ordinary shares. See the description of risks under the heading “Risks Related to Ownership of our Ordinary Shares” for additional disclosures related to the risk of volatility in the price of our ordinary shares.

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

We have not yet submitted NDAs for certain product candidates in our pipeline, and we may be delayed in obtaining, or fail to obtain, such regulatory approvals and to commercialize our product candidates.

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

Disruptions at the FDA, including substantial leadership departures, personnel cuts, and policy changes, and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. In addition, there were significant staff reductions at the FDA and other federal agencies in 2025, which may impact the ability of the FDA to review and approve new products on targeted timelines or otherwise. If another prolonged government shutdown occurs or if the FDA experiences resource constraints, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products and product candidates. This uncertainty could present new challenges as we navigate development and approval of our product candidates. Some of these efforts have manifested to date in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. There remains general uncertainty regarding future activities. The current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. We may become negatively impacted by future governmental orders, regulations, policies or guidance, which could have a material adverse effect on our business.

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

Furthermore, the commercial marketing of Jelmyto and Zusduri has, and will continue to, further expand the clinical exposure of the drugs to a wider and more diverse group of patients than those participating in the clinical trials, which may identify undesirable side effects caused by these products that were not previously observed or reported.

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

We plan to devote a substantial portion of our resources to the ongoing commercial launch of Zusduri for the treatment of adult patients with recurrent low-grade intermediate risk NMIBC. Another key element of our strategy is to discover, develop and commercialize a portfolio of products to serve additional therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and those that we have are geared towards clinical testing and seeking regulatory approval of our existing product candidates. We may also explore strategic collaborations for the development or acquisition of new products, but we may not be successful in entering into such relationships. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

If we fail to develop and successfully commercialize our product candidates, our business and future prospects may be harmed, and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidates.

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

We currently contract with third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto and Zusduri for commercial use, and to produce UGN-103, UGN-104 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-103, UGN-104 and UGN-501 if approved, or for any approved products that include UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, Zusduri, UGN-103, UGN-104 or UGN-501, or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently rely on third-party subcontractors and suppliers for compounds and components necessary to produce Jelmyto and Zusduri for commercial use and UGN-103, UGN-104  and UGN-501 for our nonclinical studies and clinical trials, and expect to rely on third-party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on Teva Pharmaceuticals Industries Ltd, as our single-source supplier of mitomycin API for Jelmyto, Zusduri, UGN-103 and UGN-104. We currently rely on Cenexi-Laboratories Thissen s.a. for the bulk mitomycin contained in Jelmyto and Zusduri. We depend on Isotopia Molecular Imaging Ltd. as our single contracted suppliers for the hydrogel contained in Jelmyto and Zusduri. We have entered into a supply agreement with medac, and pending successful completion of development we will depend on medac as our supplier for the lyophilized mitomycin contained in UGN-103 and UGN-104. Because there are a limited number of suppliers for the raw materials that we use to manufacture our product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto and Zusduri for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and Zusduri. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto and Zusduri or any other approved products.

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements for Jelmyto, Zusduri, and any of our product candidates if approved for marketing by the FDA or foreign regulatory authorities. We plan to continue to rely on third parties for the manufacture of mitomycin API, mitomycin for solution, the hydrogel contained in Jelmyto, Zusduri, UGN-103 and UGN-104, UGN-501, as well as for the raw materials, compounds and components necessary to produce our products and product candidates and for nonclinical studies and clinical trials.

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

While we currently have over 12 months of bulk mitomycin API and/or Jelmyto and Zusduri finished product on hand to continue our commercial and clinical operations as planned, we may face such delays or costs in future years. Although we believe we have sufficient quantities of bulk mitomycin API for planned manufacturing operations through 2026, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from pandemics, epidemics or public health emergencies or other disruptions caused by the outbreak of war, terrorist attacks or other acts of hostility, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto and Zusduri for commercial sales and our product candidates for our clinical trials and research and development operations.

In addition, before we can begin to commercially manufacture any product candidates that receive regulatory approval in the future whether in a third-party facility or in our own facility, once established, we must obtain regulatory approval from the FDA for our manufacturing process and facility in order to sell such products in the United States. A manufacturing authorization would also have to be obtained from the appropriate European Union regulatory authorities in order to sell such products in the European Union. In order to obtain approval, we will need to ensure that all of the processes, methods and equipment of such manufacturing facilities are compliant with cGMP, and perform extensive audits of vendors, contract laboratories and suppliers. If any vendors, contract laboratories or suppliers are found to be out of compliance with cGMP, we may experience delays or disruptions in manufacturing while we work with these third parties to remedy the violation or while we work to identify suitable replacement vendors. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. In complying with cGMP, we will be obligated to expend time, money and effort in production, record keeping and quality control to assure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we would be subject to possible regulatory action and may not be permitted to sell any product candidate that we may develop.

Our continuing reliance on third-party subcontractors and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third-party subcontractors and suppliers may not be able to comply with cGMP or quality management system regulation ("QMSR") or similar regulatory requirements outside the United States. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay our clinical trials or the manufacture and commercial sale of our products or product candidates, if approved.

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

We operate in a global economy, and our business depends on a global supply chain for the development, manufacture, and shipment of Jelmyto and Zusduri, and for the advancement of the development of our preclinical and clinical product candidates. There is inherent risk, based on the complex relationships among the United States and the foreign countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

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

The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. Such tariffs may significantly increase our costs. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug products, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should our costs rise significantly due to tariffs, it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources may require several months to years and substantial investment and regulatory approvals, and in some cases, alternate suppliers may not be available due to the proprietary technology of the supplier (as in the case of UGN-103 and UGN-104). Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. Pricing for Jelmyto and Zusduri is established through reimbursement methodologies established by government programs, such as Medicare Part B. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced or proposed tariffs. As a result, cost increases due to tariffs may be difficult or impossible to pass through to customers.

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

In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

Failure to obtain marketing approval in international jurisdictions would prevent our approved products, Jelmyto and Zusduri, and our product candidates from being marketed abroad.

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

We rely on third parties and consultants to assist us in conducting our clinical trials for our product candidates. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct many of our nonclinical studies or our clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical trials on our product candidates. Third parties play a significant role in the conduct of our clinical trials and the subsequent collection and analysis of data. These third parties are not our employees, and except for remedies available to us under our agreements, we have limited ability to control the amount or timing of resources that any such third party will devote to our clinical trials. Due to the limited drug development for non-muscle invasive urothelial cancers, neither we nor any third-party clinical investigators, CROs and/or consultants are likely to have extensive experience conducting clinical trials for the indications we are targeting. If our CROs or any other third parties upon which we rely for administration and conduct of our clinical trials do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, or for other reasons, or if they otherwise perform in a substandard manner, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to complete development of, obtain regulatory approval for, or successfully commercialize any of our product candidates.

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

As of January 31, 2026, we had 291 employees, of whom 40 are based in Israel and 251 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our products and product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; a material disruption of our drug development program; compromise of sensitive information related to our business; harm to our reputation; triggering of breach notification obligations; inability to access critical information; disruptions of our business operations; loss of revenue or profits; loss of customers or sales and legal liability or other adverse effects to our business.

In the ordinary course of our business, we, and the third parties with whom we work, process proprietary, confidential and sensitive information, including personal data (such as health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties (collectively, "Sensitive Information").

We, our CROs and other contractors, consultants, third-party vendors, and third parties with whom we work depend on information technology, telecommunication systems and data processing for significant elements of our operations, including, for example, systems handling human resources, financial reporting and controls, regulatory compliance and other infrastructure operations. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. For example, we have operations and third parties with whom we work to support our business located in regions experiencing (or expected to experience) geopolitical or other conflicts, including in the Middle East, where businesses have experienced an increase in cyberattacks since the start of the Israel-Hamas conflict.

We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to, social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by generative artificial intelligence (“AI”), and other similar threats. It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of certain third parties with whom we work). However,  we have not and may in the future not be able to detect and remediate all vulnerabilities (including on a timely basis) in our information technology systems, for instance because such threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Therefore, such vulnerabilities could be exploited and result in a security incident, which may not be detected until after the incident has occurred.

Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that has in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties with whom we work. For example, in the normal course of business we have been the target of unsuccessful phishing attempts, and expect similar such attempts will continue in the future. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to operate our business. Additionally, our Sensitive Information could be leaked, disclosed, or revealed as a result of or in connection with our employees', personnel’s, or vendors' use of generative AI technologies.

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

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences including: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing Sensitive Information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. For example, failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of Sensitive Information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business. In addition, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security incident results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. If the information technology systems of our third-party vendors and other contractors become subject to disruptions or security incidents, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring. In addition, whether a security incident is reportable to our investors may not be straightforward, may take considerable time to determine, and may be subject to change as the investigation of the incident progresses, including changes that may significantly alter any initial disclosure we provide. Moreover, experiencing a material security incident and any mandatory disclosures could lead to negative publicity, loss of investor, customer or partner confidence in the effectiveness of our cybersecurity measures, diversion of management’s attention, governmental investigations, lawsuits, and the expenditure of significant capital and other resources.

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

Furthermore, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Additionally, on July 9, 2021, former President Biden signed an executive order encouraging the Federal Trade Commission (“FTC”) to curtail unfair use of non-compete agreements and other agreements that may unfairly limit worker mobility. While we cannot predict how the initiatives set forth in the executive order will be implemented or, as a result, the impact that the executive order will have on our operations, there is now increased uncertainty regarding the long-term enforceability of our non-compete agreements. Although the FTC has abandoned its efforts to enforce a blanket ban on most employee non-compete agreements, its recent enforcement actions and announced initiatives suggest the agency will continue targeted enforcement. Moreover, the law governing non-compete agreements and other forms of restrictive covenants varies from state to state within the United States and some states are reluctant to strictly enforce non-compete agreements.

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

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS, which is the lawful currency of the State of Israel. As a result, we are exposed to the risks that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. For example, the dollar depreciated against the NIS during 2025 by approximately 12.5%. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation (if any) of the NIS against the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

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

Certain of our clinical trials operate outside the United States and certain of our research and development facilities and key vendors and suppliers are located in Israel. If any of these current or future trials or the related facilities or our vendors' and suppliers' facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemics, power outages or otherwise, or if performance of our clinical trials are disrupted for any other reason, such an event could cause significant development and product delays. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

The FCPA generally prohibits companies and their employees and third-party intermediaries from offering, promising, giving or authorizing the provision of anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, hospitals owned and operated by the government, and doctors and other hospital employees would be considered foreign officials under the FCPA. Recently the SEC and U.S. Department of Justice have increased their FCPA enforcement activities with respect to biotechnology and pharmaceutical companies. There is no certainty that all of our employees, agents or contractors, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, disgorgement, and other sanctions and remedial measures, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international activities and our ability to attract and retain employees and our business.

In addition, our products and activities may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our product, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or product targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell access to our products would likely significantly harm our business, financial condition, results of operations and prospects.

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

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, in-licensed patents, pending patent applications, trade secrets and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently own, co-own or exclusively license 33 patents that are directed to protect our approved products, Jelmyto and Zusduri, as well as UGN-103 and UGN-104, our proprietary RTGel technology, local compositions comprising different active ingredients, including, among others, compositions comprising UGN-501 and our potential product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2026 and 2044. In total, our IP portfolio includes approximately 54 granted patents worldwide, and more than roughly 13 pending patent applications filed in the U.S., Europe, Israel, Japan, Canada, China, Australia and Korea that are directed to cover various methods, systems and compositions for treating cancer locally, by intravesical means, utilize various active ingredients and the combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2046.

Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are known compounds and our patents and pending patent applications are directed among other things, to novel formulations of these known compounds with our proprietary RTGel technology. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that are designed around our patent claims, but which may contain the same active ingredients, or by seeking to invalidate our patents. Any disclosure of or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market.

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

Furthermore, within and outside of the United States, there has been a substantial amount of litigation and administrative proceedings, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions, regarding patent and other intellectual property rights in the pharmaceutical industry. For example, the USPTO has proposed significant changes to how it handles inter partes review. While no rules have been finalized, the shifting standards—combined with Director-level control over institution decisions and ongoing Congressional and Federal Circuit scrutiny—have created uncertainty about when and how patents can be challenged in the United States, which in turn brings uncertainty to the outcomes of challenges to our patents in the future.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties, for example, the intellectual property rights of competitors. Our commercialization activities may be subject to claims that we infringe or otherwise violate patents owned or controlled by third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are commercializing or developing our products and product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our activities related to our products and product candidates may give rise to claims of infringement of the patent rights of others. We cannot assure you that our products and product candidates will not infringe existing or future patents. We may unknowingly infringe existing patents by commercialization of our products and product candidates. It is also possible that patents of which we are aware, but which we do not believe are relevant to our products and product candidates, could nevertheless be found to be infringed by our products and product candidates. Nevertheless, we are not aware of any issued patents that we believe would prevent us from marketing our products and product candidates, if approved. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us.

Third parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further commercialize or develop our products and product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Defense of these claims, regardless of their merit, would cause us to incur substantial expenses, and would be a substantial diversion of management time and employee resources from our business. In the event of a successful claim of infringement against us by a third party, we may have to (i) pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed the third party’s patents; (ii) obtain one or more licenses from the third party; (iii) pay royalties to the third party; and/or (iv) redesign any infringing products. Redesigning any infringing products may be impossible or require substantial time and monetary expenditures. Further, we cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms. In the event that we could not obtain a license, we may be unable to further commercialize or develop our products and product candidates, which could harm our business significantly. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

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

For example, in March 2010, the ACA was signed into law. There have been judicial and Congressional challenges, as well as certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

Additionally, there have been several recent U.S. presidential executive orders, Congressional inquiries and proposed and enacted legislation at the federal and state levels designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, on November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law. On January 1, 2023, manufacturers began to be required to pay quarterly refunds to the CMS for discarded amounts of certain single-dose container and single-use package drugs payable under part B of the Medicare program. Refunds are generally based on the discarded volume above 10% of the total allowed amount. However, in unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto and Zusduri fit within this unique circumstance classification. We do not expect Zusduri to exceed the applicable 35% threshold.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by establishing Most-Favored-Nation pricing for pharmaceutical products and launching an online clearinghouse (“TrumpRx”) for patients to purchase certain products from manufacturers on a cash pay basis; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any payor, including commercial insurers. Some state and local laws require us to maintain certain regulatory licenses to manufacture or distribute pharmaceutical products commercially and/or to register our pharmaceutical sales representatives. In addition, we may be subject to certain foreign healthcare laws that are analogous to the U.S. healthcare laws described above. If any of our business activities, including but not limited to our relationships with healthcare providers, are found to violate any of the aforementioned laws, we may be subject to significant administrative, civil and criminal penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and future earnings and curtailment or restructuring of our operations.

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

We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, self-regulatory schemes, policies, and other obligations related to data privacy and security. The actual or perceived failure by us or by the third parties with whom we work to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; or otherwise adversely affect our business.

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

In the United States, federal, state, and local governments have enacted numerous privacy, data protection, and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further described above, HIPAA imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive types of personal data, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work. Similar laws are being considered at the federal, state, and local levels and we expect more states to pass similar laws in the future. Furthermore, we are or may become subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to privacy, data protection, and data security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. Our upcoming clinical trial will include sites in the EU, which will increase our exposure to potential liability under the EU GDPR. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. We have expanded our business to include additional clinical trial operations in the European Union and eastern Europe, subjecting us to increased governmental regulation in such jurisdictions, such as the EU GDPR. Assisting our customers, partners, and vendors in complying with the EU GDPR or other foreign laws, or complying with such laws ourselves, has in the past and may in the future cause us to incur substantial operational costs or require us to change our business practices. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences, including class action litigation and mass arbitration demands.

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

Additionally, the U.S. Department of Justice issued a rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or are considered “foreign persons” and majority owned by, organized under the laws of, primarily resident in, or a contractor of a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

Our employees and personnel use AI technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI  technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, we are or may become subject to industry standards related to data privacy or security adopted by industry groups. We publish privacy policies, marketing materials, whitepapers, and other statements such as statements related to security or compliance with certain certifications or self-regulatory principles, concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny due to collection of key-coded clinical trial participant information, and any changes in the regulatory framework could require us to fundamentally change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; and substantial changes to our business model or operations.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Government and other third-party payors are increasingly challenging the prices charged for health care products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. Although our experience to date has demonstrated coverage for Jelmyto, we cannot be sure that adequate coverage will be available for Zusduri or our product candidates, if approved, or, if coverage is available, the level of reimbursement will be adequate to make our products affordable for patients or profitable for us. In addition, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our product candidates.

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

Although we have obtained written policy coverage in commercial plans as well as coverage for government plans for Jelmyto to date, we cannot be sure that adequate coverage or reimbursement will continue to be available for Jelmyto, or be available for Zusduri or any of our product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Jelmyto, Zusduri or our product candidates, or achieve profitably at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, beginning on January 1, 2023, manufacturers began to be required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Rebates will generally be based on the discarded volume above 10% of the total allowed amount. CMS has been receptive to evaluating the feasibility of the 10% threshold, and where appropriate, has modified the discarded volume threshold accordingly. In unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto and Zusduri fit within this unique circumstance classification. We do not expect Zusduri to exceed the applicable 35% threshold. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

The stock market in general has been, and the market price of our ordinary shares in particular has been and may continue to be, subject to fluctuation, whether due to, or irrespective of, our operating results and financial condition. The market price of our ordinary shares on the Nasdaq Global Market may fluctuate as a result of a number of factors, some of which are beyond our control, including, but not limited to:

•	the success of our commercialization of Jelmyto and Zusduri;

•	the success of our ongoing commercial launch of Zusduri;

•	actual or anticipated variations in our and our competitors’ results of operations and financial condition;

•	physician and market acceptance of Jelmyto, Zusduri or any other approved product;

•	the mix of products that we sell;

•	any voluntary or mandatory recall of Jelmyto, Zusduri or any other approved product, or the imposition of any additional labeling, marketing or promotional restrictions;

•	our success or failure to obtain approval for and commercialize our product candidates;

•	changes in the structure of healthcare payment systems;

•	changes in earnings estimates or recommendations by securities analysts, if our ordinary shares are covered by analysts;

•	development of technological innovations or new competitive products by others;

•	announcements of technological innovations or new products by us;

•	publication of the results of nonclinical or clinical trials for Jelmyto, Zusduri or our product candidates;

•	failure by us to achieve a publicly announced milestone;

•	delays between our expenditures to develop and market new or enhanced product candidates and the generation of sales from those products;

•	developments concerning intellectual property rights;

•	the announcement of, or developments in, any litigation matters, including any product liability claims related to Jelmyto, Zusduri or any of our product candidates;

•	regulatory developments and the decisions of regulatory authorities as to the approval or rejection of new or modified products;

•	changes in the amounts that we spend to develop, acquire or license new products, technologies or businesses;

•	changes in our expenditures to promote our products;

•	our sale or proposed sale, or the sale by our significant shareholders, of our ordinary shares or other securities in the future;

•	changes in key personnel;

•	success or failure of our research and development projects or those of our competitors;

•	the trading volume of our ordinary shares; and

•	general economic and market conditions and other factors, including factors unrelated to our operating performance.

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

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. In November 2025, we filed the ATM Prospectus providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically. As of December 31, 2025, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

We have never paid cash dividends on our share capital, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our share capital, nor do we anticipate paying any cash dividends on our share capital in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our ordinary shares will be investors’ sole source of gain for the foreseeable future. In addition, Israeli law limits our ability to declare and pay dividends and may subject our dividends to Israeli withholding taxes. The 2026 Loan Agreement also restricts our ability to pay dividends.

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

Based on our analysis of our income, assets, activities and market capitalization, we do not believe that we were a PFIC for the taxable year ended December 31, 2025. However, because the determination of whether or not we are a PFIC is a fact-intensive determination made on an annual basis, and because the applicable law is subject to varying interpretation, we cannot provide any assurances regarding our PFIC status for any past, current or future taxable years. Our U.S. tax counsel has not provided any opinion regarding our PFIC status in any taxable year.

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

The OECD has published a package of measures, and is expected to continue to publish further technical provisions and administrative guidance, for reform as a product of BEPS, which include, among other things, the introduction of a global minimum tax (referred to as the “Pillar Two rules”). Many countries have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds, we currently expect to be outside the scope of the Pillar Two rules, but could fall within their scope in the future, which could increase our tax obligations and compliance costs.

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

Risks Related to our Operations in Israel

Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.

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

In October 2023, Hamas initiated an attack against Israel. In response, Israel’s security cabinet declared war against Hamas. Since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with Hezbollah) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In addition, Iran launched significant missile and drone strikes at Israel and Israel attacked a range of targets in Iran. This escalation heightened regional instability and resulted in significant travel restrictions, facility closures and shelter-in-place orders in Israel and temporary closures of Israeli airspace and port activity. While ceasefires have been entered into, the situation remains fragile and if any ceasefires collapse, a new war or hostilities commence or hostilities escalate or expand to other fronts, we may be adversely affected. These situations may potentially escalate in the future to more violent events or into a greater regional conflict, which may adversely affect us.

The effects of the Israel-Hamas war are difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. For example, these events may be intertwined with wider macroeconomic factors relating to a deterioration of Israel’s economic standing that may involve, for instance, a downgrade in Israel’s credit rating and outlook by rating agencies. Furthermore, recent political uprisings, social unrest and violence in various countries in the Middle East may affect stability in the region. For example, if the recent political and social unrest in Iran results in broader regional instability or local or regional conflict, Israel could be adversely affected.

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

There is limited case law available to assist in understanding the nature of these duties or the implications of these provisions. These provisions may be interpreted to impose additional obligations and liabilities on holders of our ordinary shares that are not typically imposed on shareholders of U.S. companies.

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of January 31, 2026, we had 291 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Other international and geo-political events could also have a serious adverse impact on our business. While we cannot predict the broader consequences, geo-political conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Our business could be negatively impacted by environmental, social and corporate governance matters or our reporting of such matters.

There is an increasing focus from certain investors, employees, partners, and other stakeholders concerning environmental, social and corporate governance matters. We may be, or be perceived to be, not acting responsibly in connection with these matters, which could negatively impact us. For instance, the SEC recently finalized rules designed to enhance and standardize climate-related disclosures, which were stayed pending judicial review; the SEC subsequently voted to cease its defense of the climate-related disclosure rules, effectively halting their implementation. If other climate-related disclosure rules or other environmental, social and corporate governance rules become effective or become applicable to us, they may significantly increase our compliance and reporting costs and may also result in disclosures that certain investors or other stakeholders deem to negatively impact our reputation and/or that harm our share price.

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

Our Vice President of Information Technology ("IT") supervises our Information Technology Department  which coordinates with third-party service providers that perform security management roles, including those of a Chief Information Security Officer and help desk, to identify, assess and manage our cybersecurity threats and risks. Our IT Department and security management team, including third-party service providers, identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, internal audits relating to cybersecurity, conducting threat assessments for internal and external threats, third-party threat assessments, conducting vulnerability assessments to identify vulnerabilities, use of external intelligence feeds, evaluating our and our industry’s risk profile, and evaluating threats reported to us.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: a cybersecurity incident response policy; asset management, tracking and disposal; incident detection and response; systems monitoring; a vulnerability management policy; risk assessments; data encryption; third-party cybersecurity staff; network security controls; data segregation; access controls; physical security; employee training; penetration testing; and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our IT Department works with management to prioritize our risk management processes and mitigate cybersecurity threats that are expected to be more likely to lead to a material impact to our business. In addition, our management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of our board of directors, which, together with the rest of our board of directors, evaluates our overall enterprise risk.

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

We use third-party service providers to perform a variety of functions throughout our business, such as: conducting nonclinical and clinical trials; supplying certain raw materials, compounds and components; delivering materials to our facilities; and shipping products to our customers. Additionally, we rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and content delivery. Other types of third-party service providers we rely on include: application providers, distributors, hosting companies, supply chain resources, contract research organizations, and contract manufacturing organizations. Our vendor assessment process is generally limited to reputational due diligence of the vendor and, in some cases, examination of the vendor’s security reports and certifications.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or data, or those of third parties upon whom we rely, are or were compromised, we could experience adverse consequences resulting from such compromise including but not limited to regulatory investigations or actions; litigation; fines and penalties; a material disruption of our drug development program; compromise sensitive information related to our business; harm our reputation; triggering of breach notification obligations; inability to access critical information; disruptions of our business operations; loss of revenue or profits; loss of customers or sales and legal liability or other adverse effects to our business.”

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The audit committee of our board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including, among others, our Executive Vice President of Talent, Advocacy & Communications, Vice President of IT, and Director of IT Infrastructure & Operations. Our Vice President of IT is an IT security professional with over 15 years heading IT and cybersecurity functions, and our Director of IT Infrastructure & Operations holds CCNA Security and CyberOps certifications, as well as ITIL Foundation v4 certification.

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

Item 3. Legal Proceedings

On April 2, 2024, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiry of such patents. By written stipulation dated June 11, 2024, Teva Pharmaceutical Industries, Ltd. was dismissed from the action. On May 19, 2025 the Company filed an Amended Complaint, adding U.S. Patent 12,268,745 to the litigation (the “745 Patent”). The U.S. Patent and Trademark Office issued the ‘745 Patent on April 8, 2025, and the Company subsequently added this patent to the Orange Book for JELMYTO. By orders dated February 27, 2025, and June 26, 2025, the court approved the parties’ joint stipulations to remove the Markman hearing and any related claim-construction proceedings from the court’s calendar. This matter is scheduled for a bench trial in October 2026. Following certain stipulations, the case is now styled as UroGen Pharma Ltd. et al. v. Teva Pharmaceuticals, Inc. et al. By order dated  January 12, 2026, the court approved the parties’ joint stipulation to dismiss counts I, II, III, and IV of the Company’s Amended Complaint alleging infringement by Teva of U.S. Patent Numbers 9,040,074 and 9,950,069, with prejudice, and to dismiss counts I and II of Teva’s  counterclaims seeking declaratory judgment that U.S. Patent Numbers 9,040,074 and 9,950,069 are invalid, as moot. No ANDA may be finally approved by the FDA until the expiration of Orphan Drug Exclusivity covering JELMYTO in April 2027. If the Company is unsuccessful in securing the requested court relief, JELMYTO may be subject to immediate competition from an FDA approved generic product after regulatory exclusivity for JELMYTO expires in April 2027.

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

Holders

As of January 31, 2026, there were 8 registered holders of record of our ordinary shares.

Dividend Policy

We have not paid any dividends on our ordinary shares since our inception and do not expect to pay dividends on our ordinary shares in the foreseeable future. The 2026 Loan Agreement with Pharmakon restricts our ability to pay dividends. In addition, Israeli law limits our ability to declare and pay dividends and may subject our dividends to Israeli withholding taxes. We currently intend to retain all available funds as well as future earnings, if any, to fund the development and expansion of our operations.

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

We believe Zusduri has the potential to become the new standard of care for adults with recurrent low-grade intermediate risk NMIBC as the first and only FDA-approved non-surgical treatment. The existing standard of care for low-grade intermediate risk NMIBC is a surgical procedure typically performed under general anesthesia called transurethral resection of bladder tumor (“TURBT”). Due to high recurrence rates of low-grade intermediate risk NMIBC, repeat TURBTs may be necessary. We estimate that approximately 68% of low-grade intermediate risk NMIBC patients have two or more recurrences, with approximately 23% of recurrent patients having five or more recurrences. Repeated TURBT procedures to treat these recurrences can impact patients’ physical health and quality of life. Patients who have had two to four procedures have an estimated 14% greater risk of death than patients who have only had one procedure.

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

These characteristics of RTGel enable sustained release of mitomycin in the urinary tract for both Jelmyto, Zusduri, UGN-103 and UGN-104. Further, RTGel may be particularly effective in the bladder and upper urinary tract where tumor visibility and access are challenging, and where there exists a significant amount of urine flow and voiding. We believe that these characteristics of RTGel may prove useful for the local delivery of active drugs to other bodily cavities in addition to the bladder and upper urinary tract.

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

The FDA approval was based on results from UroGen's Phase 3 Olympus trial showing Jelmyto achieved clinically significant disease eradication in adults with low-grade UTUC. Findings from the final study results include:

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by regional business director positions, who are in turn supported by regional operations manager positions. Each region is additionally supported by clinical nurse educators to provide education and training around instillation, as well as field reimbursement managers to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto service line. In addition, our organization includes medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 150 colleagues.

We are committed to helping patients access Jelmyto. Our market access teams have laid the foundation for coverage and reimbursement. Medicare patients with supplemental coverage are covered and the vast majority of commercial plans have policies in place to cover Jelmyto. In addition to reimbursement and access, we have also been focused on ensuring seamless integration into physician practices. We have implemented processes to help make Jelmyto preparation and administration seamless for practitioners and patients, including entering into agreements with various national, regional and local mixing pharmacies under which the pharmacy, following receipt of a patient prescription, prepares and dispenses the Jelmyto admixture. In September 2022, the FDA authorized an extension of the in-use period for the Jelmyto admixture from eight hours to 96 hours (four days) following reconstitution of the product, adding convenience and flexibility in managing patient care.

In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services ("CMS") established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code. CMS has granted Jelmyto a New Technology Ambulatory Payment Classification ("APC"), effective from October 1, 2023. We have also launched a registry to capture data and evaluate real world outcomes in patients with low-grade UTUC treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

Zusduri

On June 12, 2025, the FDA approved our NDA for Zusduri (mitomycin) for intravesical solution, formerly known as UGN-102, for the treatment of adults with recurrent low-grade intermediate risk NMIBC. Zusduri, which consists of mitomycin and sterile hydrogel, uses our proprietary sustained release RTGel technology and is delivered directly into the bladder in an out-patient procedure by a trained healthcare professional using a urinary catheter to enable the treatment of tumors by non-surgical means.

We estimate that the annual treatable population of low-grade intermediate risk NMIBC in the United States is approximately 82,000, of which approximately 23,000 are estimated to be newly diagnosed and 59,000 are estimated to be recurrent patients. Zusduri is administered locally using the standard practice of intravesical instillation directly into the bladder via a urinary catheter. The instillation into the bladder is expected to take place in a physician’s office as a non-operative outpatient treatment, in comparison with TURBT or similar surgical procedures, which are operations usually conducted in an operating room under general anesthesia and may require an overnight stay. Complete surgical tumor removal often has limited success due to the inability to properly identify, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by potentially reducing the need for surgery, patients may avoid potential complications associated with surgery and anesthesia. We estimate that approximately 68% of low-grade intermediate risk NMIBC patients have two or more recurrences, with approximately 23% having five or more recurrences. Repeated TURBT procedures to treat these recurrences can impact patients’ physical health and quality of life. Approximately 35% of patients will experience an adverse event within 90 days of undergoing a TURBT, and patients who have had two to four procedures have an estimated 14% greater risk of death than patients who have only had one procedure.

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

The FDA approval of Zusduri on June 12, 2025 was based on the results from the FDA Analysis Population (n=223) from the Phase 3 ENVISION trial demonstrating 78% of patients achieved CR at three months, and 79% of those responders maintained CR at 12 months after the three-month visit (using the observed rate). The most common (≥ 10%) adverse reactions, including laboratory abnormalities, which occurred in patients were increased creatinine, increased potassium, dysuria, decreased hemoglobin, increased aspartate aminotransferase, increased alanine aminotransferase, increased eosinophils, decreased lymphocytes, urinary tract infection, decreased neutrophils, and hematuria. Serious adverse reactions occurred in 12% of patients who received Zusduri, including, urinary retention (0.8%) and urethral stenosis (0.4%).

As a post-marketing commitment, we have agreed with the FDA to complete the ongoing ENVISION trial to further characterize the clinical benefit of Zusduri for the treatment of adult patients with recurrent low-grade intermediate risk NMIBC. In addition, we committed to providing the FDA updates on DOR for all patients with ongoing CRs. The updates will continue until all ongoing patients experience a recurrence of low-grade intermediate risk NMIBC; progression; death; loss to follow-up; or reach 63 months after the first instillation as planned in the protocol, or the study ends, whichever occurs first.

We began promotion of Zusduri in the United States in late June 2025. We initiated a strategic, multi-faceted approach to promote broad adoption and patient access to Zusduri, leveraging our customer-facing team of territory business managers, regional business directors, regional operations managers, clinical nurse educators and field reimbursement managers. Zusduri is now broadly accessible to patients through commercial, Medicare, and Medicaid insurance programs, with open access for more than 95% of covered lives and approximately 296 million eligible patients. In October 2025, Zusduri was assigned a unique, permanent Healthcare Common Procedure Coding System (“HCPCS”) J-code (J9282) by CMS. The J-code became effective on January 1, 2026.

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

In April 2024, we announced that the FDA accepted our Investigational New Drug Application (“IND”) for UGN-103 and we initiated our Phase 3 UTOPIA trial, a single-arm, multicenter study is evaluating the efficacy and safety of UGN-103 in patients with recurrent low-grade intermediate risk NMIBC. In October 2024, we announced the first patient dosed in the UTOPIA trial, and in July 2025, we announced the completion of patient enrollment with 99 patients enrolled across multiple centers globally. Patients in the UTOPIA trial received 75 mg of mitomycin via intravesical instillation once a week for six weeks. Efficacy is assessed by the CR rate at the three-month visit. Patients who have a CR at the three-month visit, defined as having no detectable disease in the bladder, will enter the follow-up period of the study. Patients will remain on study until disease recurrence, disease progression, death, or the last patient completes 12 months of follow-up (i.e., 15 months after the first instillation), whichever occurs first. A long-term follow up study will also be conducted following patients remaining in CR for up to five years after initiation of treatment with UGN-103. We reported a three-month CR rate of 77.8% (95% CI, 68.3%, 85.5%), consistent with results from the ENVISION clinical trial. The FDA has agreed with the regulatory plan to submit an NDA based on the data from our Phase 3 UTOPIA trial to support potential approval of UGN-103. We anticipate submitting an NDA for UGN-103 in the second half of 2026 with potential FDA approval in 2027.

In February 2025, the FDA accepted our IND for UGN-104, and we initiated a Phase 3 trial of UGN-104 in low-grade UTUC in June 2025. We expect to complete enrollment in the Phase 3 trial of UGN-104 by the end of 2026.

UGN-501

In February 2025, we acquired ICVB-1042 (now known as UGN-501), a next-generation investigational oncolytic virus engineered to selectively target and destroy cancer cells while simultaneously activating a robust anti-tumor immune response. We are currently conducting IND-enabling studies and plan to initiate a Phase 1 clinical study of UGN-501 as a locally administered agent in patients with recurrent NMIBC by the end of 2026.

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

The first combination we investigated clinically involved the sequential use of UGN-201 (imiquimod), a toll like receptor 7 agonist, and UGN-301 in high-grade NMIBC. UGN-201 is a liquid formulation of imiquimod for intravesical administration that has been optimized for delivery in the urinary tract. The second combination we investigated clinically involved the sequential administration of gemcitabine and UGN-301 to the bladder in high-grade NMIBC. Gemcitabine is a chemotherapy that is used intravesically to treat high grade NMIBC where it is administered as a liquid formulation. We believed these two combinations could elicit both an innate and adaptive immune response, which may translate into a long-lasting acquired immune response, and potentially represent a valid post-TURBT adjuvant treatment of high-grade NMIBC. We investigated these combinations to determine if they could make local therapy a potentially more effective treatment option while minimizing systemic exposure and potential side effects.

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The novel study design utilized a Master Protocol that we believed would be a more efficient and streamlined approach to development. It provided more flexibility to add study arms as the trial progressed to increase efficiency and potentially reduce costs. We expected the Master Protocol would allow us to more quickly evaluate safety, tolerability and dosing of UGN-301 in combination with additional immunomodulators and chemotherapies, with the goal of developing optimized treatment regimens for patients. The multi-arm Phase 1 study, which was expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and enrollment in the study was completed. Safety and dosing data from the first arm evaluating UGN-301 as monotherapy was presented in late 2024.

In November 2025, we decided to discontinue development of UGN-301 based on our strategic priorities and provided Agenus, Inc. ("Agenus") notice of termination of the license agreement. Under the terms of the license agreement, following notice of termination, the agreement will terminate upon the later of (a) the expiration of a 180-day notice period; or (b) completion of all wind-down activities and delivery of all Agenus Improvements (as defined in the license agreement) to Agenus.

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

License Agreement and Acquisition Agreement

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

IconOVir Agreement

On February 14, 2025 (the “Closing Date”), we entered into an asset purchase agreement (the “IconOVir Agreement”) with IconOVir Bio, Inc. (“IconOVir”), pursuant to which we purchased and acquired certain assets of IconOVir (the “Transferred Assets”), including UGN-501 (formerly ICVB-1042) and certain contracts, intellectual property rights, regulatory applications, submissions and registrations, and data and other rights related thereto, and assumed certain liabilities and obligations of IconOVir arising under certain contracts of IconOVir acquired by us.

As consideration for the Transferred Assets and subject to the terms and conditions of the IconOVir Agreement, we (i) issued 374,843 of our ordinary shares to IconOVir, which represented a purchase price of $4.0 million divided by the volume-weighted average closing price of our ordinary shares on The Nasdaq Stock Market over the 30 consecutive trading days ending on (and including) the trading day immediately prior to the Closing Date, (ii) agreed to pay IconOVir a one-time payment of $15.0 million in cash upon the achievement of a cumulative aggregate worldwide net sales milestone for all products, including combination products, that incorporate or comprise ICVB-1042 (“ICVB Products”), (iii) agreed to pay IconOVir a low, single-digit percentage royalty, on an ICVB Product-by-ICVB Product basis, on the annual, worldwide net sales of such ICVB Product during the royalty term, subject to certain reductions as set forth in the IconOVir Agreement, and (iv) agreed to assume certain immaterial liabilities arising under certain acquired contracts.

Pursuant to the IconOVir Agreement, from the Closing Date until the earlier of the 10th anniversary of the Closing Date and the first commercial sale of any ICVB Product in any jurisdiction, we agreed to use commercially reasonable efforts to develop and commercialize one ICVB Product. The IconOVir Agreement contains customary representations, warranties and covenants of the parties and also provides for customary indemnification rights of us and IconOVir related to breaches of certain representations, warranties and covenants of the other party and certain assumed liabilities or excluded liabilities and excluded assets, as applicable.

For additional information regarding the IconOVir Agreement, see Note 15 to our consolidated financial statements appearing elsewhere in this Annual Report.

Components of Operating Results

Revenue

During the year ended December 31, 2025 and December 31, 2024, we recognized $109.8 million and $90.4 million of revenue, respectively, from sales of our products.

Cost of Revenue

Cost of revenue consists primarily of inventory and related costs associated with the manufacturing, distribution, warehousing and preparation of Jelmyto and Zusduri, including inventory write-downs. In periods prior to receiving FDA approval for Jelmyto and Zusduri, we recognized inventory and related manufacturing costs as research and development expenses.

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

The following table provides a breakout of expenses by major cost type:

(in thousands)	2025	2024
Personnel, facility and equipment, and other overhead costs	$18,530	$16,054
Clinical and other development costs	48,577	41,091
Total	$67,107	$57,145

See Note 21 to our consolidated financial statements appearing elsewhere in this Annual Report for additional disaggregation of significant research and development expenses. We expense all research and development costs as incurred. We estimate nonclinical study and clinical trial expense based on the services performed pursuant to contracts with research institutions and contract research organizations that conduct and manage nonclinical studies and clinical trials on our behalf based on actual time and expense incurred by them.

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

License fees and development milestone payments related to in-licensed products and technology are expensed as incurred, or probable of being achieved in the case of milestones, if it is determined at that point that they have no established alternative future use.

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

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation is comprised of financing expense related to the transaction (the "RTW Transaction") with RTW Investments (“RTW") (see Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report).

Interest Expense

Interest expense is primarily comprised of interest accrued under the 2024 Loan Agreement (as defined below) with Pharmakon Advisors, L.P. (“Pharmakon”) (see Note 10 to our consolidated financial statements appearing elsewhere in this Annual Report).

Interest and Other Income, Net

Interest and other income, net, consisted primarily of interest income, net losses on foreign exchange and bank commissions.

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $626.7 million as of December 31, 2025. We anticipate that we will continue to generate tax losses and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. See Note 18 to our consolidated financial statements appearing elsewhere in this Annual Report for further information.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Revenue	$109,788	$90,398	$19,390
Cost of revenue	12,447	8,881	3,566
Gross profit	97,341	81,517	15,824
Operating expenses:
Research and development	67,107	57,145	9,962
Selling and marketing	99,073	75,232	23,841
General and administrative	56,024	45,922	10,102
Total operating expenses	222,204	178,299	43,905
Operating loss	(124,863)	(96,782)	(28,081)
Financing on prepaid forward obligation	(18,503)	(23,411)	4,908
Interest expense on long-term debt	(15,345)	(12,521)	(2,824)
Interest and other income, net	5,295	8,672	(3,377)
Loss before income taxes	(153,416)	(124,042)	(29,374)
Income tax expense	(78)	(2,832)	2,754
Net loss	$(153,494)	$(126,874)	$(26,620)

Revenue

Revenues were $109.8 million and $90.4 million for the years ended December 31, 2025 and 2024, respectively. The increase of $19.4 million primarily reflects the volume of sales of Zusduri, which was launched late in the second quarter of 2025, as well as increased volume of sales of Jelmyto.

Cost of Revenue

Cost of revenue was $12.4 million and $8.9 million for the years ended December 31, 2025 and 2024, respectively. The increase of $3.5 million is primarily attributable to the increased volume of sales of Jelmyto as well as increased costs related to a higher unit cost of Jelmyto, increased shipping and warehousing expenses and an inventory write-off. In periods prior to receiving FDA approval for Zusduri, we recognized inventory and related costs associated with the manufacture of Zusduri as research and development expenses. We expect this to continue to impact cost of revenue into 2027 as we deplete inventories that we expensed prior to receiving FDA approval.

Research and Development Expenses

Research and development expenses were $67.1 million and $57.1 million for the years ended December 31, 2025 and 2024, respectively. The increase in research and development expenses of $10.0 million is primarily attributable to higher manufacturing costs for Zusduri, which are recognized as research and development expenses prior to our product candidates receiving FDA approval, costs associated with the Phase 3 UTOPIA trial for UGN-103 and the Phase 3 trial for UGN-104, as well as the acquisition of certain assets of IconOVir, partially offset by lower clinical trial costs and regulatory expenses in connection with Zusduri.

Selling and Marketing Expenses

Selling and marketing expenses were $99.1 million and $75.2 million for the years ended December 31, 2025 and 2024, respectively. The increase in selling and marketing expenses of $23.9 million is primarily attributable to Zusduri commercial activities as well as an increase in overall commercial operation costs including the expansion of the sales force, compensation, advisory, meetings, conferences, trainings and back office support costs.

General and Administrative Expenses

General and administrative expenses were $56.0 million and $45.9 million for the years ended December 31, 2025 and 2024, respectively. The increase in general and administrative expenses of $10.1 million is primarily attributable to higher compensation expenses, expenses related to commercial readiness support for Zusduri, general third-party advisory services, and ongoing managed services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $18.5 million and $23.4 million for the years ended December 31, 2025 and 2024, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $4.9 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $15.3 million and $12.5 million for the years ended December 31, 2025 and 2024, respectively. The increase of $2.8 million was primarily attributed to the interest expense on the $25.0 million third tranche under the 2024 Loan Agreement Pharmakon that was funded in September 2024.

Interest and Other Income, Net

Interest and other income, net was $5.3 million and $8.7 million for the years ended December 31, 2025 and 2024, respectively. The decrease of $3.4 million in interest and other income, net was primarily attributable to lower average balances in interest-bearing accounts over the period and the interest rate environment in 2025 reflected a lower rate trend, resulting in reduced interest income.

Liquidity and Capital Resources

As of December 31, 2025, we had $120.5 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through December 31, 2025, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW, our credit facility under the 2024 Loan Agreement with Pharmakon, and product sales.

ATM Sales Agreement

In December 2019, we entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”), pursuant to which we were able to from time to time offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million, to or through TD Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the-market offering.”

During the first quarter of 2024, we sold 3,400,468 ordinary shares under the ATM Sales Agreement for net proceeds to us of approximately $54.7 million after deducting sales commissions to TD Cowen of up to 3%. During the third quarter of 2025, we sold 416,248 ordinary shares under the ATM Sales Agreement for net proceeds to us of approximately $8.0 million after deducting sales commissions to TD Cowen of up to 3%.

In November 2025, we amended the ATM Sales Agreement  to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). Following the amendment, during the fourth quarter of 2025, we sold 1,370,962 ordinary shares pursuant to the ATM Prospectus for net proceeds of approximately $31.8 million after deducting sales commissions to TD Cowen of up to 3%. As of December 31, 2025, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

Prepaid Forward Agreement

In March 2021, we entered into a prepaid forward agreement with RTW (the "Forward Contract"), pursuant to which RTW agreed to provide us with an upfront cash payment of $75.0 million to support the launch of Jelmyto and the development of Zusduri, and we agreed to provide RTW with tiered future payments based on global annual net product sales of Jelmyto and Zusduri, and, subject to FDA approval, UGN-103 and UGN-104. In May 2021, following the receipt of necessary regulatory approvals, we received the $75.0 million prepaid forward payment ($72.4 million net of transaction costs) from RTW.

Pharmakon Loan Agreement

On March 7, 2022, we entered into a loan agreement with Pharmakon (the “2022 Loan Agreement”) for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On June 29, 2023, the 2022 Loan Agreement with Pharmakon was amended to replace the benchmark governing the interest rate with a rate based on the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York. Effective July 2023, the loan accrued interest using a benchmark rate of 3-month SOFR plus 8.25% plus an additional adjustment of 0.26161%.

On March 13, 2024, we entered into an amended and restated loan agreement, which replaced the 2022 Loan Agreement, with Pharmakon for an additional third and fourth tranche of senior secured loan (the "2024 Loan Agreement"). The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and could have been drawn at our option no later than August 29, 2025, subject to the satisfaction of customary bringdown conditions and deliverables. We elected not to draw down the fourth tranche. Under the 2024 Loan Agreement, prior to the refinancing described in the immediately following paragraph, all outstanding loans accrued interest using a benchmark rate of three-month SOFR plus 7.25% plus an additional adjustment of 0.26161%.

On February 26, 2026, we entered into a second amended and restated loan agreement, which replaced the 2024 Loan Agreement, with Pharmakon providing for a senior secured term loan facility of up to $250.0 million, consisting of two tranches (the "2026 Loan Agreement"). The first tranche of $200.0 million refinanced our term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million may, at our option, be requested no later than June 30, 2027 for a funding to occur no later than August 29, 2027, subject to customary conditions.

All outstanding loans with Pharmakon pursuant to the 2026 Loan Agreement accrue interest at a fixed rate of 8.25%. The principal amount of the loans outstanding under the 2026 Loan Agreement will be repayable in four equal quarterly payments commencing in the first quarter of 2030. We may prepay the full outstanding principal amounts of the loans in whole at our discretion at any time, together with accrued but unpaid interest thereon and subject to prepayment premiums, make-whole amounts, as applicable, and fees.

The obligations of UroGen Pharma, Inc., as the borrower under the 2026 Loan Agreement, are guaranteed by UroGen Pharma Ltd., subject to customary limitations on parent guarantees under Israeli law, and are secured by substantially all of the tangible and intangible assets and property, including intellectual property, of UroGen Pharma, Inc. and UroGen Pharma Ltd., subject to certain exceptions.

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

We have incurred losses since our inception and negative cash flows from our operations, and as of December 31, 2025, we had an accumulated deficit of $959.7 million. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy, including the ongoing commercial launch of Zusduri, the continued commercialization of Jelmyto, and engaging in further research and development activities. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to produce cash inflows from Jelmyto and Zusduri product sales, the rate of physician and patient adoption of Zusduri and our ability to raise additional capital to fund our operations in the future. Based on our cash, cash equivalents and marketable securities as of December 31, 2025, together with management’s cash flow projections, we believe we have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our consolidated financial statements appearing elsewhere in this Annual Report. If we are unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, we may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

We cannot estimate the actual amounts necessary to successfully commercialize any approved products, or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate sufficient product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(162,444)	$(96,766)
Investing activities	61,558	(20,613)
Financing activities	39,918	194,619
Net change in cash and cash equivalents	$(60,968)	$77,240

Operating Activities

Net cash used in operating activities was $162.4 million during the year ended December 31, 2025, compared to $96.8 million used in operating activities during the year ended December 31, 2024. The $65.6 million increase was attributable primarily to higher net loss driven by increased operating expenses such as commercial costs related to Zusduri and clinical trials expenses related to UGN-103 and UGN-104, as well as timing of certain payments and accruals.

Investing Activities

Net cash provided by investing activities was $61.6 million during the year ended December 31, 2025, compared to net cash used in investing activities of $20.6 million during the year ended December 31, 2024. The net change of $82.2 million primarily reflects higher investments in marketable securities in 2024, funded by the proceeds from the issuance of ordinary shares under the ATM Sales Agreement and the underwritten public offering, compared to 2025.

Financing Activities

Net cash provided by financing activities was $39.9 million during the year ended December 31, 2025, compared to net cash provided by financing activities of $194.6 million during the year ended December 31, 2024. The decrease of $154.7 million is attributable primarily to proceeds from the issuance of ordinary shares under the ATM Sales Agreement in the first quarter of 2024, the underwritten public offering in the second quarter of 2024 and the issuance of debt related to the third tranche under the 2024 Loan Agreement with Pharmakon in the third quarter of 2024.

Funding and Material Cash Requirements

Our present and future funding and material cash requirements will depend on many factors, including, among other things:

•	the progress, timing and completion of clinical trials for UGN-103, UGN-104 and UGN-501;

•	nonclinical studies and clinical trials for any of our other product candidates;

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

•	the timing of any milestone, net sales or royalty payments owed by us from the commercialization of our products or product candidates; and

•	the repayment of outstanding debt.

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

We may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in us will be diluted, and the terms of any additional securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants that further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the terms of the Forward Contract with RTW and the 2026 Loan Agreement limit our ability to take certain actions, including incurring additional indebtedness.

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

For more information as to the risks associated with our future funding needs, see “Item 1A – Risk Factors.” We will require additional financing to achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

Contractual Obligations and Commitments

In April 2016, we signed an addendum to our November 2014 lease agreement for our executive offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, we utilized the agreement extension option and extended the rent period for an additional three years until August 2022. In July 2022, we signed a lease extension agreement extending the term of the lease through September 2025 and in June 2025 we exercised our renewal option to extend the lease through September 2028.

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

The total obligation for future minimum lease payments under our operating and finance leases are $4.1 million and $5.9 million, respectively, as of December 31, 2025. See Note 11 to the consolidated financial statements appearing elsewhere in this Annual Report for further information.

On March 7, 2022, we entered into the 2022 Loan Agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into the 2024 Loan Agreement. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and could have been drawn at our option no later than August 29, 2025, subject to customary bringdown conditions and deliverables. We elected not to draw down the fourth tranche.

Under the 2024 Loan Agreement, prior to the refinancing described in the immediately following paragraph, all outstanding loans accrued interest using a benchmark rate of three-month SOFR plus 7.25% plus an additional adjustment of 0.26161%.

On February 26, 2026, we entered the 2026 Loan Agreement. The first tranche of $200.0 million refinanced our original term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million may, at our option, be requested no later than June 30, 2027 for a funding to occur no later than August 29, 2027, subject to customary conditions.

All outstanding loans with Pharmakon pursuant to the 2026 Loan Agreement will accrue interest at a fixed rate of 8.25%. The principal amount of the loans outstanding under the 2026 Loan Agreement shall be repayable in four equal quarterly payments commencing in the first quarter of 2030. We may prepay the loans in whole at our discretion at any time, subject to prepayment premiums, make-whole amounts, as applicable, and fees.

The obligations of UroGen Pharma, Inc., as the borrower under the 2026 Loan Agreement, are guaranteed by UroGen Pharma Ltd., subject to customary limitations on parent guarantees under Israeli law, and are secured by substantially all of the tangible and intangible assets and property, including intellectual property, of UroGen Pharma, Inc. and UroGen Pharma Ltd., subject to certain exceptions.

On February 14, 2025, we entered into the IconOVir Agreement pursuant to which we purchased and acquired the Transferred Assets. As consideration for the Transferred Assets and subject to the terms and conditions of the IconOVir Agreement, we (i) issued 374,843 of our ordinary shares to IconOVir, which represented a purchase price of $4.0 million divided by the volume-weighted average closing price of our ordinary shares on The Nasdaq Stock Market over the 30 consecutive trading days ending on (and including) the trading day immediately prior to the Closing Date, (ii) agreed to pay IconOVir a one-time payment of $15.0 million in cash upon the achievement of a cumulative aggregate worldwide net sales milestone for all ICVB Products, (iii) agreed to pay IconOVir a low, single-digit percentage royalty, on an ICVB Product-by-ICVB Product basis, on the annual, worldwide net sales of such ICVB Product during the royalty term, subject to certain reductions as set forth in the IconOVir Agreement, and (iv) agreed to assume certain immaterial liabilities arising under certain acquired contracts.

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

Revenue

Net revenue from product sales is recognized at the transaction price when the specialty distributors obtain control of our products, which occurs at a point in time, typically upon delivery of the product to the treating physician or mixing pharmacy. All product sales of Jelmyto and Zusduri are recognized through our arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. Payment terms with these customers are 60 days and 90 days. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customer, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, our co-pay assistance program, and Medicare refunds for discarded drug, which are estimated based on our historical experience.

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

We elected to recognize compensation costs for awards conditioned only on continued service that have a graded vesting schedule using the straight-line method and to value the awards based on the single-option award approach. Performance-based awards are expensed over the requisite service period when the achievement of performance criteria is probable.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. As of December 31, 2025, we had approximately $120.5 million in cash, cash equivalents and marketable securities. We invest our cash primarily in money market accounts, certificates of deposit, commercial paper and debt instruments of U.S. government-sponsored agencies, the U.S. Treasury, financial institutions, and corporations. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on December 31, 2025, this change would not have had a material effect on the fair value of our cash and cash equivalents as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation did not have a material effect on our business, financial condition or results of operations during the year ended December 31, 2025.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in NIS. As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar depreciated against the NIS during 2025 by approximately 12.5%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

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

Item 8. Financial Statements and Supplementary Data

UroGen Pharma Ltd.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UroGen Pharma Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UroGen Pharma Ltd. and its subsidiary (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of shareholders' deficit and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition - Gross Revenue from Product Sales

As described in Notes 1, 3 and 12 to the consolidated financial statements, product sales from the Company’s commercial products, Jelmyto and Zusduri, are recognized as revenue at the transaction price when the specialty distributors obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of the product to the treating physician or mixing pharmacy. All product sales of Jelmyto and Zusduri are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug. The Company’s consolidated net revenue was $109.8 million for the year ended December 31, 2025, of which gross revenue from product sales represented a majority.

The principal consideration for our determination that performing procedures relating to revenue recognition for gross revenue from product sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the Company’s reconciliation of gross revenue recognized from product sales to third-party information, (ii) evaluating reconciling items, as applicable, (iii) confirming sales terms with the Company’s customers, (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining cash receipts from customers or purchase orders, invoices and proof of delivery, and (v) evaluating a sample of gross revenue transactions by obtaining and inspecting source documents, including the customer contract, purchase orders, invoices, proof of delivery, cash remittances, and bank statements, as applicable.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 2, 2026

We have served as the Company’s auditor since 2020.

UROGEN PHARMA LTD.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts and par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$110,745	$171,987
Marketable securities	9,711	64,698
Restricted cash	1,350	1,076
Accounts receivable, net	33,082	20,302
Inventories	16,464	9,227
Prepaid expenses and other current assets	14,672	8,845
Total current assets	186,024	276,135
Non-current assets:
Property and equipment, net	637	655
Restricted deposit	177	176
Right-of-use assets	8,456	3,134
Marketable securities	—	5,022
Other non-current assets	5,161	589
Total Assets	$200,455	$285,711
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$27,717	$27,431
Employee related accrued expenses	13,516	10,570
Other current liabilities	5,185	7,948
Total current liabilities:	46,418	45,949
Non-current liabilities:
Prepaid forward obligation	127,276	121,387
Long-term debt	122,210	121,734
Long-term lease liabilities	6,122	1,653
Uncertain tax positions liability	3,903	3,791
Total Liabilities	305,929	294,514
Commitments and Contingencies (Note 20)
Shareholders' Deficit:
Ordinary shares, NIS 0.01 par value; 100,000,000 shares authorized at December 31, 2025 and 2024; 48,350,272 and 42,231,746 shares issued and outstanding as of December 31, 2025 and 2024, respectively	133	115
Additional paid-in capital	854,090	797,248
Accumulated deficit	(959,716)	(806,222)
Accumulated other comprehensive income	19	56
Total Shareholders' Deficit	(105,474)	(8,803)
Total Liabilities and Shareholders' Deficit	$200,455	$285,711

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$109,788	$90,398
Cost of revenue	12,447	8,881
Gross profit	97,341	81,517
Operating expenses:
Research and development expenses	67,107	57,145
Selling, general and administrative expenses	155,097	121,154
Operating loss	(124,863)	(96,782)
Financing on prepaid forward obligation	(18,503)	(23,411)
Interest expense on long-term debt	(15,345)	(12,521)
Interest and other income, net	5,295	8,672
Loss before income taxes	(153,416)	(124,042)
Income tax expense	(78)	(2,832)
Net Loss	$(153,494)	$(126,874)

Statements of Comprehensive Loss
Net loss	$(153,494)	$(126,874)
Other comprehensive loss
Unrealized income (loss) on investments	(37)	44
Comprehensive Loss	$(153,531)	$(126,830)
Net loss per ordinary share - basic and diluted	$(3.19)	$(2.96)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	48,116,098	42,876,737

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands, except share amounts)

	Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount	Amounts
Balance as of December 31, 2023	32,490,119	$89	$614,035	$(679,348)	$12	$(65,212)
Changes during 2024
Exercise of options into ordinary shares	419,731	1	320			321
Share-based compensation			13,108			13,108
Issuance of pre-funded warrants, net of issuance costs			18,641			18,641
Issuance of ordinary shares, net of issuance costs	9,321,896	25	151,144			151,169
Other comprehensive income					44	44
Net loss				(126,874)		(126,874)
Balance as of December 31, 2024	42,231,746	$115	$797,248	$(806,222)	$56	$(8,803)
Changes during 2025
Exercise of options into ordinary shares	750,202	2	1,970			1,972
Share-based compensation			11,959			11,959
Conversion of pre-funded warrants into ordinary shares	3,206,271	9	(6)			3
Issuance of ordinary shares, net of issuance costs	2,162,053	7	42,919			42,926
Other comprehensive loss					(37)	(37)
Net loss				(153,494)		(153,494)
Balance as of December 31, 2025	48,350,272	$133	$854,090	$(959,716)	$19	$(105,474)

The accompanying notes are an integral part of these consolidated financial statements.

UROGEN PHARMA LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(153,494)	$(126,874)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	307	329
Accrued financing on prepaid forward obligation	2,865	15,077
Accretion on marketable securities	(1,875)	(2,891)
Share-based compensation	11,959	13,108
Amortization (accretion) of discount on long-term debt	476	(1,305)
Amortization of right-of-use assets	2,104	857
Acquisitions of IPR&D	3,128	—
Changes in operating assets and liabilities:
Inventory	(7,237)	(3,554)
Accounts receivable, net	(12,780)	(4,859)
Prepaid expenses and other current assets	(5,827)	1,436
Other non-current assets	(4,572)	1,449
Accounts payable and accrued expenses	286	10,893
Employee related accrued expenses	2,946	(244)
Other current liabilities	(202)	200
Lease liabilities	(639)	(1,034)
Restricted deposit	(1)	49
Uncertain tax positions	112	597
Net cash used in operating activities	(162,444)	(96,766)
Cash Flows From Investing Activities
Purchases of marketable securities	(77,400)	(128,023)
Maturities of marketable securities	139,247	107,705
Purchases of property and equipment	(289)	(295)
Net cash provided by (used in) investing activities	61,558	(20,613)
Cash Flows From Financing Activities
Principal payments on finance leases	(1,855)	—
Proceeds from exercise of options into ordinary shares	1,972	321
Proceeds from issuance of long-term debt, net of issuance costs	—	24,488
Proceeds from pre-funded warrant issuance, net of issuance costs	—	18,641
Proceeds from ordinary shares issuances, net of issuance costs	39,801	151,169
Net cash provided by financing activities	39,918	194,619
Increase (Decrease) in Cash and Cash Equivalents	(60,968)	77,240
Cash, Cash Equivalents and Restricted Cash at Beginning of Year	173,063	95,823
Cash, Cash Equivalents and Restricted Cash at End of Year	$112,095	$173,063
Supplemental Disclosures of Non-Cash Activities
Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$7,427	$2,321
Acquisitions of IPR&D	$3,128	$—

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

UPL and UPI (together the “Company”) is a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, launching the Company’s first commercial product, Jelmyto (mitomycin) for pyelocalyceal solution, formerly known as UGN-101, developing, securing regulatory approval of and commercializing Zusduri (mitomycin) for intravesical solution, formerly known as UGN-102, and raising capital to support and expand these activities.

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

On  June 12, 2025, the FDA approved Zusduri, the first and only FDA-approved medication for adults with recurrent low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”). Zusduri consists of mitomycin and sterile hydrogel, uses the Company’s proprietary sustained release RTGel technology, and is delivered directly into the bladder in an out-patient procedure by a trained healthcare professional using a urinary catheter to enable the treatment of tumors by non-surgical means.

Note 2 – Basis of Presentation

The Company has experienced net losses since its inception and had an accumulated deficit of $959.7 million and $806.2 million as of December 31, 2025 and 2024, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes its strategy, including the ongoing commercial launch of Zusduri, the continued commercialization of Jelmyto, and engaging in further research and development activities. The success of the Company depends on its ability to successfully commercialize its technologies to support its operations and strategic plan.

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

Based on the Company's cash and cash equivalents and marketable securities as of December 31, 2025, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. If the Company is unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, the Company  may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that the Company will be able to secure such additional financing on terms that are satisfactory to the Company, in an amount sufficient to meet the Company's needs, or at all. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, reduce or terminate the Company's product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $120.5 million as of December 31, 2025. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities.” Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) within the consolidated statements of shareholders’ deficit. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

The Company follows a two-step approach in recognizing and measuring uncertain tax positions. After concluding that a particular filing position can be recognized (i.e., has a more-likely-than-not chance of being sustained), ASC 740-10-30-7 requires that the amount of benefit recognized be measured using a methodology based on the concept of cumulative probability. Under this methodology, the amount of benefit recorded represents the largest amount of tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority that has full knowledge of all relevant information. See Note 18 for further discussion related to income taxes.

Inventory

The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. For both Jelmyto and Zusduri, the Company commenced capitalization of inventory at the receipt of FDA approval. Costs related to inventories that are not expected to be manufactured and sold within the next 12 months are classified as long-term assets and presented within "Other non-current assets" on the consolidated balance sheets.

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

Prepaid Forward Obligation

The Company is party to a transaction (the "RTW Transaction") with RTW Investments (“RTW") in which the Company received funds to support the launch of Jelmyto and the development of Zusduri in return for tiered, future cash payments based on net sales of Jelmyto and Zusduri, and, subject to FDA approval, UGN-103 and UGN-104. The net proceeds received under the RTW Transaction were recognized as a long-term liability. The Company recognizes the current cash payable amounts under the arrangement within other current liabilities on the consolidated balance sheets. The subsequent measurement for the liability follows the accounting principles defined in ASC Topic 835-30, “Imputation of Interest.” See Note 9 for further discussion related to the prepaid forward obligation.

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

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease expense for operating leases is recognized on a straight-line basis over the lease term. For finance leases, the expense consists of interest on the lease liability and amortization of the ROU assets. Variable lease payments associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as selling, general and administrative expenses in the consolidated statements of operations. The Company has elected the practical expedient to not separate between lease and non-lease components.

The Company’s lease terms may include options to extend the lease. The lease extensions are included in the measurement of the ROU assets and lease liability when it is reasonably certain that it will exercise that option.

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

Revenue

Net revenue from product sales is recognized at the transaction price when the specialty distributors obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of the product to the treating physician or mixing pharmacy. All product sales of Jelmyto and Zusduri are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug, which are estimated based on the contractual or statutory terms governing the arrangements and the Company’s historical experience.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. Such potentially dilutive securities consist solely of outstanding restricted share units and stock options issued under the Company’s share-based compensation plans. See Note 17 Share-based Compensation for more information.

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

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted loss per ordinary share for the periods presented (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Basic and diluted:
Loss attributable to equity holders of the Company	$(153,494)	$(126,874)
Weighted-average number of ordinary shares	48,116,098	42,876,737
Loss per ordinary share	$(3.19)	$(2.96)

Recently Adopted or Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced disclosures related to income tax rate reconciliations, including specified additional information and further disaggregation of reconciling items that meet a quantitative threshold. ASU 2023-09 also requires disaggregation of income taxes paid by federal, state, and foreign jurisdictions, with additional disaggregation for significant individual jurisdictions. The Company adopted ASU 2023-09 effective for the year ended December 31, 2025 using a retrospective approach. Prior-period income tax disclosures have been recast to conform to the current-year presentation. The adoption of ASU 2023-09 impacted the Company’s income tax disclosures but did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

NOTE 4 – oTHER fINANCIAL INFORMATION

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable	$12,137	$10,931
Accrued sales reserves	6,493	5,151
Accrued clinical expenses	2,364	2,027
Accrued research and development expenses	886	2,173
Accrued selling, general and administrative expenses	3,903	6,000
Accrued other expenses	1,934	1,149
Total accounts payable and accrued expenses	$27,717	$27,431

Interest and Other Income, Net

Interest and other income, net consisted of the following for the year ended  December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Interest income	$5,965	$8,901
Other loss, net	(670)	(229)
Total interest and other income, net	$5,295	$8,672

NOTE 5 – INVENTORIES

Inventories consisted of the following as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Raw materials (1)	$11,042	$4,924
Finished goods	5,422	4,522
Total inventories	$16,464	$9,446

(1) No raw materials were included as other non-current assets on the consolidated balance sheets at December 31, 2025. $0.2 million of raw materials are included within other non-current assets on the consolidated balance sheets at December 31, 2024. These raw materials are not expected to be manufactured and sold within the next 12 months. Changes in non-current inventories are reflected on the consolidated statements of cash flows within the caption of other non-current assets.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2025 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2025	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$39,618	$39,618	$—
Marketable securities
Corporate bonds	6,058	—	6,058
Commercial paper	1,695	—	1,695
Certificates of deposit	1,958	—	1,958
Total marketable securities	$9,711	$—	$9,711
Total assets at fair value	$49,329	$39,618	$9,711

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

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of December 31, 2025 and 2024. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

NOTE 7 – Investments

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$39,618	$—	$—	$39,618
Marketable securities
Corporate bonds	6,043	15	—	6,058
Commercial paper	1,693	2	—	1,695
Certificates of deposit	1,956	2	—	1,958
Total marketable securities	$9,692	$19	$—	$9,711
Total assets at fair value	$49,310	$19	$—	$49,329

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$41,008	$—	$—	$41,008
Marketable securities
U.S. government	26,019	34	—	26,053
Corporate bonds	14,966	15	(1)	14,980
Commercial paper	26,608	15	(1)	26,622
Certificates of deposit	2,071	—	(6)	2,065
Total marketable securities	$69,664	$64	$(8)	$69,720
Total assets at fair value	$110,672	$64	$(8)	$110,728

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of December 31, 2025, the amortized cost of investments included an immaterial amount of accrued interest. As of December 31, 2025, marketable securities were in a net unrealized gain position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of December 31, 2025, the Company did not hold any investments in an unrealized loss position. Accordingly, no allowance for credit losses was recorded during the period. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. The Company believes the cost basis of its marketable securities was recoverable in all material respects as of December 31, 2025.

The Company’s investments as of December 31, 2025 mature at various dates through September 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Maturities within one year	$49,329	$105,706
Maturities after one year through three years	—	5,022
Total investments	$49,329	$110,728

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment, consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$504	$473
Computer equipment and software	2,799	2,542
Furniture	612	612
Leasehold improvements	626	626
Manufacturing equipment	683	683
	5,224	4,936
Less: accumulated depreciation and amortization	(4,587)	(4,281)
Property and equipment, net	$637	$655

Depreciation and amortization expense was $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

NOTE 9 – Prepaid Forward Obligation

In  March 2021, the Company entered into a prepaid forward agreement with RTW. Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the launch of Jelmyto and the development of Zusduri. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-104, in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and  may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the twelve months ended  December 31, 2025 for annual net sales up to $200 million was 13.0%. RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Zusduri and, subject to FDA approval, UGN-103, in an amount equal to: (i) 2.5% of annual net sales up to $200 million, (ii) 1.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 0.5% of annual net sales for annual net sales above $300 million.

In accordance with the prepaid forward agreement, the Company will be required to make payments of amounts owed to RTW each calendar quarter, through and until the quarter in which the aggregate cash payments received by RTW are equal to or greater than $300 million. As of  December 31, 2025, the cumulative amounts paid and payable by the Company were $47.4 million. As security for the payment and fulfilment of these amounts throughout the arrangement, the Company has granted RTW a first priority security interest in Jelmyto, Zusduri, UGN-103 and UGN-104, including the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to these products.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2025 and 2024 (in thousands):

Carrying value of prepaid forward obligation as of December 31, 2023	$109,722
Financing on prepaid forward obligation	23,411
Amounts paid and payable (1)	(11,746)
Carrying value of prepaid forward obligation as of December 31, 2024	121,387
Financing on prepaid forward obligation	18,503
Amounts paid and payable (1)	(12,614)
Carrying value of prepaid forward obligation as of December 31, 2025	$127,276

(1) $3.4 million and $6.5 million of the Amounts paid and payable are included as the current portion of the prepaid forward obligation within other current liabilities on the consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – Long-Term Debt

On  March 7, 2022, the Company entered into a loan agreement with Pharmakon for a senior secured term loan of up to $100 million in two tranches (the "2022 Loan Agreement"). The first tranche of $75 million was funded in  March 2022. The second tranche of $25 million was funded in  December 2022.

On June 29, 2023, the loan agreement with Pharmakon was amended to replace the benchmark governing the interest rate with a rate based on the secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York. Effective July 2023, the loan accrued interest using a benchmark rate of three-month SOFR plus 8.25% plus an additional adjustment of 0.26161%.

On March 13, 2024, the Company entered into an amended and restated loan agreement, which replaced the 2022 Loan Agreement, with Pharmakon for an additional third and fourth tranche of senior secured loan (the “2024 Loan Agreement”). The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available at the Company's option no later than August 29, 2025, based upon having received FDA approval of a new drug application (“NDA”) for Zusduri by June 30, 2025. The Company did not draw down the fourth tranche. Under the 2024 Loan Agreement, prior to the refinancing described in the immediately following paragraph, all outstanding loans accrued interest using a benchmark rate of three-month SOFR plus 7.25% plus an additional adjustment of 0.26161%.

On February 26, 2026, the Company entered into a second amended and restated loan agreement, which replaced the 2024 Loan Agreement, with Pharmakon providing for a senior secured term loan facility of up to $250.0 million, consisting of two tranches (the “2026 Loan Agreement”). The first tranche of $200.0 million refinanced the Company's term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million may, at the Company's option, be requested no later than June 30, 2027 for a funding to occur no later than August 29, 2027, subject to customary conditions.

All outstanding loans with Pharmakon pursuant to the 2026 Loan Agreement accrue interest at a fixed rate of 8.25%. The principal amount of the loans outstanding under the 2026 Loan Agreement shall be repayable in four equal quarterly payments commencing in the first quarter of 2030. The Company may prepay the full outstanding principal amount of the loans whole at the Company's discretion at any time, together with accrued but unpaid interest thereon and subject to prepayment premiums, make-whole amounts, as applicable, and fees.

The obligations of UroGen Pharma, Inc., as the borrower under the 2026 Loan Agreement, are guaranteed by UroGen Pharma Ltd., subject to customary limitations on parent guarantees under Israeli law, and are secured by substantially all of the tangible and intangible assets and property, including intellectual property, of UroGen Pharma, Inc. and UroGen Pharma Ltd., subject to certain exceptions.

The Company incurred financing expenses of $4.2 million related to the first and second tranches under the 2022 Loan Agreement funded in 2022, and $0.5 million related to the third tranche funded in 2024 under the 2024 Loan Agreement, which are recognized as a direct offset to the long-term debt on the Company's consolidated balance sheets. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the consolidated statements of operations as "Interest expense."

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Carrying value of Pharmakon loan as of December 31, 2023	$98,551
Third tranche of Pharmakon loan	25,000
Capitalized costs and discounts	(512)
Interest expense	12,521
Amounts paid	(13,826)
Carrying value of Pharmakon loan as of December 31, 2024	121,734
Interest expense	15,345
Amounts paid	(14,869)
Carrying value of Pharmakon loan as of December 31, 2025	$122,210

The aggregate principal maturities of long-term debt as of December 31, 2025 are as follows, in thousands:

Principal Payments
2026	$—
2027	93,750
2028	31,250
2029	—
2030	—
Thereafter	—
Total	$125,000

NOTE 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases during the periods covered by this report:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period for an additional three years until August 2022. In  July 2022, the Company signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025, and, effective as of June 2025, was renewed through September 2028. The Company's remaining contractual obligation under this lease is approximately $1.0 million as of December 31, 2025.

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

•

In  November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was  November 29, 2019 with an original lease term of 38 months, expiring  January 31, 2023. In  June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through  January 31, 2026. In  August 2025, the Company signed an additional lease extension for the Princeton office, extending the term of the lease through  April 30, 2031. The Company concluded that the lease renewal option in the agreement is not reasonably certain to be exercised. The modification did not result in a separate lease under ASC 842. As a result, the Company remeasured its lease liability and corresponding right-of-use asset using its incremental borrowing rate at the modification date. The Company’s remaining contractual obligation under this lease is approximately $3.0 million as of December 31, 2025.

Finance Leases

•

In July 2024, UPI entered into a new master lease agreement for vehicles, primarily for use by employees in sales, field services, and roles that require regular travel. Under the terms of the master lease agreement, the Company will lease various vehicles from time to time with an initial lease term of 48 months commencing on the delivery date of the vehicle with an option to continue month-to-month for an unlimited period of time. Lease payments are fixed, with payments due monthly in advance, and include charges for depreciation, maintenance, and other related services. At the end of each lease term, the Company is required to make a terminal rental adjustment based on the difference between the vehicle’s contractual book value and its estimated wholesale value, which may result in additional payments or refunds. The Company may also be required to pay additional rent if the vehicle exceeds certain mileage limits or shows abnormal wear and tear during the lease term. The Company’s remaining contractual obligation relating to the leases entered into under this master agreement is approximately $5.9 million as of December 31, 2025.

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

The components of lease cost for the year ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Finance lease cost:
Amortization of right-of-use assets	$1,356	$36
Interest on lease liabilities	576	20
Operating lease cost	932	900
Sublease income	-	(42)
Variable lease cost	65	70
	$2,929	$984

The amounts recognized as of December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Finance lease right-of-use assets	$5,376	$2,285
Operating lease right-of-use assets	3,080	849
Finance long-term lease liabilities	3,475	1,595
Operating long-term lease liabilities	2,646	58
Other current liabilities related to finance leases	1,274	745
Other current liabilities related to operating leases	481	785

As of December 31, 2025, no impairment losses have been recognized.

Supplemental information related to leases for the periods reported is as follows (in thousands, except for lease terms and discount rate amounts):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,855	$—
Operating cash flows from operating leases	$914	$933
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,445	$2,321
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,982	$—
Weighted-average remaining lease term of finance leases (in years)	2.32	3.94
Weighted-average remaining lease term of operating leases (in years)	4.52	1.02
Weighted-average discount rate of finance leases	13.97%	13.82%
Weighted-average discount rate of operating leases	11.81%	10.24%

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2025, maturities of lease liabilities were as follows (in thousands):

Finance Leases
Years ending December 31,
2026	$1,852
2027	1,852
2028	1,808
2029	396
Total future minimum lease payments	5,908
Less: Interest	(1,158)
Present value of lease liabilities	$4,750

Operating Leases
Years ending December 31,
2026	$818
2027	960
2028	878
2029	603
2030 and there after	819
Total future minimum lease payments	4,078
Less: Interest	(951)
Present value of lease liabilities	$3,127

NOTE 12 – REVENUE FROM PRODUCT SALES

Net product sales consist of the following for the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Jelmyto	$93,989	$90,398
Zusduri	15,799	—
Total Revenue	$109,788	$90,398

All product sales of Jelmyto and Zusduri are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. The Company's largest customer comprises approximately 76% and over 90% of product sales for the twelve months ended  December 31, 2025 and 2024, respectively. The Company's largest customer comprises approximately 59% and 80% of accounts receivables at  December 31, 2025 and 2024, respectively. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers including rebates that may be offered from time to time, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug. The Company does not anticipate any Medicare refunds for discarded drug for Zusduri. The Company estimates these elements of variable consideration based on the contractual or statutory terms governing the arrangements and the Company’s historical experience, and constrains the net revenue recognized for product sales to the value that is not probable to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. Reserves for chargebacks and returns are net settled and recognized as contra accounts receivable while the remaining reserves are recognized within other current liabilities on the consolidated balance sheets.

The following table shows the activity with respect to sales reserves for the year ended December 31, 2025 and 2024, in thousands:

	Reserves related to government sponsored programs	Medicare refunds for discarded drug reserve	Other reserves	Total accrued sales reserves
Balance as of December 31, 2023	$1,062	$3,451	$1,458	$5,971
Changes during 2024
Accruals	13,870	3,920	11,273	29,063
Utilizations	(13,822)	—	(10,785)	(24,607)
Changes to prior period estimates	(223)	$358	—	135
Balance as of December 31, 2024	$887	$7,729	$1,946	$10,562
Changes during 2025
Accruals	17,237	3,969	12,938	34,144
Utilizations	(16,594)	$(7,262)	(11,035)	(34,891)
Changes to prior period estimates	—	(414)	—	(414)
Balance as of December 31, 2025	$1,530	$4,022	$3,849	$9,401

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – LICENSE AND COLLABORATION AGREEMENTS

Agenus Agreement

In  November 2019, the Company entered into a license agreement with Agenus Inc. ("Agenus"), pursuant to which Agenus granted to the Company an exclusive, worldwide (not including Argentina, Brazil, Chile, Colombia, Peru, Venezuela and their respective territories and possessions), royalty-bearing, sublicensable license under Agenus’s intellectual property rights to develop, make, use, sell, import, and otherwise commercialize products incorporating a proprietary monoclonal antibody of Agenus known as AGEN1884 (zalifrelimab), an anti-CTLA-4 antagonist, for the treatment of cancers of the urinary tract via intravesical delivery. UGN-301 is a formulation of zalifrelimab administered using RTGel technology that was in Phase 1 clinical development for high-grade NMIBC.

In  November 2025, the Company provided notice to terminate the license agreement with Agenus in connection with its decision to discontinue development of UGN-301. Under the terms of the license agreement, following notice of termination, the agreement will terminate upon the later of (a) the expiration of a 180-day notice period; or (b) completion of all wind-down activities and delivery of all Agenus Improvements (as defined in the license agreement) to Agenus. The Company does not expect to incur significant additional costs related to this program going forward.

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

NOTE 15 – ACQUISITIONS

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

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. The cost of an asset acquisition is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any contingent consideration in an asset acquisition is recognized only when amounts are both probable and estimable, at which point the consideration is allocated to the assets acquired on a relative fair value basis. Based on the Company's assessment of the value of the assets acquired as well as consideration of the inputs, processes and outputs, the Company concluded that this represented an asset acquisition. When a transaction accounted for as an asset acquisition includes IPR&D, the IPR&D asset is only capitalized as an intangible asset if it is determined to have an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to the IPR&D are recognized as research and development expenses in the period. The Company accounted for the acquisition of the Transferred Assets from IconOVir as an asset acquisition. The Company determined the fair value of the consideration transferred was $3.1 million, which represented the fair value of the unregistered shares at issuance date. Given the early-stage nature of such assets and level of further development necessary to produce an output, the Company recognized the cost of the acquisition as a research and development expense during the twelve months ended  December 31, 2025.

NOTE 16 – SHAREHOLDERS’ EQUITY

The Company had 100.0 million ordinary shares authorized for issuance as of December 31, 2025 and 2024. The Company had 48.4 million and 42.2 million ordinary shares issued and outstanding as of December 31, 2025 and 2024, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the "Board"). Since the Company's inception, the Board has not declared any dividends.

ATM Sales Agreement

In December 2019, the Company entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”), pursuant to which the Company may from time to time offer and sell its ordinary shares having an aggregate offering price of up to $100.0 million, to or through TD Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the-market offering.”

During the first quarter of 2024, the Company sold 3,400,468 ordinary shares under the ATM Sales Agreement for net proceeds to the Company of approximately $54.7 million after deducting sales commissions to TD Cowen of up to 3%. During the third quarter of 2025, the Company sold 416,248 ordinary shares under the ATM Sales Agreement for net proceeds to the Company of approximately $8.0 million after deducting sales commissions to TD Cowen of up to 3%.

In November 2025, the Company amended the ATM Sales Agreement to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). Following the amendment, during the fourth quarter of 2025, the Company sold 1,370,962 ordinary shares pursuant to the ATM Prospectus for net proceeds of approximately $31.8 million after deducting sales commissions to TD Cowen of up to 3%. As of December 31, 2025, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

On December 20, 2023, the Company issued 1,599,733 ordinary shares through a cashless exercise of 1,599,840 pre-funded warrants for the purchase of ordinary shares of the Company. On January 24, 2025, the Company issued 3,206,271 ordinary shares upon exercise of 3,206,271 pre-funded warrants for the purchase of ordinary shares of the Company. As of December 31, 2025, 472,665 pre-funded warrants from the Purchase Agreement remain outstanding.

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Fred Cohen, M.D., purchased 1,572,327 of the Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen was a director of the Company and the Chair and Chief Investment Officer of Monograph at the time of purchase.

Underwritten Public Offering

On June 17, 2024, the Company entered into an underwriting agreement with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on June 20, 2024. The gross proceeds to the Company from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and offering expenses paid by the Company of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants  may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. As of December 31, 2025, all 1,142,857 pre-funded warrants remain outstanding. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On July 18, 2024, the Company completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds to the Company of $16.1 million before deducting underwriting discounts and commissions and offering expenses paid by the Company of $1.0 million.

NOTE 17 – SHARE-BASED COMPENSATION

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

The Company’s RSU and option grants provide for accelerated or continued vesting in certain circumstances as defined in the Plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in a 33% increment upon the first anniversary of grant, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. Options generally vest in a 33% increment upon the first anniversary of the grant date, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. The Company also grants PSUs to certain employees. The PSUs granted during 2023 vested upon U.S. regulatory approval of Zusduri. The PSUs granted in 2024 vested upon the achievement of the first commercial sale of Zusduri in the United States following receipt of U.S. regulatory approval. The PSUs granted in 2025 vest based on both performance and service conditions, with one-third of each award vesting upon the filing of financial statements reflecting the achievement of a cumulative net product sales target and with one-third vesting on  January 31st of each of the next two calendar years following such achievement, subject to continued service on each vesting date. In  June 2024, the Company amended certain RSU and PSU awards granted to its chief executive officer to defer vesting until the end of 2025. In December 2025, the Company further amended certain RSU and PSU awards granted to its chief executive offer to defer vesting until the end of 2026. The Company accounted for the modifications as Type I probable-to-probable modifications under ASC 718. As the modifications did not result in any incremental fair value at the modification dates, the Company continues to recognize the original grant-date fair value ratably over the original service period or expected performance period.

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

As of December 31, 2025, 4,348,248 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 3,425,913 ordinary shares remain available for future awards.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Options granted:

Set forth below are grants made by the Company as of December 31, 2025. The majority of options vest over three years and expire on the tenth anniversary of the date of grant. During 2025, the Company granted 122,500 options with exercise prices ranging from $11.52 to $19.50 per share.

The weighted average fair value of options granted during 2025 and 2024 was $1.6 million and $2.5 million, respectively.

The total unrecognized compensation cost of options as of December 31, 2025 was $2.2 million, which is expected to be recognized over a weighted average period of 1.2 years.

The fair value of options granted was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

	2025	2024
Value of ordinary shares	$11.52-19.50	$13.11-15.16
Dividend yield	0%	0%
Expected volatility	73.01%-87.22%	81.00%-89.12%
Risk-free interest rate	4.15%-4.26%	3.61%-4.42%
Expected term (in years)	6.0-10 years	6.0-10 years

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

The following table summarizes the number of employee and non-employee options outstanding under the Plans for the years ended December 31, 2025 and 2024, and related information:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value (in thousands)
Outstanding as of December 31, 2024	2,611,843	$24.65	5.80	$1,092
Granted	122,500	16.08
Forfeited	(120,667)	24.26
Exercised	(192,822)	10.23
Outstanding as of December 31, 2025	2,420,854	$25.38	5.14	$13,723
Vested and expected to vest, December 31, 2025	2,420,854	$25.38	5.14	$13,723
Exercisable, December 31, 2025	2,100,275	$27.24	4.64	$10,453

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of stock options exercised was $2.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

The following table summarizes information about RSU activity as of December 31, 2025:

	Outstanding Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	1,507,828	$13.84
Granted	1,123,946	11.68
Vested and released	(557,380)	12.84
Forfeited	(147,000)	12.76
Outstanding as of December 31, 2025	1,927,394	$12.95

The fair value of RSUs granted during 2025 and 2024 was $13.1 million and $14.5 million, respectively. The total unrecognized compensation cost of RSUs as of December 31, 2025 is $14.0 million with a weighted average recognition period of 1.83 years.

The following table illustrates the effect of share-based compensation on the Statements of Operations (in thousands):

	Year ended December 31,
	2025	2024
Research and development expenses	$2,324	$2,235
Selling, general and administrative expenses	9,635	10,873
Total share-based compensation expense	$11,959	$13,108

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – INCOME TAXES

The Company is taxed under Israeli tax laws:

Corporate tax rate

The applicable Israeli tax rate relevant to the Company for 2024 and thereafter is 23%.

For financial reporting purposes, the (benefit) expense for current income taxes consists of the following (in thousands):

	2025	2024
Current taxes:
U.S. Federal	$196	$2,206
U.S. State	(118)	626
Total current taxes	$78	$2,832

Cash taxes paid

Total cash taxes paid during 2025 and 2024 totaled approximately $3.0 million and $1.8 million, respectively, which related entirely to foreign jurisdictions (U.S. Federal and U.S. states). No individual U.S. states comprised more than 5% of total cash taxes paid in 2025. In 2024, cash taxes paid to the state of New Hampshire comprised approximately 6.3% of total cash taxes paid.

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiary deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
In respect of:
Net operating loss carryforward	$153,354	$122,944
Research and development expenses	20,028	26,231
Stock-based compensation	13,254	12,441
Accrued expenses	2,973	2,371
Interest expense	6,054	2,630
In-process research and development	527	815
Lease Liabilities	1,741	683
Issuance costs	107	221
Other	2,364	988
Total deferred tax assets	200,402	169,324
Less—valuation allowance	(198,448)	(168,555)
Deferred tax assets, net of valuation allowance	1,954	769
Right-of-use asset	(1,898)	(725)
Depreciation of fixed assets	(56)	(44)
Total deferred tax liabilities	(1,954)	(769)
Net deferred tax assets	$—	$—

The change in valuation allowance for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Balance at the beginning of the year	$(168,555)	$(143,566)
Changes during the year	(29,893)	(24,989)
Balance at the end of the year	$(198,448)	$(168,555)

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

	December 31, 2025		December 31, 2024
	USD thousands	Percentage of Pretax Loss	USD thousands	Percentage of Pretax Loss
Loss before income taxes	$(153,416)		$(124,042)
Statutory rate	23%		23%
Income tax expense/(benefit) at statutory rate	(35,286)		(28,530)
Additional tax (tax saving) in respect of:
Foreign tax effects
United States
Differing tax rate of foreign subsidiaries	605	-0.39%	219	-0.18%
Current and deferred US state taxes	175	-0.11%	(887)	0.72%
Tax credits in foreign jurisdictions	(789)	0.51%	(510)	0.41%
Changes in valuation allowances in foreign jurisdictions	6,792	-4.43%	4,893	-3.94%
Nontaxable or nondeductible items in foreign jurisdictions	1,002	-0.65%	1,040	-0.84%
Changes in unrecognized tax benefits in foreign jurisdictions	112	-0.07%	598	-0.48%
Changes in valuation allowances	23,102	-15.06%	20,095	-16.20%
Nondeductible financing cost on prepaid forward obligation	4,256	-2.77%	5,385	-4.34%
Other nontaxable or nondeductible items	20	-0.01%	502	-0.40%
Other	89	-0.06%	27	-0.02%
Income tax expense	$78		$2,832

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pretax loss for December 31, 2025 and 2024 includes pretax loss from foreign (United States) jurisdictions of $35.0 million and $11.0 million, respectively.

Losses for tax purposes carried forward to future years

As of December 31, 2025 and 2024, the Company had approximately $626.7 million and $533.9 million of carryforward tax losses, prior to tax effecting, respectively, available to reduce future taxable income without limitation of use in relation to its parent tax jurisdiction, Israel. These carryforward tax losses in Israel can be carried forward indefinitely. As of December 31, 2025, the Company had approximately $51.4 million of carryforward tax losses, prior to tax effecting, of United States federal and state carryforward tax losses, which can be carried forward indefinitely. The Internal Revenue Code of 1986, as amended (the “Code”), contains provisions that may limit our use of federal net operating loss carryforwards if significant changes occur in the constructive stock ownership of UroGen Pharma, Inc. In the event it has had an “ownership change” within the meaning of Section 382 of the Code, utilization of its net operating loss carryforwards could be restricted under Section 382 of the Code and similar state provisions.

Uncertain tax positions

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2025	2024
Unrecognized tax benefits at the beginning of the year	$1,974	$1,974
Gross increases — tax positions in prior period	550	—
Gross decreases— tax positions in prior period	(717)	—
Unrecognized tax benefits at the end of the year	$1,807	$1,974

The liability for uncertain tax positions of $3.9 million as of December 31, 2025 is related to transfer pricing between affiliated entities. The uncertain tax positions liability on the consolidated balance sheets includes $2.1 million and $1.8 million of accrued interest and penalties related to unrecognized tax benefits at December 31, 2025 and December 31, 2024, respectively. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. If recognized, balances of uncertain tax positions as of December 31, 2025 would affect the Company's effective tax rate.

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

The uncertain tax positions are reviewed quarterly and adjusted as events occur that could affect potential liabilities for additional taxes, including lapsing of applicable statutes of limitations, correspondence with tax authorities, proposed assessments by tax authorities, identification of new issues, and issuance of new legislation or regulations. The Company recognizes its gross uncertain tax positions as a long-term liabilities. The Company believes that adequate amounts of tax have been provided in income tax expense for any adjustments that may result from its uncertain tax positions. The current balance of the uncertain tax position relates to tax years for which the statute of limitations will expire within the next 12 months.

The Company has received final tax assessments up to and including its 2017 tax year in Israel and 2020 in the US.

NOTE 19 – RELATED PARTIES

See Note 15 for discussion related to an asset purchase in  February 2025, which involved a related party. There were no further related party transactions during the twelve months ended  December 31, 2025 or 2024.

NOTE 20– COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2025 and 2024. The Company does not anticipate recognizing any significant losses relating to these arrangements.

On April 2, 2024, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiry of such patents. By written stipulation dated June 11, 2024, Teva Pharmaceutical Industries, Ltd. was dismissed from the action. On May 19, 2025, the Company filed an Amended Complaint, adding U.S. Patent 12,268,745 to the litigation (the “745 Patent”). The U.S. Patent and Trademark Office issued the ‘745 Patent on April 8, 2025, and the Company subsequently added this patent to the Orange Book for JELMYTO. By orders dated  February 27, 2025, and June 26, 2025, the court approved the parties’ joint stipulations to remove the Markman hearing and any related claim-construction proceedings from the court’s calendar. This matter is scheduled for a bench trial in  October 2026. Following certain stipulations, the case is now styled as UroGen Pharma Ltd. et al. v. Teva Pharmaceuticals, Inc. et al. By order dated  January 12, 2026, the court approved the parties’ joint stipulation to dismiss counts I, II, III, and IV of the Company’s Amended Complaint alleging infringement by Teva of U.S. Patent Numbers 9,040,074 and 9,950,069, with prejudice, and to dismiss counts I and II of Teva’s  counterclaims seeking declaratory judgment that U.S. Patent Numbers 9,040,074 and 9,950,069 are invalid, as moot. No ANDA may be finally approved by the FDA until the expiration of Orphan Drug Exclusivity covering JELMYTO in April 2027. If the Company is unsuccessful in securing the requested court relief, JELMYTO  may be subject to immediate competition from an FDA approved generic product after regulatory exclusivity for JELMYTO expires in  April 2027.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Separation Agreements

On June 26, 2024, the Company entered into a separation agreement with Jeff Bova, the Company’s former Chief Commercial Officer, which sets forth the terms of Mr. Bova's termination of employment with the Company, effective as of September 30, 2024. The arrangement includes cash severance, a pro rata portion of the target annual bonus for calendar year 2024, and partial acceleration of share-based compensation. The Company recognized $1.1 million within selling, general and administrative expenses during the year ended December 31, 2024 in relation to this arrangement. There were no expenses recognized in relation to this arrangement during the year ended December 31, 2025.

On October 7, 2024, the Company entered into a separation and consulting agreement with Don Kim, pursuant to which Mr. Kim resigned from his positions as the Company’s Chief Financial Officer, principal financial officer and principal accounting officer, effective October 8, 2024. The arrangement includes cash severance, target annual bonus for calendar year 2024, a post-separation consulting arrangement, and partial acceleration of share-based compensation. The Company recognized $0.8 million within selling, general and administrative expenses during the year ended December 31, 2024 in relation to this arrangement. There were no expenses recognized in relation to this arrangement during the year ended December 31, 2025.

Leases

See Note 11 for further discussion regarding lease commitments.

NOTE 21 – Segment Reporting

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

Information about significant segment expenses regularly provided to the CODM is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expenses
R&D project materials & services	$46,150	$38,556
Employee compensation	17,286	14,882
Rent, office, utilities & technology	3,047	2,972
Other expenses	624	735
Total research and development expenses	$67,107	$57,145

Selling, general and administrative expenses
Employee compensation	$77,868	$59,709
Commercial & medical affairs services	34,747	27,205
Professional services	14,221	14,031
Travel, meetings & conferences	16,383	12,962
Rent, office, utilities & technology	4,979	3,283
Other expenses (1)	6,899	3,964
Total selling, general and administrative expenses	$155,097	$121,154

(1) Other expenses primarily consist of insurance, sponsorship, grants, other fees and taxes.

NOTE 22 – Subsequent events

On February 26, 2026, the Company entered into the 2026 Loan Agreement. The first tranche of $200.0 million refinanced the Company's existing loan facility with Pharmakon which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million may be drawn at the Company's option no later than June 30, 2027, subject to customary conditions.

All outstanding loans with Pharmakon pursuant to the 2026 Loan Agreement accrue interest at a fixed rate of 8.25%. The principal amount of the loans outstanding under the 2026 Loan Agreement shall be repayable in four equal quarterly payments commencing in the first quarter of 2030. The Company may prepay the full outstanding principal amount of the loans in whole at the Company's discretion at any time, together with accrued but unpaid interest thereon and subject to prepayment premiums, make-whole amounts, as applicable, and fees.

UROGEN PHARMA LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Notice of 2026 Annual Meeting Date and Related Deadlines

As of the date of this Annual Report, we intend to hold our 2026 Annual Meeting of Shareholders (the "2026 Annual Meeting of Shareholders") on or about June 22, 2026. This date is more than 30 days before the one-year anniversary of our 2025 annual meeting of shareholders, which was held on August 26, 2025.

Under the Israeli Companies Law, 5759-1999 and the regulations promulgated thereunder (collectively, the “Companies Law”), one or more shareholders holding at least 1% of the voting rights in the Company may request that our Board include a matter in the agenda of a general meeting of shareholders to be convened in the future (or 5% if the matter is the appointment or removal of a director), provided that it is appropriate to discuss such a matter at the general meeting. Our articles of association currently provide that any shareholder holding at least 1% of the outstanding voting rights may make such a request.

In addition to the eligibility requirements under the Companies Law, our articles of association specify additional procedural requirements for shareholder proposals. Under our articles of association, in the event that the date of the annual general meeting is advanced more than 30 days prior to the anniversary of the preceding year’s annual general meeting, notice by the proposing shareholder, in order to be timely, must be received no earlier than the close of business 120 days prior to such annual general meeting, February 22, 2026, and no later than the close of business 90 days prior to such annual general meeting, March 24, 2026.

In addition, shareholder proposals may be submitted for inclusion in a proxy statement under Rule 14a-8 under the Exchange Act. Under Rule 14a-8 of the Exchange Act, to be eligible for inclusion in our proxy materials for the 2026 Annual Meeting of Shareholders, shareholder proposals must be received by us a reasonable time before we begin to print and send our proxy materials. We have determined that March 27, 2026, which is the date disclosed in our definitive proxy statement on Schedule 14A for our 2025 annual meeting of shareholders, remains a reasonable time before we expect to begin to print and distribute our proxy materials for our 2026 Annual Meeting, and that any shareholder proposals must be received on or before the close of business on that day. In addition, Rule 14a-8 proposals must otherwise comply with the requirements of the rule. Additional requirements regarding shareholder proposals submitted for inclusion in our proxy materials for an annual general meeting of shareholders can be found in the articles of association, which is available as an exhibit to this Annual Report. Proposals should be addressed to: UroGen Pharma Ltd., 400 Alexander Park Drive, 4th Floor, Princeton, New Jersey 08540, Attention: Corporate Secretary.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in the sections headed “Election of Directors,” “Executive Officers of the Company,” “Information Regarding the Board of Directors and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our definitive proxy statement for our 2026 annual meeting of shareholders, to be filed with the SEC on or before  April 30, 2026 (the "Proxy Statement"), and is incorporated herein by reference.

We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the “Corporate Code of Ethics and Conduct.” The Corporate Code of Ethics and Conduct is available on our website at www.urogen.com under the Governance section of our Investors page. To the extent required to satisfy the reporting requirements of Item 5.05 of Form 8-K, we intend to promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Corporate Code of Ethics and Conduct from c/o UroGen Pharma Ltd., 400 Alexander Park Dr., Princeton, NJ 08540.

Item 11. Executive Compensation

The information required by this item will be set forth in the sections headed “Executive Compensation,” "Director Compensation" and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the sections headed “Transactions With Related Persons” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in the section headed “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

Exhibit Number	Exhibit Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 6-K, filed with the SEC on May 18, 2017).

4.1	Reference is made to Exhibit 3.1.

4.2	Description of the Registrant’s Ordinary Shares (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025).

4.3	Form of July 2023 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 27, 2023).

4.4	Form of June 2024 Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 18, 2024).

10.1*	Form of Officer Indemnity and Exculpation Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Report Form 6-K, filed with the SEC on July 13, 2018).

10.2*	Amended and Restated 2010 Israeli Share Option Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 20-F, filed with the SEC on March 15, 2018).

10.3*	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2025).

10.4*

2017 Israeli Equity Incentive Sub Plan to the 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form F-1, filed with the SEC on April 7, 2017).

10.5	Form of Performance Stock Award Grant Notice and Performance Stock Award Agreement under the UroGen Pharma Ltd. Israeli Sub-Plan to 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2024).

10.6	Form of Stock Option Grant Notice and Stock Option Agreement under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.7	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.8	Amendment to Form of Restricted Stock Unit Grant Notice under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024)

10.9	Form of Performance-Based Restricted Stock Unit Grant Notice and Performance-Based Restricted Stock Unit Award Agreement under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.10	Amendment to Form of Performance-Based Restricted Stock Unit Grant Notice under the UroGen Pharma Ltd. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2024).

10.11*	UroGen Pharma Ltd. 2019 Inducement Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2025).

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

10.14	Amendment to Form of Restricted Stock Unit Grant Notice under the UroGen Pharma Ltd. 2019 Inducement Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.15*	Amended and Restated Non-Employee Director and Officer Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 27, 2025).

10.16*

Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 3, 2019 (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019).

10.17*	Amendment 1 to Employment Agreement by and between the Registrant and Elizabeth Barrett, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.18*	Omnibus Amendment to Equity Awards by and between the Registrant and Elizabeth Barrett, dated as of January 19, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.19*	Performance-Based Restricted Stock Unit Grant Notice by and between the Registrant and Elizabeth Barrett, dated as of November 13, 2023 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).

10.20*	Amended Restricted Stock Unit Grant Notice by and between the Registrant and Elizabeth Barrett, dated as of December 20, 2023 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.21*	Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of December 5, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 28, 2019).

10.22*	Amendment 1 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of January 26, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.23*	Amendment 2 to Employment Agreement by and between the Registrant and Mark Schoenberg, dated as of March 15, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.24*	Employment Agreement between the Registrant and Jason Smith, dated August 12, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2020).

10.25*	Amendment 1 to Employment Agreement between the Registrant and Jason Smith, dated January 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 13, 2021).

10.26*	Employment Agreement between the Company and Chris Degnan, dated October 7, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 9, 2024).

10.27	Lease Agreement, dated November 4, 2019, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2020).

10.28	Amendment to Lease Agreement, dated June 8, 2022, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 11, 2022).

10.29	Amendment to Lease Agreement, dated August 8, 2025, by and between the Registrant and Witman Properties, L.L.C. and Alexander Road at Davanne, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2025).

10.30†**	Manufacturing and Supply Agreement, dated May 26, 2020, by and between the Registrant and Isotopia Molecular Imaging Ltd. (the “Isotopia Agreement”) and the extension to the Isotopia Agreement, dated August 25, 2022, by and between the Registrant and Isotopia Molecular Imaging Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2022).

10.31†**	Manufacturing and Supply Agreement - Amendment No. 2, dated May 19, 2023, by and between the Registrant and Isotopia Molecular Imaging Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2023).

10.32†**	Manufacturing & Supply Agreement, dated as of April 24, 2020 and amended as of March 2, 2022, by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2022).

10.33†**	Amendment 2 to Manufacturing & Supply Agreement, dated as of December 28, 2023 by and between UroGen Pharma Ltd. and Cenexi-Laboratoires Thissen s.a. (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.34†**	License and Supply Agreement, dated as of January 16, 2024, by and between UroGen Pharma Ltd. and Medac Gesellschaft für klinische Spezialpräparate m.b.H. (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

10.35†**	Pre-Paid Forward Contract by and among the Registrant and RTW Investments ICAV for and on behalf of RTW Fund 2, dated as of March 18, 2021, as amended April 30, 2021 and August 14, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 6, 2024).

10.36†**	Asset Purchase Agreement by and among the Registrant and IconOVir Bio, Inc., dated as of February 14, 2025, as amended March 18, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on May 12, 2025).

19.1	UroGen Pharma Ltd. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2025).

21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 24, 2023).

23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm.

24.1	Power of Attorney (see signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive and Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	UroGen Pharma Ltd. Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2024).

101

The following financial information from the Annual Report on Form 10-K of UroGen Pharma Ltd. for the year ended December 31, 2025, formatted in Inline XBRL (extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Shareholders Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

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

UROGEN PHARMA LTD.

March 2, 2026	By:	/s/ Elizabeth Barrett
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

Name	Title	Date

/s/ Elizabeth Barrett	President, Chief Executive Officer and Director	March 2, 2026
Elizabeth Barrett	(Principal Executive Officer)

/s/ Chris Degnan	Chief Financial Officer	March 2, 2026
Chris Degnan	(Principal Financial and Accounting Officer)

/s/ Arie Belldegrun	Chair	March 2, 2026
Arie Belldegrun, M.D.

/s/ Cynthia Butitta	Director	March 2, 2026
Cynthia Butitta

/s/ Leana S. Wen	Director	March 2, 2026
Leana S. Wen, M.D., M.Sc.

/s/ Stuart Holden	Director	March 2, 2026
Stuart Holden, M.D.

/s/ James Robinson Jr.	Director	March 2, 2026
James Robinson Jr.

/s/ Dan Wildman	Director	March 2, 2026
Dan Wildman