Form 10-Q
period 2026-03-31
UroGen Pharma Ltd.
filed 2026-05-06
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 48,721,701 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$109,968	$110,745
Marketable securities	30,306	9,711
Restricted cash	1,327	1,350
Accounts receivable, net	55,412	33,082
Inventories	20,921	16,464
Prepaid expenses and other current assets	19,530	14,672
Total current assets	237,464	186,024
Non-current assets:
Property and equipment, net	616	637
Restricted deposit	177	177
Right of use assets	7,940	8,456
Other non-current assets	7,493	5,161
Total Assets	$253,690	$200,455
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$35,346	$27,717
Employee related accrued expenses	9,837	13,516
Other current liabilities	5,452	5,185
Total current liabilities:	50,635	46,418
Non-current liabilities:
Prepaid forward obligation	128,228	127,276
Long-term debt	189,530	122,210
Long-term lease liabilities	5,647	6,122
Uncertain tax positions liability	3,903	3,903
Total Liabilities	377,943	305,929
Commitments and Contingencies (Note 19)
Shareholders' Deficit:
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 48,708,280 and 48,350,272 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	134	133
Additional paid-in capital	858,895	854,090
Accumulated deficit	(983,290)	(959,716)
Accumulated other comprehensive income	8	19
Total Shareholders' Deficit	(124,253)	(105,474)
Total Liabilities and Shareholders' Deficit	$253,690	$200,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$50,959	$20,254
Cost of revenue	4,139	2,330
Gross profit	46,820	17,924
Operating expenses:
Research and development expenses	15,597	19,871
Selling, general and administrative expenses	51,486	34,967
Operating loss	(20,263)	(36,914)
Financing on prepaid forward obligation	(4,506)	(4,583)
Interest expense on long-term debt	(4,185)	(4,068)
Interest and other income, net	608	2,114
Loss before income taxes	(28,346)	(43,451)
Income tax benefit (expense)	4,772	(392)
Net Loss	$(23,574)	$(43,843)
Statements of Comprehensive Loss
Net loss	$(23,574)	$(43,843)
Other comprehensive loss
Unrealized loss on investments	(11)	(42)
Comprehensive Loss	$(23,585)	$(43,885)
Net loss per ordinary share - basic and diluted	$(0.47)	$(0.92)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	50,182,758	47,422,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary Shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	income	Total
Balance as of January 1, 2026	48,350,272	$133	$854,090	$(959,716)	$19	$(105,474)
Changes During the Three Months Ended March 31, 2026
Exercise of options into ordinary shares	358,008	1	178			179
Share-based compensation			4,627			4,627
Other comprehensive loss					(11)	(11)
Net loss				(23,574)		(23,574)
Balance as of March 31, 2026	48,708,280	$134	$858,895	$(983,290)	$8	$(124,253)

Balance as of January 1, 2025	42,231,746	$115	$797,248	$(806,222)	$56	$(8,803)
Changes During the Three Months Ended March 31, 2025
Exercise of options into ordinary shares	288,925	1	29			30
Share-based compensation			3,069			3,069
Conversion of pre-funded warrants into ordinary shares	3,206,271	9	(6)			3
Issuance of ordinary shares, net of issuance costs	374,843	1	3,127			3,128
Other comprehensive loss					(42)	(42)
Net loss				(43,843)		(43,843)
Balance as of March 31, 2025	46,101,785	126	803,467	(850,065)	14	(46,458)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flow

(unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(23,574)	$(43,843)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	75	72
Accrued financing on prepaid forward obligation	1,059	(1,889)
Amortization (Accretion) on marketable securities	26	(774)
Share-based compensation	4,627	3,069
Amortization of discount on long-term debt	1,974	374
Amortization of right of use assets	577	425
Acquisitions of IPR&D	—	3,128
Changes in operating assets and liabilities:
Inventory	(4,457)	1,637
Accounts receivable, net	(22,330)	664
Prepaid expenses and other current assets	(4,858)	(4,138)
Other non-current assets	(2,332)	218
Accounts payable and accrued expenses	7,629	2,891
Employee related accrued expenses	(3,679)	(3,603)
Other current liabilities	—	483
Lease liabilities	(53)	(738)
Net cash used in operating activities	(45,316)	(42,024)
Cash Flows From Investing Activities
Purchases of marketable securities	(24,780)	(66,351)
Maturities of marketable securities	4,146	40,432
Purchases of property and equipment	(54)	(44)
Net cash used in investing activities	(20,688)	(25,963)
Cash Flows From Financing Activities
Principal payments on finance leases	(321)	—
Proceeds from exercise of options into ordinary shares	179	30
Proceeds from issuance of long-term debt, net	65,346	—
Proceeds from ordinary shares issuances, net of issuance costs	—	4
Net cash provided by financing activities	65,204	34
Decrease in Cash and Cash Equivalents	(800)	(67,953)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	112,095	173,062
Cash, Cash Equivalents and Restricted Cash at End of Period	$111,295	$105,109
Supplemental Disclosures of Non-Cash Activities
Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$60	$2,045
Acquisitions of IPR&D	$—	$3,128

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

UPL and UPI (together the “Company”) is a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, launching the Company’s first commercial product, Jelmyto (mitomycin) for pyelocalyceal solution, developing and securing regulatory approval of and commercializing Zusduri (mitomycin) for intravesical solution, formerly known as UGN-102, and raising capital to support and expand these activities.

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

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for fair statement of its financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2026.

The Company has experienced net losses since its inception and had an accumulated deficit of $983.3 million and $959.7 million as of March 31, 2026 and December 31, 2025, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it executes its strategy, including the ongoing commercialization of Zusduri and Jelmyto, and engaging in further research and development activities. The success of the Company depends on its ability to successfully commercialize its technologies to support its operations and strategic plan.

In accordance with the accounting guidance related to the presentation of financial statements, management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months from the date the financial statements are issued. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is expected to be impacted by its ability to produce cash inflows from Jelmyto and Zusduri product sales, the rate of physician and patient adoption of Zusduri and the Company's ability to raise additional capital to fund its operations in the future.

Based on the Company's cash and cash equivalents and marketable securities as of March 31, 2026, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. If the Company is unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, the Company may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that the Company will be able to secure such additional financing on terms that are satisfactory to the Company, in an amount sufficient to meet the Company's needs, or at all. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, reduce or terminate the Company's product development, commercialization efforts or other operations.

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

Functional Currency

The U.S. dollar (“Dollar” or "dollar") is the currency of the primary economic environment in which the operations of the Company are conducted. Therefore, the functional currency of the Company is the Dollar.

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

Cash and cash equivalents and marketable securities totaled $140.3 million as of March 31, 2026. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) within the condensed consolidated statements of shareholders’ deficit. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

Revenue

Net revenue from product sales is recognized at the transaction price when the specialty distributors obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of the product to the treating physician or mixing pharmacy. All product sales of Jelmyto and Zusduri are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, such as rebates, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug, which are estimated based on the contractual or statutory terms governing the arrangements and the Company’s historical experience.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. Such potentially dilutive securities consist solely of outstanding restricted share units and stock options issued under the Company’s share-based compensation plans. See Note 16 Share-based Compensation for more information.

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

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which clarifies the application of the current expected credit losses (CECL) model under ASC 326 to current accounts receivable and contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The guidance, which is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, was adopted by the Company on January 1, 2026 on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows as the Company’s trade receivables primarily arise from product sales recognized at a point in time and are due from two large, established customers, both of which are third-party national specialty distributors, with short payment terms.

The Company has reviewed other Accounting Standards Updates recently issued by the FASB and determined that none of these pronouncements will have a significant impact on the Company's condensed consolidated financial statements and related disclosures.

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accounts payable	$17,209	$12,137
Accrued sales reserves	8,278	6,493
Accrued clinical expenses	2,627	2,364
Accrued research and development expenses	749	886
Accrued selling, general and administrative expenses	4,562	3,903
Accrued other expenses	1,921	1,934
Total accounts payable and accrued expenses	$35,346	$27,717

Interest and Other Income, Net

Interest and other income, net consisted of the following for the three months ended  March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$931	$2,204
Other loss, net	(323)	(90)
Total interest and other income, net	$608	$2,114

Note 5 – Inventories

Inventories consisted of the following as of  March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials (1)	$12,095	$11,042
Finished goods	11,159	5,422
Total inventories	$23,254	$16,464

(1) $2.3 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at March 31, 2026. These raw materials are not expected to be manufactured and sold within the next 12 months. Changes in non-current inventories are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets. No raw materials were included as other non-current assets on the condensed consolidated balance sheets at  December 31, 2025.

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

The Company estimated the fair value of long-term debt (see Note 10 - Long-Term Debt) using the income approach with Level 3 inputs. The Company estimated fair value based on publicly available data reported in the financial statements of publicly traded venture lending companies. Based on a reasonable range of yields for debt instruments of similar tenor in a similar industry, the Company determined that the carrying value of the long-term debt on the Company's balance sheet approximates its fair value.

No transfers between levels have occurred during the periods presented.

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of March 31, 2026 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	March 31,	Identical Assets	Inputs
	2026	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$4	$4	$—
U.S. government	9,439	9,439	—
Total cash equivalents	9,443	9,443	—
Marketable securities
U.S. government	24,805	24,805	—
Corporate bonds	3,549	—	3,549
Commercial paper	1,435	—	1,435
Certificates of deposit	517	—	517
Total marketable securities	30,306	24,805	5,501
Total assets at fair value	$39,749	$34,248	$5,501

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

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of  March 31, 2026 and December 31, 2025. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of March 31, 2026 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$4	$—	$—	$4
U.S. government	9,439	—	—	9,439
Total cash equivalents	9,443	—	$—	9,443
Marketable securities:
U.S. government	24,803	2	—	24,805
Corporate bonds	3,545	4	—	3,549
Commercial paper	1,434	1	—	1,435
Certificates of deposit	516	1	—	517
Total marketable securities	30,298	8	—	30,306
Total assets at fair value	$39,741	$8	$—	$39,749

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of March 31, 2026, the amortized cost of investments included an immaterial amount of accrued interest. As of March 31, 2026, marketable securities were in a net unrealized gain position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  March 31, 2026, the Company did not hold any investments in an unrealized loss position. Accordingly, no allowance for credit losses was recorded during the period. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  March 31, 2026, the Company believes the cost basis for its marketable securities was recoverable in all material aspects.

The Company’s investments as of March 31, 2026 mature at various dates through October 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Maturities within one year	$39,749	$49,329
Maturities after one year through three years	—	—
Total investments	$39,749	$49,329

Note 8 – Property and Equipment

Property and equipment consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Laboratory equipment	$504	$504
Computer equipment and software	2,853	2,799
Furniture	612	612
Leasehold improvements	626	626
Manufacturing equipment	683	683
	5,278	5,224
Less: accumulated depreciation and amortization	(4,662)	(4,587)
Property and equipment, net	$616	$637

Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2026, and $0.1 million for the three months ended March 31, 2025.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the launch of Jelmyto and the development of Zusduri. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-104, in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the three months ended March 31, 2026 for annual net sales up to $200 million was 13.0%. RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Zusduri and, subject to FDA approval, UGN-103, in an amount equal to: (i) 2.5% of annual net sales up to $200 million, (ii) 1.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 0.5% of annual net sales for annual net sales above $300 million.

In accordance with the prepaid forward agreement, the Company will be required to make payments of amounts owed to RTW each calendar quarter, through and until the quarter in which the aggregate cash payments received by RTW are equal to or greater than $300 million. As of March 31, 2026, the cumulative amounts paid and payable by the Company were $51.0 million. As security for the payment and fulfilment of these amounts throughout the arrangement, the Company has granted RTW a first priority security interest in Jelmyto, Zusduri, UGN-103 and UGN-104, including the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to these products.

In  May 2021, following the receipt of necessary regulatory approvals, the Company received the $75.0 million prepaid forward payment ($72.4 million net of transaction costs) from RTW and recognized an associated prepaid forward obligation liability. Each period the Company makes a payment to RTW, an expense is recognized related to financing on the prepaid forward obligation based on an imputed rate derived from the expected future payments. Management reassesses the effective rate each period based on the current carrying value of the obligation and the revised estimated future payments. Changes in future payments from previous estimates are included in future financing expenses. The Company is not contractually obligated, nor does it anticipate making any repayments to RTW of the original $75.0 million received in the RTW Transaction in the next 12 months.

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2025 and for the three months ended March 31, 2026, in thousands:

Carrying value of prepaid forward obligation as of December 31, 2024	$121,387
Financing on prepaid forward obligation	18,503
Amounts paid and payable (1)	(12,614)
Carrying value of prepaid forward obligation as of December 31, 2025	127,276
Financing on prepaid forward obligation	4,506
Amounts paid and payable (1)	(3,554)
Carrying value of prepaid forward obligation as of March 31, 2026	$128,228

(1) $3.6 million and $3.4 million of the Amounts paid and payable are included as the current portion of the prepaid forward obligation within other current liabilities on the condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025, respectively.

Note 10 – Long-Term Debt

On  March 7, 2022, the Company entered into a loan agreement with Pharmakon (the "2022 Loan Agreement") for a senior secured term loan of up to $100 million in two tranches. The first tranche of $75 million was funded in  March 2022. The second tranche of $25 million was funded in  December 2022.

On June 29, 2023, the 2022 Loan Agreement with Pharmakon was amended to replace the benchmark governing the interest rate with a rate based on the secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York. Effective July 2023, the loan accrued interest using a benchmark rate of three-month SOFR plus 8.25% plus an additional adjustment of 0.26161%.

On March 13, 2024, the Company entered into an amended and restated loan agreement with Pharmakon, which replaced the 2022 Loan Agreement, for an additional third and fourth tranche of senior secured loan (the "2024 Loan Agreement"). The third tranche of $25.0 million was funded in  September 2024. The fourth tranche of $75.0 million became available at the Company's option no later than August 29, 2025, based upon having received FDA approval of a new drug application (“NDA”) for Zusduri by June 30, 2025. The Company did not draw down the fourth tranche. Under the 2024 Loan Agreement, prior to the refinancing described in the immediately following paragraph, all outstanding loans accrued interest using a benchmark rate of three-month SOFR plus 7.25% plus an additional adjustment of 0.26161%.

On  February 26, 2026, (the "Closing Date") the Company entered into a second amended and restated loan agreement, which replaced the 2024 Loan Agreement, with Pharmakon providing for a senior secured term loan facility of up to $250.0 million, consisting of two tranches (the “2026 Loan Agreement”). The first tranche of $200.0 million was advanced on the Closing Date and refinanced the Company's term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million  may, at the Company's option, be requested no later than  June 30, 2027 for funding to occur no later than  August 29, 2027, subject to customary conditions. The term loans mature on the fifth anniversary of the Closing Date.

All outstanding loans with Pharmakon pursuant to the 2026 Loan Agreement accrue interest at a fixed rate of 8.25%. The principal amount of the loans outstanding under the 2026 Loan Agreement shall be repayable in four equal quarterly payments commencing in the second quarter of 2030, which are subject to an exit fee of 1% of the principal amount being repaid. The Company  may prepay the full outstanding principal amount of the loans in whole at the Company's discretion at any time, together with accrued but unpaid interest thereon and subject to prepayment premiums, make-whole amounts, as applicable, and fees.

The obligations of UroGen Pharma, Inc., as the borrower under the 2026 Loan Agreement, are guaranteed by UroGen Pharma Ltd., subject to customary limitations on parent guarantees under Israeli law, and are secured by substantially all of the tangible and intangible assets and property, including intellectual property, of UroGen Pharma, Inc. and UroGen Pharma Ltd., subject to certain exceptions.

The refinancing of the Company's term loan facility with the 2026 Loan Agreement was accounted for by the Company as a debt modification under ASC 470, as the terms of the new arrangement were not considered substantially different from those of the existing debt. Accordingly, the Company did not recognize a gain or loss on extinguishment, and existing unamortized debt issuance costs associated with the prior term loan were carried forward and continue to be amortized over the term of the modified debt using the effective interest method. The Company incurred financing expenses of $9.7 million related to the first tranche of the 2026 Loan Agreement funded in February 2026, which are recognized as a direct offset to the long-term debt on the Company's condensed consolidated balance sheets. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the condensed consolidated statements of operations as "Interest expense".

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Carrying value of Pharmakon loan as of December 31, 2024	$121,734
Interest expense	15,345
Amounts paid	(14,869)
Carrying value of Pharmakon loan as of December 31, 2025	122,210
Interest expense	2,538
Carrying value of Pharmakon loan as of February 26, 2026	124,748

Modification of Pharmakon loan:
Additional borrowing of Pharmakon loan (2026 Loan Agreement - first tranche), net	75,000
Capitalized costs and discounts	(9,654)
Interest amount paid	(2,211)
Carrying value of Pharmakon loan as of February 27, 2026	187,883
Interest expense	1,647
Amounts paid	—
Carrying value of Pharmakon loan as of March 31, 2026	$189,530

The aggregate principal maturities of long-term debt as of March 31, 2026 are as follows, in thousands:

Principal Payments
2026	$—
2027	—
2028	—
2029	—
2030	150,000
2031	50,000
Total	$200,000

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases during the periods covered by this report:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, UPL utilized the agreement extension option and extended the rent period for an additional three years until August 2022. In  July 2022, UPL signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025, and, effective as of June 2025, the lease was renewed through September 2028. The Company's remaining contractual obligation under this lease is approximately $1.0 million as of  March 31, 2026.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. In August 2025, the Company signed an additional lease extension for the Princeton office, extending the term of the lease through April 30, 2031. The Company concluded that the lease renewal option in the agreement is not reasonably certain to be exercised. The modification did not result in a separate lease under ASC 842. As a result, the Company remeasured its lease liability and corresponding right-of-use asset using its incremental borrowing rate at the modification date. The Company’s remaining contractual obligation under this lease is approximately $3.0 million as of March 31, 2026.

Finance Leases

•

In  July 2024, UPI entered into a new master lease agreement for vehicles, primarily for use by employees in sales, field services, and roles that require regular travel. Under the terms of the master lease agreement, the Company will lease various vehicles from time to time with an initial lease term of 48 months commencing on the delivery date of the vehicle with an option to continue month-to-month for an unlimited period of time. Lease payments are fixed, with payments due monthly in advance, and include charges for depreciation, maintenance, and other related services. At the end of each lease term, the Company is required to make a terminal rental adjustment based on the difference between the vehicle’s contractual book value and its estimated wholesale value, which  may result in additional payments or refunds. The Company  may also be required to pay additional rent if the vehicle exceeds certain mileage limits or shows abnormal wear and tear during the lease term. The Company’s remaining contractual obligation relating to the leases entered into under this master agreement is approximately $5.5 million as of  March 31, 2026.

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

The components of lease cost for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$427	$217
Interest on lease liabilities	161	107
Operating lease cost	238	226
Variable lease cost	55	13
Total lease cost	$881	$563

The amounts recognized as of March 31, 2026 and  December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Finance lease right-of-use assets	$5,009	$5,376
Operating lease right-of-use assets	2,931	3,080
Finance long-term lease liabilities	3,161	3,475
Operating long-term lease liabilities	2,485	2,646
Other current liabilities related to finance leases	1,327	1,274
Other current liabilities related to operating leases	589	481

As of March 31, 2026, no impairment losses have been recognized.

Supplemental information related to leases for the three months ended  March 31, 2026 and 2025 is as follows (in thousands, except for lease terms and discount rate amounts):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$321	$688
Operating cash flows from operating leases	$143	$220
Right-of-use assets obtained in exchange for new finance lease liabilities	$60	$2,045
Weighted-average remaining lease term of finance leases (in years)	2.05	3.58
Weighted-average remaining lease term of operating leases (in years)	4.32	0.78
Weighted-average discount rate of finance leases	13.82%	13.82%
Weighted-average discount rate of operating leases	11.82%	10.23%

As of March 31, 2026, maturities of lease liabilities were as follows (in thousands):

Finance Leases
Years ending December 31,
Remainder of 2026	$1,399
2027	1,866
2028	1,822
2029	410
2030 and there after	1
Total future minimum lease payments	5,498
Less: Interest	(1,009)
Present value of lease liabilities	$4,489

Operating
Leases
Years ending December 31,
Remainder of 2026	$673
2027	963
2028	880
2029	603
2030	613
2031 and there after	206
Total future minimum lease payments	3,938
Less: Interest	(864)
Present value of lease liabilities	$3,074

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Jelmyto	$21,713	$20,254
Zusduri	29,246	—
Total Revenue	$50,959	$20,254

All product sales of Jelmyto and Zusduri are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. The Company's largest customer comprised approximately 58% of product sales for the three months ended  March 31, 2026, and over 85% of product sales for the three months ended March 31, 2025. The Company's largest customer comprised approximately 48% and 59% of accounts receivable at March 31, 2026 and  December 31, 2025, respectively. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, such as rebates, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug. The Company does not anticipate any Medicare refunds for discarded drug for Zusduri. The Company estimates these elements of variable consideration based on the contractual or statutory terms governing the arrangements and the Company’s historical experience, and constrains the net revenue recognized for product sales to the value that is not probable to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. Reserves for chargebacks and returns are net settled and recognized as contra accounts receivable while the remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for the period ended  March 31, 2026 and 2025 (in thousands):

	Reserves related to government sponsored programs	Medicare refunds for discarded drug reserve	Other reserves	Total accrued sales reserves

Balance as of December 31, 2025	$1,530	$4,022	$3,849	$9,401
Accruals	5,605	884	6,545	13,034
Utilizations	(5,566)	—	(4,966)	(10,532)
Balance as of March 31, 2026	$1,569	$4,906	$5,428	$11,903

Balance as of December 31, 2024	$887	$7,729	$1,946	$10,562
Accruals	3,686	903	2,713	7,302
Utilizations	(3,889)	(3,809)	(2,926)	(10,624)
Balance as of March 31, 2025	$684	$4,823	$1,733	$7,240

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

The Company evaluates acquisitions of assets and other similar transactions to assess whether the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. The cost of an asset acquisition is allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any contingent consideration in an asset acquisition is recognized only when amounts are both probable and estimable, at which point the consideration is allocated to the assets acquired on a relative fair value basis. Based on the Company's assessment of the value of the assets acquired as well as consideration of the inputs, processes and outputs, the Company concluded that this represented an asset acquisition. When a transaction accounted for as an asset acquisition includes IPR&D, the IPR&D asset is only capitalized as an intangible asset if it is determined to have an alternative future use other than in a particular research and development project. Otherwise, amounts allocated to the IPR&D are recognized as research and development expenses in the period. The Company accounted for the acquisition of the Transferred Assets from IconOVir as an asset acquisition. The Company determined the fair value of the consideration transferred was $3.1 million, which represented the fair value of the unregistered shares at issuance date. Given the early-stage nature of such assets and level of further development necessary to produce an output, the Company recognized the cost of the acquisition as a research and development expense in 2025.

Note 15 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of March 31, 2026 and December 31, 2025. The Company had 48.7 million and 48.4 million ordinary shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since the Company's inception, the Board has not declared any dividends.

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

In  November 2025, the Company amended the ATM Sales Agreement to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). Following the amendment, during the fourth quarter of 2025, the Company sold 1,370,962 ordinary shares pursuant to the ATM Prospectus for net proceeds to the Company of approximately $31.8 million after deducting sales commissions to TD Cowen of up to 3%. As of March 31, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

On  December 20, 2023, the Company issued 1,599,733 ordinary shares through a cashless exercise of 1,599,840 pre-funded warrants for the purchase of ordinary shares of the Company. On  January 24, 2025, the Company issued 3,206,271 ordinary shares upon exercise of 3,206,271 pre-funded warrants for the purchase of ordinary shares of the Company. As of  March 31, 2026, 472,665 pre-funded warrants from the Purchase Agreement remain outstanding.

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Fred Cohen, M.D., purchased 1,572,327 of the Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen was a director of the Company and the Chair and Chief Investment Officer of Monograph at the time of purchase.

Underwritten Public Offering

On  June 17, 2024, the Company entered into an underwriting agreement with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on  June 20, 2024. The gross proceeds to the Company from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and offering expenses paid by the Company of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants  may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. As of March 31, 2026, all 1,142,857 pre-funded warrants remain outstanding. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On  July 18, 2024, the Company completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds to the Company of $16.1 million before deducting underwriting discounts and commissions and offering expenses paid by the Company of $1.0 million.

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

Employees are typically granted stock options and/or RSUs, upon commencement of employment. Also, eligible employees may receive an annual grant of options, RSUs and/or PSUs. Non-employee members of the Board typically receive a grant of stock options or a mix of options and RSUs upon initial appointment to the Board, and stock options or a mix of stock options and RSUs annually. The term of any option granted under the Plans cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s ordinary shares on the grant date, and generally vest over a period of three years. If the individual possesses more than 10% of the combined voting power of all classes of equity of the Company, the exercise price shall not be less than 110% of the fair market value of an ordinary share on the date of grant.

The Company’s RSU and option grants provide for accelerated or continued vesting in certain circumstances as defined in the Plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in a 33% increment upon the first anniversary of grant, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. Options generally vest in a 33% increment upon the first anniversary of the grant date, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. The Company also grants PSUs to certain employees. The PSUs granted during 2023 vested upon U.S. regulatory approval of Zusduri. The PSUs granted in 2024 vested upon the achievement of the first commercial sale of Zusduri in the United States following receipt of U.S. regulatory approval. The PSUs granted in 2025 vest based on both performance and service conditions, with one-third of each award vesting upon the filing of financial statements reflecting the achievement of a net product sales target and with one-third vesting on January 31st of each of the next two calendar years following such achievement, subject to continued service on each vesting date. The PSUs granted in 2026 vest based upon U.S. regulatory approval of UGN-103 and represent 336,411 units with a total grant-date fair value of approximately $6.6 million. In  June 2024, the Company amended certain RSU and PSU awards granted to its chief executive officer to defer vesting until the end of 2025. In  December 2025, the Company further amended certain RSU and PSU awards granted to its chief executive officer to defer vesting until the end of 2026. The Company accounted for the modification as a Type I probable-to-probable modification under ASC 718. As the modification did not result in any incremental fair value at the modification dates, the Company continues to recognize the original grant-date fair value ratably over the original service period or expected performance period.

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

As of  March 31, 2026, 5,356,440 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 2,052,792 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development expenses	769	602
Selling, general and administrative expenses	3,858	2,467
Total share-based compensation expense	$4,627	$3,069

The total unrecognized compensation cost of options, RSUs and PSUs at March 31, 2026 is $39.1 million with a weighted average recognition period of 2.23 years.

Note 17 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of March 31, 2026, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2025, 2024 and 2023, and for the three months ended March 31, 2026. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $3.9 million as of March 31, 2026, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2026, the Company’s liability for uncertain tax positions includes $2.1 million of accrued interest and penalties.

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

Note 18 – Related Parties

See Note 14 for discussion related to an asset purchase in  February 2025 which involved a related party. There were no further related party transactions during the three months ended March 31, 2026 or 2025.

Note 19 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2026 and December 31, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

On  April 2, 2024, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiry of such patents. By written stipulation dated  June 11, 2024, Teva Pharmaceutical Industries, Ltd. was dismissed from the action. On  May 19, 2025, the Company filed an Amended Complaint, adding U.S. Patent 12,268,745 to the litigation (the “745 Patent”). The U.S. Patent and Trademark Office issued the ‘745 Patent on  April 8, 2025, and the Company subsequently added this patent to the Orange Book for JELMYTO. By orders dated  February 27, 2025, and  June 26, 2025, the court approved the parties’ joint stipulations to remove the Markman hearing and any related claim-construction proceedings from the court’s calendar. Following certain stipulations, the case is now styled as UroGen Pharma Ltd. et al. v. Teva Pharmaceuticals, Inc. et al. By order dated  January 12, 2026, the court approved the parties’ joint stipulation to dismiss counts I, II, III, and IV of the Company’s Amended Complaint alleging infringement by Teva of U.S. Patent Numbers 9,040,074 and 9,950,069, with prejudice, and to dismiss counts I and II of Teva’s counterclaims seeking declaratory judgment that U.S. Patent Numbers 9,040,074 and 9,950,069 are invalid, as moot. By order dated April 27, 2026, the court approved the parties' joint stipulation to extend the deadlines for expert discovery and pre-trial activities and to postpone trial until January 2027, subject to the court's availability. No ANDA  may be finally approved by the FDA until the expiration of Orphan Drug Exclusivity covering JELMYTO in  April 2027. If the Company is unsuccessful in securing the requested court relief, JELMYTO  may be subject to immediate competition from an FDA approved generic product after regulatory exclusivity for JELMYTO expires in  April 2027.

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

Information about significant segment expenses regularly provided to the CODM is as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Research and development expenses
R&D project materials & services	$9,705	$11,390
Acquisitions of IPR&D	—	3,128
Employee compensation	4,744	4,381
Rent, office, utilities & technology	934	856
Other expenses	214	116
Total research and development expenses	$15,597	$19,871

Selling, general and administrative expenses
Employee compensation	$26,109	$18,128
Commercial & medical affairs services	9,936	8,199
Professional services	7,526	2,772
Travel, meetings & conferences	5,062	3,645
Rent, office, utilities & technology	1,524	1,136
Other expenses (1)	1,329	1,087
Total selling, general and administrative expenses	$51,486	$34,967

(1) Other expenses primarily consist of insurance, publications, sponsorships, grants, other fees and taxes.

Note 21 – Subsequent Events

The Company has evaluated and determined there were no subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”), which was filed with the SEC on March 2, 2026. The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, trends, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report. In addition, statements indicating that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

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

We believe Zusduri has the potential to become the new standard of care for adults with recurrent low-grade intermediate risk NMIBC as the first and only FDA-approved non-surgical treatment. The existing standard of care for low-grade intermediate risk NMIBC is a surgical procedure typically performed under general anesthesia called transurethral resection of bladder tumor (“TURBT”). Due to high recurrence rates of low-grade intermediate risk NMIBC following TURBT, repeat TURBTs may be necessary. We estimate that approximately 68% of low-grade intermediate risk NMIBC patients have two or more recurrences, with approximately 23% of recurrent patients having five or more recurrences. Repeated TURBT procedures to treat these recurrences can impact patients’ physical health and quality of life. Patients who have had two to four procedures have an estimated 14% greater risk of death than patients who have only had one procedure.

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

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by regional business director positions, who are in turn supported by regional operations manager positions. Each region is additionally supported by clinical nurse educators to provide education and training around instillation, as well as field reimbursement managers to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto service line. In addition, our organization includes medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 160 colleagues.

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

In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services ("CMS") established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code. CMS has granted Jelmyto a New Technology Ambulatory Payment Classification ("APC"), effective from October 1, 2023. We have also launched a registry to capture data and evaluate real world outcomes in patients with UTUC treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

Zusduri

On June 12, 2025, the FDA approved our NDA for Zusduri (mitomycin) for intravesical solution, formerly known as UGN-102, for the treatment of adults with recurrent low-grade intermediate risk NMIBC. Zusduri, which consists of mitomycin and sterile hydrogel, uses our proprietary sustained release RTGel technology and is delivered directly into the bladder in an outpatient procedure by a trained healthcare professional using a urinary catheter to enable the treatment of tumors by non-surgical means.

We estimate that the annual treatable population of low-grade intermediate risk NMIBC in the United States is approximately 82,000, of which approximately 23,000 are estimated to be newly diagnosed and 59,000 are estimated to be recurrent patients. Zusduri is administered locally using the standard practice of intravesical instillation directly into the bladder via a urinary catheter. The instillation into the bladder can take place in a physician’s office as a non-operative outpatient treatment, in comparison with TURBT or similar surgical procedures, which are operations usually conducted in an operating room under general anesthesia and may require an overnight stay. Complete surgical tumor removal often has limited success due to the inability to properly visualize, reach and resect all tumors. We believe that an effective chemoablation agent can potentially provide better eradication of tumors irrespective of the detectability and location of the tumors. In addition, by potentially reducing the need for surgery, patients may avoid potential complications associated with surgery and anesthesia. We estimate that approximately 68% of low-grade intermediate risk NMIBC patients have two or more recurrences, with approximately 23% having five or more recurrences. Repeated TURBT procedures to treat these recurrences can impact patients’ physical health and quality of life. Approximately 35% of patients will experience an adverse event within 90 days of undergoing a TURBT, and patients who have had two to four procedures have an estimated 14% greater risk of death than patients who have only had one procedure.

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

As a post-marketing commitment, we agreed with the FDA to complete the ongoing ENVISION trial to further characterize the clinical benefit of Zusduri in adult patients with recurrent low-grade intermediate risk NMIBC. We committed to providing the FDA with updates on DOR for all patients with ongoing CRs. The updates will continue until all ongoing patients experience a recurrence of low-grade intermediate risk NMIBC; progression; death; loss to follow-up; or reach 63 months after the first instillation as planned in the protocol, or until the study ends, whichever occurs first.

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

UGN-103 (mitomycin) for intravesical solution and UGN-104 (mitomycin) for pyelocalyceal solution

In January 2024, we entered into a licensing and supply agreement with medac Gesellschaft für klinische Spezialpräparate m.b.H. (“medac”) to develop UGN-103 and UGN-104, which are next-generation investigational formulations of Zusduri and Jelmyto, respectively, that combine medac’s proprietary 80 mg mitomycin formulation with our RTGel technology, which we believe will provide advantages related to production, cost, supply and product convenience.

In April 2024, we announced that the FDA accepted our Investigational New Drug Application (“IND”) for UGN-103 and we initiated our Phase 3 UTOPIA trial, a single-arm, multicenter study evaluating the efficacy and safety of UGN-103 in patients with recurrent low-grade intermediate risk NMIBC. In October 2024, we announced the first patient dosed in the UTOPIA trial, and in July 2025, we announced the completion of patient enrollment with 99 patients enrolled across multiple centers globally. Patients in the UTOPIA trial received 75 mg of mitomycin via intravesical instillation once a week for six weeks. Efficacy was assessed by the CR rate at the three-month visit. Patients who had a CR at the three-month visit, defined as having no detectable disease in the bladder, entered the follow-up period of the study. Patients will remain on study until disease recurrence, disease progression, death, or the last patient completes 12 months of follow-up (i.e., 15 months after the first instillation), whichever occurs first. A long-term follow up study will also be conducted following patients remaining in CR for up to five years after initiation of treatment with UGN-103. In November 2025 we reported a three-month CR rate of 77.8% (95% CI, 68.3%, 85.5%), consistent with results from the ENVISION clinical trial. The FDA agreed with the regulatory plan to submit an NDA based on the data from our Phase 3 UTOPIA trial to support potential approval of UGN-103. We anticipate submitting an NDA for UGN-103 in the second half of 2026 with potential FDA approval in 2027.

In February 2025, the FDA accepted our IND for UGN-104, and we initiated a Phase 3 trial of UGN-104 in low-grade UTUC in June 2025. We expect to complete enrollment in the Phase 3 trial of UGN-104 by the end of 2026.

UGN-501

Our pipeline also includes UGN-501, our investigational next-generation oncolytic virus therapy being developed as a locally administered treatment for cancer, for which we plan to initiate a Phase 1 clinical trial in NMIBC by the end of 2026.

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

In February 2025, we acquired ICVB-1042 (now known as UGN-501). UGN-501 is a potent and fast-replicating investigational next generation oncolytic virus being developed as a locally administered cancer treatment. IND-enabling studies are nearing completion, and we plan to submit an IND in the second quarter of 2026 and initiate a Phase 1 clinical trial in NMIBC by the end of 2026. Nonclinical data to date support the potential of UGN-501 to be a best-in-class oncolytic virus, with cytotoxic activity observed across a panel of bladder cancer cell lines representing a broad range of tumor stages and grades. The Phase 1 trial will initially evaluate aqueous intravesical administration of UGN-501, and we plan to evaluate delivery using our proprietary RTGel technology, which may enable prolonged dwell time and enhanced local activity. The initial focus is bladder cancer with the potential to expand into additional tumor types beyond the genitourinary system.

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline previously included UGN-301, an anti-CTLA-4 monoclonal antibody, which we studied as a combination therapy with multiple agents. UGN-301 was delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapies.

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical study of UGN-301 in patients with recurrent NMIBC. The multi-arm Phase 1 study, which was expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and enrollment in the study was completed. Safety and dosing data from the first arm evaluating UGN-301 as monotherapy were presented in late 2024.

In November 2025, we made the decision to discontinue development of UGN-301 based on our strategic priorities and provided Agenus, Inc. ("Agenus") notice of termination of the license agreement. Under the terms of the license agreement, following notice of termination, the agreement will terminate upon the later of (a) the expiration of a 180-day notice period; or (b) completion of all wind-down activities and delivery of all Agenus Improvements (as defined in the license agreement) to Agenus.

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

Components of Operating Results

Revenue

During the three months ended March 31, 2026 and 2025 we recognized $51.0 million and $20.3 million of revenue, respectively, from sales of our products.

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

The following table provides a breakout of expenses by major cost type:

	Three Months Ended March 31,
(in thousands)	2026	2025
Personnel, facility and equipment, and other overhead costs	$5,097	$4,664
Clinical and other development costs	10,500	15,207
Total	$15,597	$19,871

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Revenue	$50,959	$20,254	$30,705
Cost of revenue	4,139	2,330	1,809
Gross profit	46,820	17,924	28,896
Operating expenses:
Research and development	15,597	19,871	(4,274)
Selling and marketing	32,135	22,122	10,013
General and administrative	19,351	12,845	6,506
Total operating expenses	67,083	54,838	12,245
Operating loss	(20,263)	(36,914)	16,651
Financing on prepaid forward obligation	(4,506)	(4,583)	77
Interest expense on long-term debt	(4,185)	(4,068)	(117)
Interest and other income, net	608	2,114	(1,506)
Loss before income taxes	(28,346)	(43,451)	15,105
Income tax expense	4,772	(392)	5,164
Net loss	$(23,574)	$(43,843)	$20,269

Revenue

Revenue was $51.0 million and $20.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase in revenue of $30.7 million primarily reflects the volume of sales of Zusduri, which was launched late in the second quarter of 2025.

Cost of Revenue

Cost of revenue was $4.1 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cost of revenue of $1.8 million is primarily attributable to increased sales volumes, partially offset given that in periods prior to receiving FDA approval for Zusduri, we recognized inventory and related costs associated with the manufacture of Zusduri as research and development expenses. We expect this to continue to favorably impact cost of revenue through approximately 2027 as we deplete Zusduri inventories that we expensed prior to receiving FDA approval.

Research and Development Expenses

Research and development expenses were $15.6 million and $19.9 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in research and development expenses of $4.3 million is primarily attributable to the acquisition of UGN-501 in the first quarter of 2025, as well as the costs related to manufacturing of Zusduri which were recognized as research and development expenses in the first quarter of 2025 prior to receiving FDA approval in June 2025.

Selling and Marketing Expenses

Selling and marketing expenses were $32.1 million and $22.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase in selling and marketing expenses of $10.0 million is primarily attributable to Zusduri commercial activities, including expansion of the sales force and higher brand marketing expenses, as well as an increase in overall commercial operation costs.

General and Administrative Expenses

General and administrative expenses were $19.4 million and $12.8 million for the three months ended March 31, 2026 and 2025, respectively. The increase in general and administrative expenses of $6.6 million is primarily attributable to higher compensation expenses, increased spending on third-party advisory services, including fees recognized in the first quarter of 2026 associated with the debt refinancing.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $4.5 million and $4.6 million for the three months ended March 31, 2026 and 2025, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $0.1 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $4.2 million and $4.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase in interest expense was primarily attributable to the additional borrowings of $75.0 million in the first quarter of 2026 in connection with the Pharmakon refinancing of long-term debt, offset by a lower interest rate.

Interest and Other Income, Net

Interest and other income, net was $0.6 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in interest and other income, net was primarily due to lower cash and investment balances.

Liquidity and Capital Resources

As of March 31, 2026, we had $140.3 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through March 31, 2026, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon, and product sales.

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

In November 2025, we amended the ATM Sales Agreement to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). Following the amendment, during the fourth quarter of 2025, we sold 1,370,962 ordinary shares pursuant to the ATM Prospectus for net proceeds to us of approximately $31.8 million after deducting sales commissions to TD Cowen of up to 3%. As of March 31, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

On February 26, 2026 (the "Closing Date"), we entered into a second amended and restated loan agreement, which replaced the 2024 Loan Agreement, with Pharmakon providing for a senior secured term loan facility of up to $250.0 million, consisting of two tranches (the "2026 Loan Agreement"). The first tranche of $200.0 million was advanced on the Closing Date and refinanced our term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million may, at our option, be requested no later than June 30, 2027 for funding to occur no later than August 29, 2027, subject to customary conditions. The term loans mature on the fifth anniversary of the Closing Date.

All outstanding loans with Pharmakon pursuant to the 2026 Loan Agreement accrue interest at a fixed rate of 8.25%. The principal amount of the loans outstanding under the 2026 Loan Agreement will be repayable in four equal quarterly payments commencing in the second quarter of 2030, which are subject to an exit fee of 1% of the principal amount being repaid. We may prepay the full outstanding principal amounts of the loans in whole at our discretion at any time, together with accrued but unpaid interest thereon and subject to prepayment premiums, make-whole amounts, as applicable, and fees.

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

We have incurred losses since our inception and negative cash flows from our operations, and as of March 31, 2026, we had an accumulated deficit of $983.3 million. We expect to incur losses and have negative net cash flows from operating activities as we execute on our strategy, including the commercial launch of Zusduri, the continued commercialization of Jelmyto, and engaging in further research and development activities. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to produce cash inflows from Jelmyto and Zusduri product sales, the rate of physician and patient adoption of Zusduri and our ability to raise additional capital to fund our operations in the future. Based on our cash and cash equivalents and marketable securities as of March 31, 2026, together with management’s cash flow projections, we believe we have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report. If we are unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, we may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

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

●	the timing and amount of any milestone, net sales or royalty payments owed by us from the development and/or commercialization of our products or product candidates; and

●	the repayment of outstanding debt.

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

We may finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of any additional securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants that further limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, the terms of the Prepaid Forward Contract (the “Forward Contract”) with RTW and the 2026 Loan Agreement limit our ability to take certain actions, including incurring additional indebtedness.

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

The total obligation for future minimum lease payments under our operating and finance leases are $3.9 million and $5.5 million, respectively, as of March 31, 2026. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

On March 7, 2022, we entered into the 2022 Loan Agreement with Pharmakon for a senior secured term loan of up to $100.0 million in two tranches. The first tranche of $75.0 million ($72.6 million of proceeds were received, $70.8 million net of additional transaction costs) was funded in March 2022, and the second tranche of $25.0 million was funded in December 2022.

On March 13, 2024, we entered into the 2024 Loan Agreement, which replaced the 2022 Loan Agreement. The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and could have been drawn at our option no later than August 29, 2025, subject to customary bringdown conditions and deliverables. We elected not to draw down the fourth tranche. Under the 2024 Loan Agreement, prior to the refinancing described in the immediately following paragraph, all outstanding loans accrued interest using a benchmark rate of three-month SOFR plus 7.25% plus an additional adjustment of 0.26161%.

On February 26, 2026, we entered into the 2026 Loan Agreement, which replaced the 2024 Loan Agreement. The first tranche of $200.0 million was advanced on the Closing Date and refinanced our original term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million may, at our option, be requested no later than June 30, 2027 for funding to occur no later than August 29, 2027, subject to customary conditions. The term loans mature on the fifth anniversary of the Closing Date.

All outstanding loans with Pharmakon pursuant to the 2026 Loan Agreement will accrue interest at a fixed rate of 8.25%. The principal amount of the loans outstanding under the 2026 Loan Agreement shall be repayable in four equal quarterly payments commencing in the second quarter of 2030, which are subject to an exit fee of 1% of the principal amount being repaid. We may prepay the loans in whole at our discretion at any time, subject to prepayment premiums, make-whole amounts, as applicable, and fees.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,316)	$(42,024)
Investing activities	(20,688)	(25,963)
Financing activities	65,204	34
Net change in cash and cash equivalents	$(800)	$(67,953)

Operating Activities

Net cash used in operating activities was $45.3 million during the three months ended March 31, 2026, compared to $42.0 million during the three months ended March 31, 2025. The $3.3 million increase was attributable primarily to timing of collections of accounts receivables, inventory purchases, and timing of payments and accruals, partially offset by lower net loss in the first quarter of 2026.

Investing Activities

Net cash used in investing activities was $20.7 million during the three months ended March 31, 2026, compared to $26.0 million during the three months ended March 31, 2025. The net change of $5.3 million primarily reflects lower reinvestments in marketable securities in the first quarter of 2026 as compared to the first quarter of 2025.

Financing Activities

Net cash provided by financing activities was $65.2 million during the three months ended March 31, 2026, compared to $34 thousand during the three months ended March 31, 2025. The increase of $65.2 million is primarily attributable to proceeds from the 2026 Loan Agreement with Pharmakon in the first quarter of 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of March 31, 2026, we had $140.3 million in cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on March 31, 2026, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2026 or 2025.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in the New Israeli Shekel ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar depreciated against the NIS during 2025 by approximately 12.5%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the three months ended March 31, 2026, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings.

On April 2, 2024, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 and seeking a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiry of such patents. By written stipulation dated June 11, 2024, Teva Pharmaceutical Industries, Ltd. was dismissed from the action. On May 19, 2025 the Company filed an Amended Complaint, adding U.S. Patent 12,268,745 to the litigation (the “745 Patent”). The U.S. Patent and Trademark Office issued the ‘745 Patent on April 8, 2025, and the Company subsequently added this patent to the Orange Book for JELMYTO. By orders dated February 27, 2025, and June 26, 2025, the court approved the parties’ joint stipulations to remove the Markman hearing and any related claim-construction proceedings from the court’s calendar. Following certain stipulations, the case is now styled as UroGen Pharma Ltd. et al. v. Teva Pharmaceuticals, Inc. et al. By order dated January 12, 2026, the court approved the parties’ joint stipulation to dismiss counts I, II, III, and IV of the Company’s Amended Complaint alleging infringement by Teva of U.S. Patent Numbers 9,040,074 and 9,950,069, with prejudice, and to dismiss counts I and II of Teva’s counterclaims seeking declaratory judgment that U.S. Patent Numbers 9,040,074 and 9,950,069 are invalid, as moot. By order dated April 27, 2026, the court approved the parties' joint stipulation to extend the deadlines for expert discovery and pre-trial activities and to postpone trial until January 2027, subject to the court's availability. No ANDA may be finally approved by the FDA until the expiration of Orphan Drug Exclusivity covering JELMYTO in April 2027. If the Company is unsuccessful in securing the requested court relief, JELMYTO may be subject to immediate competition from an FDA approved generic product after regulatory exclusivity for JELMYTO expires in April 2027.

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

•

We currently rely on third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto and Zusduri for commercial use, and to produce and administer UGN-103, UGN-104 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-103, UGN-104 and UGN-501, if approved, or for any approved products that include UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, Zusduri, UGN-103, UGN-104 or UGN-501, or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report, before deciding whether to purchase, hold or sell our ordinary shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report and this Quarterly Report, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 1A, “Risk Factors.” We have marked with an asterisk (*) those risk factors that did not appear as risk factors in, or contain changes to, the similarly titled risk factors included in Item 1A of our Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our ordinary shares would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses and negative cash flows since our inception, and we anticipate that we will continue to incur losses and negative cash flows as we execute on our strategy and may not generate positive or sufficient cash flows from operations in the future, which may have an adverse impact on our working capital, total assets, stockholders’ equity and our ability to service our indebtedness and commitments.*

We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $153.5 million and $126.9 million for the years ended December 31, 2025 and 2024, respectively. As of March 31, 2026, we had an accumulated deficit of $983.3 million. We expect to continue to incur losses and negative cash flows as we execute our strategy, including the ongoing commercial launch of Zusduri, the continued commercialization of Jelmyto, and engaging in further product development activities. Our ability to ultimately achieve and sustain recurring revenues and profitability is dependent upon our ability to successfully commercialize our products and complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our product candidates, if approved.

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

•	the timing, receipt and amount of sales of, or royalties on, current or future approved products, if any;

the timing and amount of any milestone, net sales or royalty payments owed by us from the development and/or commercialization of our products or product candidates;

•	the repayment of outstanding debt;

•	any product liability or other lawsuits related to our products, business arrangements, or conduct of our business;

•	scientific breakthroughs in the field of urothelial cancer treatment and diagnosis that could significantly diminish the demand for our products or product candidates or make them obsolete; and

•	changes in reimbursement or other laws, regulations or policies that could have a negative impact on our future revenue stream.

In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry. Drug development is a highly speculative undertaking and involves a substantial degree of risk.

We may require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our commercial products Jelmyto and Zusduri. As of March 31, 2026, we had cash and cash equivalents and marketable securities of $140.3 million. To fund our operations, develop our product candidates and commercialize Jelmyto and Zusduri, we have relied primarily on equity and debt financings and revenue generated from sales of our approved products.

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

In November 2025, we amended the ATM Sales Agreement to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). As of March 31, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

On February 26, 2026 (the “Closing Date”), we entered into a second amended and restated loan agreement with Pharmakon, which replaced the 2024 Loan Agreement (the “2026 Loan Agreement”), providing for a senior secured term loan facility of up to $250.0 million, consisting of two tranches. The first tranche of $200.0 million was advanced on the Closing Date and refinanced our term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million may be drawn at our option no later than June 30, 2027, subject to customary conditions. The term loans mature on the fifth anniversary of the Closing Date.

All outstanding loans with Pharmakon will accrue interest at a fixed rate of 8.25% and are repayable in four equal quarterly payments commencing in the second quarter of 2030, which are subject to an exit fee of 1% of the principal amount being repaid. We may prepay the loans in whole at our discretion at any time, subject to prepayment premiums, make-whole amounts, as applicable, and fees.

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

On February 26, 2026, we entered into the 2026 Loan Agreement with Pharmakon for a senior secured term loan of up to $250 million, consisting of two tranches. The first tranche of $200.0 million was advanced on the Closing Date and refinanced our term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million may be drawn at our option no later than June 30, 2027, subject to customary conditions. The term loans mature on the fifth anniversary of the Closing Date.

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

The market opportunities for Jelmyto, Zusduri and our product candidates may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.*

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We believe Zusduri may provide an alternative to surgery as the standard of care for adults with recurrent low-grade intermediate risk NMIBC. However, the market opportunity for Zusduri may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed. Our other or future product candidates, including UGN-103, UGN-104 and UGN-501 may face similar risks.

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AstraZeneca, Aura Biosciences., Bristol Myers Squibb, CG Oncology, enGene Holdings, Ferring Pharmaceuticals, Fidia Pharmaceuticals, GSK, ImmunityBio, ImmVira, ImPact Biotech, Johnson & Johnson, LIPAC Oncology, Merck, Pfizer, Prokarium, Protara Therapeutics, Relmada Therapeutics, Roche, Samyang Biopharma, Sustained Therapeutics, SURGE Therapeutics, Theralase Technologies, Trigone Pharma, Tyra Biosciences, and Vyriad. We are aware of the FDA's approval of treatments such as Ferring Pharmaceuticals' Adstiladrin, which was approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC in 2022, and Johnson & Johnson's INLEXZO, which was approved by the FDA the treatment of adult patients with BCG-unresponsive NMIBC with carcinoma in situ, with or without papillary tumors in September 2025. We are also aware there are companies among this list conducting clinical trials in various phases in the same indications in which we are developing products. In addition, we received from Teva a Paragraph IV Certification Notice Letter in February 2024, providing notification that Teva has submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. See Part II, Item 1. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto, Jelmyto may be subject to immediate competition from FDA-approved generic entrants after orphan drug exclusivity for Jelmyto expires in April 2027.

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

In addition, we face competition from existing standards of treatment, surgical tumor resection procedures. If we are not able to demonstrate that our product candidates are at least as safe and effective as such courses of treatment, medical professionals may not adopt our product candidates in replacement of the existing standard of care. Generic mitomycin injectable drug products, while approved by FDA for gastric and pancreatic cancers, are neither approved for low-grade UTUC nor reconstituted with hydrogel in an FDA-approved product as Jelmyto is, although they may be used off-label by physicians for the treatment of low-grade UTUC, as they have been prior to the approval of Jelmyto. Similarly, generic mitomycin injectable drug products have not been approved for the treatment of low-grade intermediate risk NMIBC, nor reconstituted with hydrogel in an FDA-approved product such as Zusduri, although they may be used off-label by physicians for the treatment of low-grade intermediate risk NMIBC as they have been prior to the approval of Zusduri.

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

Physicians may also misuse our products or devices and administration kit components or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If our products are misused or used with improper technique, we may become subject to costly litigation. Product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance. We currently carry product liability insurance covering our clinical trials with policy limits that we believe are customary for similarly situated companies and adequate to provide us with coverage for foreseeable risks. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. In addition, while we have established product liability insurance relating to our commercialization of Jelmyto and Zusduri, there can be no assurance that we will be able to maintain this insurance on commercially reasonable terms or that this insurance will be sufficient. Furthermore, the use of our products for conditions other than those approved by the FDA may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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
•

the extent to which the costs of our products, once approved, are covered and reimbursed by third-party payors, including the availability of a physician reimbursement code for our treatments, and patients’ willingness to pay for our products; and

•

our ability to properly educate physicians or nurses for the skillful preparation and administration of any of our product candidates that receive approval and our ability to develop a broad experiential knowledge base of aggregated clinician feedback from which we can refine appropriate procedures for product administration, without which there could be a risk of adverse events.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.*

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as patient data becomes available and following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline or preliminary data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. In particular, interim data may reflect small sample sizes, be subject to substantial variability and may not be indicative of either future interim results or final results. Publications based on interim data may differ from FDA approved product labeling. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our ordinary shares. See the description of risks under the heading “Risks Related to Ownership of our Ordinary Shares” for additional disclosures related to the risk of volatility in the price of our ordinary shares.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. Furthermore, we may report interim analyses of only certain endpoints rather than all endpoints. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to continue to commercialize Zusduri or to obtain approval for, and commercialize any product candidate may be harmed, which could harm our business, financial condition, results of operations and prospects.

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

Before we can submit an NDA to the FDA or comparable similar applications to foreign regulatory authorities, we must conduct Phase 3 clinical trials, or a pivotal/registration trial equivalent, for each product candidate. After submission of an NDA, the FDA may raise additional questions on any data contained in the application. These questions may come in the form of information requests or in the NDA 74-day letter as review issues. We must address these questions during the review, but we do not know whether our responses will be acceptable to the FDA. We cannot assure you that the FDA will not decide to require us to perform additional clinical trials before approving, or as a condition of approving, NDAs for our product candidates.

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

We may not be able to advance our nonclinical product candidates into clinical development and through regulatory approval and commercialization.*

Certain of our product candidates are currently in nonclinical development and are therefore currently subject to the risks associated with nonclinical development, including the risks associated with:

•	generating adequate and sufficient nonclinical safety and efficacy data in a timely fashion to support the initiation of clinical trials;

•	obtaining regulatory approval to commence clinical trials in any jurisdiction, including the submission and acceptance of INDs;

•	contracting with the necessary parties to conduct a clinical trial;

•	enrolling sufficient numbers of patients in clinical trials in a timely fashion, if at all; and

•	timely manufacture of sufficient quantities of the product candidate for use in clinical trials.

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

We currently rely on third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto and Zusduri for commercial use, and to produce UGN-103, UGN-104 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-103, UGN-104 and UGN-501 if approved, or for any approved products that include UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, Zusduri, UGN-103, UGN-104 or UGN-501, or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third-party subcontractors and suppliers for compounds and components necessary to produce Jelmyto and Zusduri for commercial use and UGN-103, UGN-104 and UGN-501 for our nonclinical studies and clinical trials, and expect to rely on third-party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on one or two third-party suppliers for (i) the mitomycin API for Jelmyto, Zusduri, UGN-103 and UGN-104; (ii) the bulk mitomycin contained in Jelmyto and Zusduri; (iii) the hydrogel contained in Jelmyto and Zusduri; and (iv) the lyophilized mitomycin contained in UGN-103 and UGN-104. Because there are a limited number of suppliers for the raw materials that we use to manufacture our products and product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto and Zusduri for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and Zusduri. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto and Zusduri or any other approved products.

We expect to continue to rely on these or other subcontractors and suppliers to support our commercial requirements for Jelmyto, Zusduri, and any of our product candidates if approved for marketing by the FDA or foreign regulatory authorities. We plan to continue to rely on third parties for the manufacture of mitomycin API, mitomycin for solution, the hydrogel contained in Jelmyto, Zusduri, UGN-103 and UGN-104, as well as for the raw materials, compounds and components necessary to produce our products and product candidates and for nonclinical studies and clinical trials.

Even though we are approved as a commercial supplier of Jelmyto and Zusduri, we have limited experience as a company in the commercial supply of drugs and may never be successful as a commercial supplier of drug products containing mitomycin. In addition, cost-overruns, unexpected delays, equipment failures, logistics breakdowns, labor shortages, natural disasters, power failures, production failures or product recalls, and numerous other factors could prevent us from realizing the intended benefits of our sales strategy and have a material adverse effect on our business. Further, although we commercially supply Jelmyto and Zusduri, further continued build-out is required for the production of Zusduri and establishing such commercial-scale supply capabilities requires additional investment, is time-consuming and may be subject to delays, including because of shortage of labor, compliance with regulatory requirements or receipt of necessary regulatory approvals. In addition, building out our Zusduri commercial supply capabilities may cost more than we currently anticipate, and delays or problems may adversely impact our ability to provide sufficient quantities of Zusduri to support our commercialization of Zusduri, as well as our financial condition.

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

We currently use single source suppliers relative to production of components of our products and product candidates, the ureteral catheter and injector which are required to be used in the delivery of Jelmyto and the ureteral catheter used in the delivery of Zusduri. We are assessing additional suppliers regarding certain components of Jelmyto and Zusduri and are advancing these conversations as a means to ensure both additional suppliers and potential future reductions in cost of revenues. However, there can be no assurance that we will be able to secure any additional suppliers for these key components on a timely basis, on favorable terms, or at all.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of March 31, 2026, we had 298 employees, of whom 40 are based in Israel and 258 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our products and product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

Similarly, the law governing non-compete agreements and other forms of restrictive covenants varies from state to state within the United States and some states are reluctant to strictly enforce non-compete agreements. The Federal Trade Commission (“FTC”) has also recently pursued enforcement actions and initiatives that suggest the agency will continue targeting non-compete provisions it believes are anticompetitive or unfair or deceptive acts or practices.

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

Certain of our clinical trials and other significant operations (including our Israeli corporate offices and contract manufacturers) are located outside of the United States and, therefore, our results may be adversely affected by geopolitical, economic and military conditions.*

Certain of our clinical trials operate outside the United States and certain of our research and development facilities and key vendors and suppliers are located in Israel. If any of these current or future trials or the related facilities or our vendors' and suppliers' facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemics, power outages or otherwise, or if performance of our clinical trials are disrupted for any other reason, such an event could cause significant development and product delays. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

Risks Related to Our Intellectual Property

If our efforts to obtain, protect or enforce our patents and other intellectual property rights related to Jelmyto, Zusduri, and our product candidates and technologies are not adequate, we may not be able to compete effectively, and we otherwise may be harmed.*

Our commercial success depends in part upon our ability to obtain and maintain patent protection and utilize trade secret protection for our proprietary technologies, our products and their uses, as well as our ability to operate without infringing upon the proprietary rights of others. We rely upon a combination of patents, trade secret protection and confidentiality agreements, assignment of invention agreements and other contractual arrangements to protect the intellectual property related to, among other things, hydrogel-based pharmaceutical compositions for optimal delivery of a drug in internal cavities such as the bladder, the method for treating cancer, in particular urothelial and bladder cancer using hydrogel-based compositions, the method for treating overactive bladder topically without the need for injections, including an in-dwelling ureter catheter system for optimal delivery of a drug into the renal cavity.

We seek patent protection for our product candidates, and we hold a broad collection of intellectual property comprised of issued patents, in-licensed patents, pending patent applications, trade secrets and trademarks covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we currently own, co-own or exclusively license 32 patents that are directed to protect our approved products, Jelmyto and Zusduri, as well as UGN-103 and UGN-104, our proprietary RTGel technology, local compositions comprising different active ingredients, including, among others, compositions comprising UGN-501 and our potential product candidates that are under company research. These IP rights relate to certain aspects of cancer treatment. These issued patents are set to expire between 2030 and 2044. In total, our owned IP portfolio includes 61 granted patents worldwide and 19 pending patent applications filed in the United States, Europe, Israel, Japan, Canada, China, Australia, and Korea. When combined with exclusively licensed assets, the total includes approximately 115 granted patents and 54 pending applications worldwide. These patents and applications are directed to methods, systems, and compositions for the localized treatment of cancer via intravesical administration, including various active ingredients and combinations thereof. These patent applications, if issued, are set to expire between 2031 and 2046.

Limitations on the scope of our intellectual property rights may limit our ability to prevent third parties from designing around such rights and competing against us. For example, many of our patents do not claim a new compound. Rather, the active pharmaceutical ingredients of our products are known compounds and our patents and pending patent applications are directed among other things, to novel formulations of these known compounds with our proprietary RTGel technology. Accordingly, other parties may compete with us, for example, by independently developing or obtaining competing topical formulations that are designed around our patent claims, but which may contain the same active ingredients, or by seeking to invalidate our patents. Any disclosure of or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market.

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

If we are unable to protect our trademarks from infringement, our business prospects may be harmed.*

We filed applications for trademarks (Jelmyto®, RTGel®, ZusduriTM and UroGen®) that identify our branding elements, such as Jelmyto and Zusduri and our unique technology in the United States, Europe, Israel, Japan and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

Jelmyto and Zusduri are, and any of our product candidates that receive regulatory approval will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expenses, limit or withdraw regulatory approval and subject us to penalties if we fail to comply with applicable regulatory requirements.*

Jelmyto, Zusduri and any of our product candidates that receive regulatory approval will be subject to continual regulatory review by the FDA and/or foreign regulatory authorities. Additionally, Jelmyto and Zusduri are, and any of our product candidates that receive regulatory approval will be, subject to extensive and ongoing regulatory requirements, including labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

We and the third parties with whom we work are subject to stringent and changing U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, self-regulatory schemes, policies and other obligations related to data privacy and security. The actual or perceived failure by us or by the third parties with whom we work to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; or otherwise adversely affect our business.*

In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, "process") Sensitive Information. Our data processing activities are subject to numerous data privacy and security obligations, such as domestic and foreign laws and regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy, data protection, and data security.

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

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, Zusduri and our product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. Our existing pass-through status was set to expire in the fourth quarter of 2023. However, CMS granted Jelmyto a New Technology APC, effective from October 1, 2023. A service is paid separately under a New Technology APC until sufficient claims data have been collected to allow CMS to assign the procedure to a clinical APC group that is appropriate in clinical and resource terms. This generally occurs within two to three years from the time a new HCPCS code becomes effective. However, if CMS are able to collect sufficient claims data in less than two years, CMS may consider reassigning the service to an appropriate APC, or, if CMS does not have sufficient data at the end of three years upon which to base its reassignment to an appropriate clinical APC, CMS may keep the service in a New Technology APC until adequate data become available. Loss of our New Technology APC may result in Medicare beneficiaries losing access to Jelmyto in the hospital outpatient setting and Jelmyto becoming packaged into a comprehensive APC.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. In November 2025, we filed the ATM Prospectus providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically. As of March 31, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

Risks Related to our Operations in Israel

Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.*

Our research and development facility is located in Ra’anana, Israel, and certain of our key vendors and suppliers, including Isotopia Molecular Imaging Ltd., our single contracted supplier for the hydrogel contained in Jelmyto and Zusduri, are located in Israel. If these or any future facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemics, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize the ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

In October 2023, Hamas initiated an attack against Israel. In response, Israel’s security cabinet declared war against Hamas. Since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with Hezbollah) and on other fronts from various extremist groups in region, such as the Houthis in Yemen. In addition, Iran launched significant missile and drone strikes at Israel and Israel attacked a range of targets in Iran. Furthermore, in June 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a military operation directly targeting military and nuclear infrastructure inside Iran, resulting in approximately 12 days of direct hostilities between Israel and Iran and, in February 2026, the United States and Israel launched coordinated military strikes against Iran, which were followed by retaliatory actions by Iran, including missile and drone attacks targeting Israel and U.S. forces and allied assets in the region. These escalations heightened regional instability and resulted in significant travel restrictions, facility closures and shelter-in-place orders in Israel and temporary closures of Israeli airspace and port activity. While ceasefires have been entered into, the situation remains fragile and if any ceasefires collapse, a new war or hostilities commence or hostilities escalate or expand to other fronts, we may be adversely affected. These situations may potentially escalate in the future to more violent events or into a greater regional conflict, which may adversely affect us.

The effects of hostilities involving Israel are difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. For example, these events may be intertwined with wider macroeconomic factors relating to a deterioration of Israel’s economic standing that may involve, for instance, a downgrade in Israel’s credit rating and outlook by rating agencies. Furthermore, recent political uprisings, social unrest and violence in various countries in the Middle East may affect stability in the region.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of March 31, 2026, we had 298 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Other international and geo-political events could also have a serious adverse impact on our business. While we cannot predict the broader consequences, geo-political conflicts and retaliatory and counter-retaliatory actions could materially adversely affect global trade, currency exchange rates, inflation, regional economies, and the global economy, which in turn may increase our costs, disrupt our supply chain, impair our ability to raise or access additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations

Our business could be negatively impacted by environmental, social and corporate governance matters or our reporting of such matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 6-K (File No. 001-38079), filed with the SEC on May 18, 2017).

10.1	Second Amended and Restated Loan Agreement, dated as of February 26, 2026, by and among UroGen Pharma, Inc., as borrower and a Credit Party, the Registrant, as Parent and a Credit Party, the other guarantors signatory thereto or otherwise party thereto from time to time, as additional Credit Parties, BioPharma Credit PLC, as Collateral Agent, BPCR Limited Partnership, as a Lender, and BioPharma Credit Investments V (Master) LP as a Lender.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

May 6, 2026	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

May 6, 2026	By:	/s/ Chris Degnan
Chris Degnan
Chief Financial Officer (Principal Financial and Accounting Officer)