Form 10-Q
period 2026-06-30
UroGen Pharma Ltd.
filed 2026-08-05
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 28, 2026, the registrant had 48,880,564 ordinary shares, par value NIS 0.01 per share, outstanding.

UroGen Pharma Ltd.

Trademarks and Trade Names

Unless the context requires otherwise, references in this Quarterly Report to the “Company,” "UroGen," “we,” “us” and “our” refer to UroGen Pharma Ltd. and its subsidiary, UroGen Pharma, Inc.

UroGen®, RTGel®, Jelmyto® and Zusduri® are trademarks of ours that we use in this Quarterly Report. This Quarterly Report also includes trademarks, tradenames, and service marks that are the property of other organizations. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to our trademark and tradenames. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$79,133	$110,745
Marketable securities	28,842	9,711
Restricted cash	1,329	1,350
Accounts receivable, net	88,757	33,082
Inventories	24,589	16,464
Prepaid expenses and other current assets	12,776	14,672
Total current assets	235,426	186,024
Non-current assets:
Property and equipment, net	597	637
Restricted deposit	178	177
Finance lease right-of-use assets	4,818	5,376
Operating lease right-of-use assets	2,810	3,080
Other non-current assets	8,761	5,161
Total assets	$252,590	$200,455
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$39,945	$27,717
Employee related accrued expenses	12,253	13,516
Current liabilities related to finance leases	1,411	1,274
Current liabilities related to operating leases	684	481
Other current liabilities	7,622	3,430
Total current liabilities	61,915	46,418
Non-current liabilities:
Prepaid forward obligation	125,135	127,276
Long-term debt	188,734	122,210
Finance long-term lease liabilities	2,939	3,475
Operating long-term lease liabilities	2,360	2,647
Uncertain tax positions liability	3,903	3,903
Total liabilities	384,986	305,929
Commitments and contingencies (Note 19)
Shareholders' deficit:
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at June 30, 2026 and December 31, 2025; 48,869,530 and 48,350,272 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	135	133
Additional paid-in capital	865,112	854,090
Accumulated deficit	(997,641)	(959,716)
Accumulated other comprehensive income	(2)	19
Total shareholders' deficit	(132,396)	(105,474)
Total liabilities and shareholders' deficit	$252,590	$200,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$72,456	$24,215	$123,415	$44,469
Cost of revenue	6,572	3,550	10,711	5,880
Gross profit	65,884	20,665	112,704	38,589
Operating expenses:
Research and development expenses	17,336	18,914	32,933	38,785
Selling, general and administrative expenses	48,437	43,199	99,923	78,166
Operating income (loss)	111	(41,448)	(20,152)	(78,362)
Financing on prepaid forward obligation	(4,545)	(4,644)	(9,051)	(9,227)
Interest expense on long-term debt	(4,887)	(4,132)	(9,072)	(8,200)
Interest and other income, net	599	1,299	1,207	3,413
Loss before income taxes	(8,722)	(48,925)	(37,068)	(92,376)
Income tax expense	(5,629)	(1,015)	(857)	(1,407)
Net loss	$(14,351)	$(49,940)	$(37,925)	$(93,783)
Statements of comprehensive loss
Net loss	$(14,351)	$(49,940)	$(37,925)	$(93,783)
Other comprehensive loss
Unrealized loss on investments	(10)	(8)	(21)	(50)
Comprehensive loss	$(14,361)	$(49,948)	$(37,946)	$(93,833)
Net loss per ordinary share - basic and diluted	$(0.28)	$(1.05)	$(0.75)	$(1.97)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	50,380,112	47,739,816	50,282,221	47,582,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	shares	Amount	capital	deficit	income (loss)	Total
Balance as of April 1, 2026	48,708,280	$134	$858,895	$(983,290)	$8	$(124,253)
Changes During the Three Months Ended June 30, 2026
Exercise of options into ordinary shares	161,250	1	886			887
Share-based compensation			5,331			5,331
Other comprehensive loss					(10)	(10)
Net loss				(14,351)		(14,351)
Balance as of June 30, 2026	48,869,530	$135	$865,112	$(997,641)	$(2)	$(132,396)

Balance as of April 1, 2025	46,101,785	$126	$803,467	$(850,065)	$14	$(46,458)
Changes During the Three Months Ended June 30, 2025
Exercise of options into ordinary shares	97,349	—	297			297
Share-based compensation			2,733			2,733
Other comprehensive loss					(8)	(8)
Net loss				(49,940)		(49,940)
Balance as of June 30, 2025	46,199,134	$126	$806,497	$(900,005)	$6	$(93,376)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	shares	Amount	capital	deficit	income (loss)	Total
Balance as of January 1, 2026	48,350,272	$133	$854,090	$(959,716)	$19	$(105,474)
Changes During the Six Months Ended June 30, 2026
Exercise of options into ordinary shares	519,258	2	1,064			1,066
Share-based compensation			9,958			9,958
Other comprehensive loss					(21)	(21)
Net loss				(37,925)		(37,925)
Balance as of June 30, 2026	48,869,530	$135	$865,112	$(997,641)	$(2)	$(132,396)

Balance as of January 1, 2025	42,231,746	$115	$797,248	$(806,222)	$56	$(8,803)
Changes During the Six Months Ended June 30, 2025
Exercise of options into ordinary shares	386,274	1	326			327
Share-based compensation			5,802			5,802
Conversion of pre-funded warrants into ordinary shares	3,206,271	9	(6)			3
Issuance of ordinary shares, net of issuance costs	374,843	1	3,127			3,128
Other comprehensive loss					(50)	(50)
Net loss				(93,783)		(93,783)
Balance as of June 30, 2025	46,199,134	$126	$806,497	$(900,005)	$6	$(93,376)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(37,925)	$(93,783)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	153	152
Accrued financing on prepaid forward obligation	2,050	123
Accretion on marketable securities	(250)	(1,640)
Share-based compensation	9,958	5,802
Amortization of discount on long-term debt	1,178	774
Amortization of right-of-use assets	1,167	941
Acquisitions of IPR&D	—	3,128
Changes in operating assets and liabilities:
Inventory	(8,125)	2,099
Accounts receivable, net	(55,675)	653
Prepaid expenses and other current assets	1,896	(3,210)
Other non-current assets	(3,600)	(212)
Accounts payable and accrued expenses	12,228	3,531
Employee related accrued expenses	(1,263)	1,076
Other current liabilities	—	62
Lease liabilities	(113)	(1,344)
Restricted deposit	(1)	(1)
Net cash used in operating activities	(78,322)	(81,849)
Cash Flows From Investing Activities
Purchases of marketable securities	(24,780)	(68,140)
Maturities of marketable securities	5,879	70,768
Purchases of property and equipment	(114)	(185)
Net cash (used in) provided by investing activities	(19,015)	2,443
Cash Flows From Financing Activities
Principal payments on finance leases	(708)	—
Proceeds from exercise of options into ordinary shares	1,066	327
Proceeds from issuance of long-term debt, net	65,346	—
Proceeds from pre-funded warrant issuance, net of issuance costs	—	3
Net cash provided by financing activities	65,704	330
Decrease in Cash and Cash Equivalents	(31,633)	(79,076)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	112,095	173,062
Cash, Cash Equivalents and Restricted Cash at End of Period	$80,462	$93,986
Supplemental Disclosures of Non-Cash Activities
Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$338	$3,358
Acquisitions of IPR&D	$—	$3,128

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

Note 2 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for fair statement of its financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 2, 2026.

The Company has experienced net losses since its inception and had an accumulated deficit of $997.6 million and $959.7 million as of June 30, 2026 and December 31, 2025, respectively. The success of the Company depends on its ability to successfully commercialize its technologies to support its operations and strategic plan.

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

Based on the Company's cash and cash equivalents and marketable securities as of June 30, 2026, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. If the Company is unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, the Company may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that the Company will be able to secure such additional financing on terms that are satisfactory to the Company, in an amount sufficient to meet the Company's needs, or at all. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, reduce or terminate the Company's product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $108.0 million as of June 30, 2026. The Company accounts for its investments, which include cash equivalents and marketable securities, as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) within the condensed consolidated statements of shareholders’ deficit. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with both a private placement transaction and a public offering transaction that are accounted for as a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging.” The pre-funded warrants are exercisable upon original issuance and will not expire until exercised in full. Accordingly, the Company classifies the pre-funded warrants as a component of permanent shareholders’ equity within additional paid-in capital and records them at the applicable issuance date using a relative fair value allocation method. The Company valued the pre-funded warrants at the applicable issuance date, concluding that their sales price approximated their fair value, and allocated the net sales proceeds from the applicable equity transaction proportionately to the ordinary shares and pre-funded warrants.

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

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accounts payable	$15,472	$12,137
Accrued sales reserves	10,137	6,493
Accrued clinical expenses	3,833	2,364
Accrued research and development expenses	726	886
Accrued selling, general and administrative expenses	5,522	3,903
Accrued other expenses	4,255	1,934
Total accounts payable and accrued expenses	$39,945	$27,717

Interest and Other Income, Net

Interest and other income, net consisted of the following for the three and six months ended  June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$946	$1,677	$1,877	$3,881
Other loss, net	(347)	(378)	(670)	(468)
Interest and other income, net	$599	$1,299	$1,207	$3,413

Note 5 – Inventories

Inventories consisted of the following as of  June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials (1)	$11,331	$11,042
Finished goods	16,858	5,422
Total inventories	$28,189	$16,464

(1) $3.6 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at June 30, 2026. These raw materials are not expected to be manufactured and sold within the next 12 months. Changes in non-current inventories are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets. No raw materials were included as other non-current assets on the condensed consolidated balance sheets at  December 31, 2025.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of June 30, 2026 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	June 30,	Identical Assets	Inputs
	2026	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$1,318	$1,318	$—
Marketable securities
U.S. government	25,030	25,030	—
Corporate bonds	3,290	—	3,290
Certificates of deposit	522	—	522
Total marketable securities	28,842	25,030	3,812
Total assets at fair value	$30,160	$26,348	$3,812

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2025 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	December 31,	Identical Assets	Inputs
	2025	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$39,618	$39,618	$—
Marketable securities
Corporate bonds	6,058	—	6,058
Commercial paper	1,695	—	1,695
Certificates of deposit	1,958	—	1,958
Total marketable securities	9,711	—	9,711
Total assets at fair value	$49,329	$39,618	$9,711

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of  June 30, 2026 and December 31, 2025. The Company's investments in corporate bonds, commercial paper and certificates of deposits are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of June 30, 2026 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$1,318	$—	$—	$1,318
Marketable securities:
U.S. government	25,033	—	(3)	25,030
Corporate bonds	3,289	1	—	3,290
Certificates of deposit	522	—	—	522
Total marketable securities	28,844	1	(3)	28,842
Total assets at fair value	$30,162	$1	$(3)	$30,160

The Company classifies its investments as available-for-sale, and they consist entirely of debt securities. As of June 30, 2026, the amortized cost of investments included an immaterial amount of accrued interest. As of June 30, 2026, marketable securities were in a net unrealized loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  June 30, 2026, the aggregate fair value of investments held by the Company in an unrealized loss position was $19.8 million which consisted of three securities. The unrealized loss was primarily driven by minor fluctuations in the fair value of U.S. government securities. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the investments before maturity. As of  June 30, 2026, the Company believes the cost basis for its marketable securities was recoverable in all material aspects and no allowance for credit losses was recognized in the period.

The Company’s investments as of June 30, 2026 mature at various dates through October 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Maturities within one year	$30,160	$49,329
Maturities after one year through three years	—	—
Total investments	$30,160	$49,329

Note 8 – Property and Equipment

Property and equipment consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Laboratory equipment	$504	$504
Computer equipment and software	2,912	2,799
Furniture	612	612
Leasehold improvements	626	626
Manufacturing equipment	683	683
	5,337	5,224
Less: accumulated depreciation and amortization	(4,740)	(4,587)
Property and equipment, net	$597	$637

Depreciation and amortization expense was $0.1 and $0.2 million for the three and six months ended June 30, 2026, respectively and $0.1 and $0.2 million for the three and six months ended June 30, 2025, respectively.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the launch of Jelmyto and the development of Zusduri. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-104, in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the six months ended June 30, 2026 for annual net sales up to $200 million was 13.0%. RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Zusduri and, subject to FDA approval, UGN-103, in an amount equal to: (i) 2.5% of annual net sales up to $200 million, (ii) 1.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 0.5% of annual net sales for annual net sales above $300 million.

In accordance with the prepaid forward agreement, the Company will be required to make payments of amounts owed to RTW each calendar quarter, through and until the quarter in which the aggregate cash payments received by RTW are equal to or greater than $300 million. As of June 30, 2026, the cumulative amounts paid and payable by the Company were $55.1 million. As security for the payment and fulfilment of these amounts throughout the arrangement, the Company has granted RTW a first priority security interest in Jelmyto, Zusduri, UGN-103 and UGN-104, including the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to these products.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2025 and for the six months ended June 30, 2026, in thousands:

Carrying value of prepaid forward obligation as of December 31, 2024	$121,387
Financing on prepaid forward obligation	18,503
Amounts paid and payable (1)	(12,614)
Carrying value of prepaid forward obligation as of December 31, 2025	127,276
Financing on prepaid forward obligation	9,051
Amounts paid and payable (1)	(11,192)
Carrying value of prepaid forward obligation as of June 30, 2026	$125,135

(1) $7.7 million and $3.4 million were classified as the current portion of the prepaid forward obligation and are included within other current liabilities on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively. The remaining $3.5 million of the $11.2 million of Amounts paid and payable as of June 30, 2026 represents the expected decrease in the carrying amount of the prepaid forward obligation over the next 12 months and is included within other current liabilities on the condensed consolidated balance sheets.

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

On March 13, 2024, the Company entered into an amended and restated loan agreement with Pharmakon, which replaced the 2022 Loan Agreement, for an additional third and fourth tranche of senior secured loan (the "2024 Loan Agreement"). The third tranche of $25.0 million was funded in  September 2024. The fourth tranche of $75.0 million became available at the Company's option no later than August 29, 2025, based upon having received FDA approval of a new drug application (“NDA”) for Zusduri by June 30, 2025. The Company elected not to draw down the fourth tranche. Under the 2024 Loan Agreement, prior to the refinancing described in the immediately following paragraph, all outstanding loans accrued interest using a benchmark rate of three-month SOFR plus 7.25% plus an additional adjustment of 0.26161%.

On  February 26, 2026 (the "Closing Date"), the Company entered into a second amended and restated loan agreement with Pharmakon, which replaced the 2024 Loan Agreement, providing for a senior secured term loan facility of up to $250.0 million, consisting of two tranches (the “2026 Loan Agreement”). The first tranche of $200.0 million was advanced on the Closing Date and refinanced the Company's term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million  may, at the Company's option, be requested no later than  June 30, 2027 for funding to occur no later than  August 29, 2027, subject to customary conditions. The term loans mature on the fifth anniversary of the Closing Date.

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

The refinancing of the Company's term loan facility with the 2026 Loan Agreement was accounted for by the Company as a debt modification under ASC 470, as the terms of the new arrangement were not considered substantially different from those of the existing debt. Accordingly, the Company did not recognize a gain or loss on extinguishment, and existing unamortized debt issuance costs associated with the prior term loan were carried forward and continue to be amortized over the term of the modified debt using the effective interest method. The Company incurred financing expenses of $9.7 million related to the first tranche of the 2026 Loan Agreement funded in February 2026, which are recognized as a direct offset to the long-term debt on the Company's condensed consolidated balance sheets. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the condensed consolidated statements of operations as "Interest expense on long-term debt".

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Carrying value of Pharmakon loan as of December 31, 2024	$121,734
Interest expense	15,345
Amounts paid	(14,869)
Carrying value of Pharmakon loan as of December 31, 2025	122,210
Interest expense	2,538
Carrying value of Pharmakon loan as of February 26, 2026	124,748

Modification of Pharmakon loan:
Additional borrowing of Pharmakon loan (2026 Loan Agreement - first tranche), net	75,000
Capitalized costs and discounts	(9,654)
Interest amount paid	(2,211)
Carrying value of Pharmakon loan as of February 27, 2026	187,883
Interest expense	6,534
Amounts paid	(5,683)
Carrying value of Pharmakon loan as of June 30, 2026	$188,734

The aggregate principal maturities of long-term debt as of June 30, 2026 are as follows, in thousands:

Principal Payments
2026	$—
2027	—
2028	—
2029	—
2030	150,000
2031	50,000
Total	$200,000

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases during the periods covered by this report:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, UPL utilized the agreement extension option and extended the rent period for an additional three years until August 2022. In  July 2022, UPL signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025, and, effective as of June 2025, the lease was renewed through September 2028. The Company's remaining contractual obligation under this lease is approximately $0.9 million as of  June 30, 2026.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. In August 2025, the Company signed an additional lease extension for the Princeton office, extending the term of the lease through April 30, 2031. The Company concluded that the lease renewal option in the agreement is not reasonably certain to be exercised. The modification did not result in a separate lease under ASC 842. As a result, the Company remeasured its lease liability and corresponding right-of-use asset using its incremental borrowing rate at the modification date. The Company’s remaining contractual obligation under this lease is approximately $2.9 million as of June 30, 2026.

Finance Leases

•

In  July 2024, UPI entered into a new master lease agreement for vehicles, primarily for use by employees in sales, field services, and roles that require regular travel. Under the terms of the master lease agreement, the Company will lease various vehicles from time to time with an initial lease term of 48 months commencing on the delivery date of the vehicle with an option to continue month-to-month for an unlimited period of time. Lease payments are fixed, with payments due monthly in advance, and include charges for depreciation, maintenance, and other related services. At the end of each lease term, the Company is required to make a terminal rental adjustment based on the difference between the vehicle’s contractual book value and its estimated wholesale value, which  may result in additional payments or refunds. The Company  may also be required to pay additional rent if the vehicle exceeds certain mileage limits or shows abnormal wear and tear during the lease term. The Company’s remaining contractual obligation relating to the leases entered into under this master agreement is approximately $5.3 million as of  June 30, 2026.

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

In the second quarter of 2026, the Company began presenting right-of-use operating lease assets and lease liabilities separately from right-of-use finance lease assets and lease liabilities on the balance sheet and has adjusted the prior period presentation to conform. The Company previously reported all right-of-use assets within the financial statement line item “Right of use assets”, all long-term lease liabilities in the financial statement line item “Long-term lease liabilities”, and all short-term lease liabilities in the financial statement line item “Other current liabilities”.

The components of lease cost for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$440	$302	$867	$519
Interest on lease liabilities	156	126	318	233
Operating lease cost	239	226	477	452
Variable lease cost	113	15	168	28
Total lease cost	$948	$669	$1,830	$1,232

As of June 30, 2026, no impairment losses have been recognized.

Supplemental information related to leases for the six months ended  June 30, 2026 and 2025 is as follows (in thousands, except for lease terms and discount rate amounts):

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$708	$688
Operating cash flows from operating leases	$339	$220
Right-of-use assets obtained in exchange for new finance lease liabilities	$310	$2,045
Weighted-average remaining lease term of finance leases (in years)	2.74	3.58
Weighted-average remaining lease term of operating leases (in years)	4.07	0.78
Weighted-average discount rate of finance leases	13.82%	13.82%
Weighted-average discount rate of operating leases	11.81%	10.23%

As of June 30, 2026, maturities of lease liabilities were as follows (in thousands):

Finance Leases
Years ending December 31,
Remainder of 2026	$963
2027	1,926
2028	1,882
2029	470
2030 and thereafter	22
Total future minimum lease payments	5,263
Less: Interest	(911)
Present value of lease liabilities	$4,351

Operating
Leases
Years ending December 31,
Remainder of 2026	$496
2027	998
2028	909
2029	606
2030	613
2031 and thereafter	206
Total future minimum lease payments	3,828
Less: Interest	(784)
Present value of lease liabilities	$3,044

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Jelmyto	$22,028	$24,215	$43,741	$44,469
Zusduri	50,429	—	79,675	—
Total Revenue	$72,456	$24,215	$123,415	$44,469

All product sales of Jelmyto and Zusduri are recognized through the Company's arrangements with two customers as defined by ASC 606, both of which are third-party national specialty distributors. The Company's largest customer comprised approximately 52% and over 75% of product sales for the three months ended  June 30, 2026 and June 30, 2025, respectively, and approximately 52% and over 80% of product sales for the six months ended June 30, 2026 and June 30, 2025, respectively. The Company's largest customer comprised approximately 34% and 59% of accounts receivable at June 30, 2026 and  December 31, 2025, respectively. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, such as rebates, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug. The Company does not anticipate any Medicare refunds for discarded drug for Zusduri. The Company estimates these elements of variable consideration based on the contractual or statutory terms governing the arrangements and the Company’s historical experience, and constrains the net revenue recognized for product sales to the value that is not probable to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. Reserves for chargebacks and returns are net settled and recognized as contra accounts receivable while the remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for the period ended  June 30, 2026 and 2025 (in thousands):

	Reserves related to government sponsored programs	Medicare refunds for discarded drug reserve	Other reserves	Total accrued sales reserves

Balance as of December 31, 2025	$1,530	$4,022	$3,849	$9,401
Accruals	12,691	1,787	15,441	29,919
Utilizations	(12,354)	—	(11,627)	(23,981)
Balance as of June 30, 2026	$1,867	$5,809	$7,663	$15,339

Balance as of December 31, 2024	$887	$7,729	$1,946	$10,562
Accruals	7,774	2,064	5,765	15,603
Utilizations	(6,924)	(3,809)	(5,437)	(16,170)
Balance as of June 30, 2025	$1,737	$5,984	$2,274	$9,995

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

Note 14 – Acquisitions

On  February 14, 2025 (the “APA Closing Date”), the Company entered into an Asset Purchase Agreement (as amended, the “Agreement”) with IconOVir Bio, Inc. (“IconOVir”), pursuant to which the Company purchased and acquired certain assets of IconOVir (the “Transferred Assets”), including the product candidate ICVB-1042 and certain contracts, intellectual property rights, regulatory applications, submissions and registrations, and data and other rights related thereto, and assumed certain liabilities and obligations of IconOVir arising under certain contracts of IconOVir acquired by the Company.

As consideration for the Transferred Assets and subject to the terms and conditions of the Agreement, on the APA Closing Date, the Company (i) issued 374,843 ordinary shares of the Company (the “Company Shares”) to IconOVir, which represented a purchase price of $4.0 million divided by the volume-weighted average closing price of the Company Shares on The Nasdaq Stock Market over the 30 consecutive trading days ending on (and including) the trading day immediately prior to the APA Closing Date, (ii) agreed to pay IconOVir a one-time payment of $15.0 million in cash upon the achievement of a cumulative aggregate worldwide net sales milestone for all products, including combination products, that incorporate or comprise ICVB-1042 (“ICVB Products”), (iii) agreed to pay IconOVir a low, single-digit percentage royalty, on an ICVB Product-by-ICVB Product basis, on the annual, worldwide net sales of such ICVB Product during the royalty term, subject to certain reductions as set forth in the Agreement, and (iv) agreed to assume certain immaterial liabilities arising under certain acquired contracts ((i), (ii), (iii), and (iv) collectively, the “Purchase Price”).

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

Note 15 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of June 30, 2026 and December 31, 2025. The Company had 48.9 million and 48.4 million ordinary shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since the Company's inception, the Board has not declared any dividends.

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

In  November 2025, the Company amended the ATM Sales Agreement to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). Following the amendment, during the fourth quarter of 2025, the Company sold 1,370,962 ordinary shares pursuant to the ATM Prospectus for net proceeds to the Company of approximately $31.8 million after deducting sales commissions to TD Cowen of up to 3%. As of June 30, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

On  December 20, 2023, the Company issued 1,599,733 ordinary shares through a cashless exercise of 1,599,840 pre-funded warrants for the purchase of ordinary shares of the Company. On  January 24, 2025, the Company issued 3,206,271 ordinary shares upon exercise of 3,206,271 pre-funded warrants for the purchase of ordinary shares of the Company. As of  June 30, 2026, 472,665 pre-funded warrants from the Purchase Agreement remain outstanding.

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Fred Cohen, M.D., purchased 1,572,327 of the Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen was a director of the Company and the Chair and Chief Investment Officer of Monograph at the time of purchase.

Underwritten Public Offering

On  June 17, 2024, the Company entered into an underwriting agreement with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on  June 20, 2024. The gross proceeds to the Company from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and offering expenses paid by the Company of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants  may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. As of June 30, 2026, all 1,142,857 pre-funded warrants remain outstanding. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On  July 18, 2024, the Company completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds to the Company of $16.1 million before deducting underwriting discounts and commissions and offering expenses paid by the Company of $1.0 million.

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

The maximum number of ordinary shares that was initially authorized for issuance under the 2017 Plan was 1,400,000. On  January 1, 2018, the share reserve increased by 250,167 shares to a total share reserve of 1,650,167 shares. On  October 12, 2018, the Company increased the number of ordinary shares authorized for issuance under the 2017 Plan by 1,900,000 shares to a total share reserve of 3,550,167 shares. On  June 8, 2020, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 3,950,167 shares. On  June 7, 2021, the Company’s shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 4,350,167 shares. On  June 8, 2022, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 400,000 shares to a total share reserve of 4,750,167 shares. On  September 7, 2023, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 450,000 shares to a total share reserve of 5,200,167 shares. On  August 6, 2024, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 800,000 shares to a total share reserve of 6,000,167 shares. On  August 26, 2025, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 2,750,000 shares to a total share reserve of 8,750,167 shares. On June 22, 2026, the Company's shareholders approved an increase to the number of ordinary shares authorized for issuance under the 2017 Plan by 1,000,000 shares to a total share reserve of 9,750,167 shares.

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

As of  June 30, 2026, 5,328,864 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 2,926,039 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development expenses	$934	$448	$1,703	$1,050
Selling, general and administrative expenses	4,397	2,285	8,255	4,752
Total share-based compensation expense	$5,331	$2,733	$9,958	$5,802

The total unrecognized compensation cost of options, RSUs and PSUs at June 30, 2026 is $39.0 million with a weighted average recognition period of 2.03 years.

Note 17 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of June 30, 2026, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax losses for the years ended 2025, 2024 and 2023, and for the six months ended June 30, 2026. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future and will adjust the valuation allowance as needed.

The Company has a liability for uncertain tax positions of $3.9 million as of June 30, 2026, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of June 30, 2026, the Company’s liability for uncertain tax positions includes $2.1 million of accrued interest and penalties.

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

Note 18 – Related Parties

See Note 14 for discussion related to an asset purchase in  February 2025 which involved a related party. There were no further related party transactions during the six months ended June 30, 2026 or 2025.

Note 19 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2026 and December 31, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

On  April 2, 2024, the Company filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc. (together with Teva Pharmaceuticals, Inc., “Teva”), and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 in response to Teva’s submission of an Abbreviated New Drug Application to the FDA seeking approval to manufacture, use, or sell a generic version of Jelmyto in the United States prior to the expiration of such patents. The Company sought a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiration of such patents. By written stipulation dated  June 11, 2024, Teva Pharmaceutical Industries, Ltd. was dismissed from the action.

On June 2, 2026, the Company entered into a settlement and license agreement (the “Agreement”) with Teva, resolving this litigation. Under the Agreement, the Company has agreed to grant Teva a non-exclusive license to sell its generic version of Jelmyto beginning on  September 15, 2030, if approved by the FDA, unless certain limited circumstances customarily included in these types of agreements occur.

On June 3, 2026, the court granted the parties' Stipulated Dismissal Order, dismissing and closing the civil action. As required by law, the parties submitted the Agreement to the U.S. Federal Trade Commission and U.S. Department of Justice for review.

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

Information about significant segment expenses regularly provided to the CODM is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses
R&D project materials & services	$11,446	$13,318	$21,151	$24,710
Acquisitions of IPR&D	—	—	—	3,128
Employee compensation	4,767	4,744	9,511	9,125
Rent, office, utilities & technology	865	734	1,800	1,590
Other expenses	258	118	471	232
Total research and development expenses	$17,336	$18,914	$32,933	$38,785

Selling, general and administrative expenses
Employee compensation	$25,380	$19,563	$51,488	$37,691
Commercial & medical affairs services	11,667	10,873	21,603	19,071
Professional services	3,687	3,576	11,212	6,348
Travel, meetings & conferences	3,838	5,629	8,900	9,274
Rent, office, utilities & technology	1,510	1,193	3,034	2,328
Other expenses (1)	2,355	2,365	3,686	3,454
Total selling, general and administrative expenses	$48,437	$43,199	$99,923	$78,166

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

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, which consists of the kidneys and ureters. In the United States, there are approximately 6,000 to 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. Prior to Jelmyto, the standard of care included endoscopic resection(s) and radical nephroureterectomy (“RNU”), the latter which involves the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery. We are focused on changing the way urothelial cancers are treated, an area in which there has been no significant advancements in recent years. Jelmyto is the first drug therapy of its kind, providing an alternative to endoscopic resection(s) and/or RNU.

The FDA approval was based on results from our Phase 3 trial showing Jelmyto achieved clinically significant disease eradication in adults with low-grade UTUC. Findings from the final study results include:

•	Complete response (“CR”) rate (primary endpoint) of 58% (41/71) in the intent-to-treat population and in the sub-population of patients who were deemed not capable of surgical removal at diagnosis.

•	At the 12-month assessment of durability, 23 of 41 total patients remained in CR, eight patients experienced recurrence of disease and ten patients were unable to be evaluated.

•	Durability of response ("DOR") was estimated to be 81.8% at 12 months by Kaplan-Meier analysis. The median duration of response was not reached.

•

The most commonly reported adverse events (≥ 20%) were ureteric obstruction, flank pain, urinary tract infection, hematuria, abdominal pain, fatigue, renal dysfunction, nausea, dysuria and vomiting. Most adverse events were mild to moderate and manageable. No treatment-related deaths occurred.

In February 2025, we presented additional new data from the long-term follow-up study to UroGen’s Phase 3 Olympus trial. Among patients from the trial who achieved a CR after primary chemoablation with Jelmyto (n=41, 20 of whom entered the long-term follow-up study), the median duration of response was 47.8 months (median follow-up 28.1 months [95% CI 13.1, 57.5]). The study results were published in the March 2025 issue of The Journal of Urology.

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

On July 27, 2023, we announced topline data from our Phase 3 trials, ATLAS and ENVISION. In the ATLAS trial, Zusduri, with or without TURBT, met its primary endpoint of disease-free survival, reducing risk of recurrence, progression, or death by 55% compared to TURBT alone. Results of the ATLAS trial also showed a 64.8% CR rate at three months for patients who only received Zusduri, compared to a 63.6% CR rate at three months for patients who only received a TURBT. The ENVISION trial met its primary endpoint by demonstrating that patients treated with Zusduri had a 79.6% rate of CR at three-months following the initial instillation. In both trials, the safety profile of Zusduri was acceptable, and comparable to that observed in previous clinical trials of Zusduri.

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

In March 2025, we announced 18-month DOR data from the Phase 3 ENVISION trial. The 18-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri remained consistent with the 12-month DOR data: 80.6% (95% CI, 74.0%, 85.7%) at 18-months (n=101) compared to 82.5% (76.1%, 87.3%) at 12-months (n=146). Median follow-up time was 18.7 months after the three-month CR. In August 2025, we announced 24-month DOR data from the Phase 3 ENVISION trial. The 24-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri was 72.2% (95% CI, 64.1%, 78.8%). Median follow-up time was 23.7 months after the three-month CR. The median duration of response had not yet been reached. In May 2026, we announced 36-month DOR data from the Phase 3 ENVISION trial. The 36-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri was 64.5% (95% CI, 54.6%, 72.8%). Median follow-up time was 35.5 months after the three-month CR, and the median duration of response had not been reached.

Additionally, in July 2025 we announced outcomes from the five-year long-term extension study of the single-arm, Phase 2b OPTIMA II study. Among the 41 patients who achieved CR at three months post-treatment with Zusduri in the OPTIMA II trial, 25 remained in CR at 12 months and 17 entered the long-term follow-up study. For the 41 patients achieving CR at three months, the median Kaplan-Meier estimate of duration of response was 24.2 months (95% CI 9.7, 42.1) with a median follow-up of 35.8 months. For the 17 patients in the long-term follow-up study, the median duration of response was 42.1 months by Kaplan-Meier estimate (95% CI: 24.2, NE), with a median follow-up of 50.4 months. Results of the long-term extension study were published online in the Journal of Clinical Genitourinary Cancer in July 2025.

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

In July 2026, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office for a new U.S. patent covering methods of treating recurrent low-grade intermediate risk NMIBC without TURBT, supported by data from the ENVISION and ATLAS clinical trials. Once issued, the patent is expected to provide protection into July 2044, further strengthening the intellectual property supporting Zusduri and UGN-103, if approved, and reinforcing the long-term commercial opportunity for both products.

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

In April 2024, we announced that the FDA accepted our Investigational New Drug Application (“IND”) for UGN-103 and we initiated our Phase 3 UTOPIA trial, a single-arm, multicenter study evaluating the efficacy and safety of UGN-103 in patients with recurrent low-grade intermediate risk NMIBC. In October 2024, we announced the first patient dosed in the UTOPIA trial, and in July 2025, we announced the completion of patient enrollment with 99 patients enrolled across multiple centers globally. Patients in the UTOPIA trial received 75 mg of mitomycin via intravesical instillation once a week for six weeks. Efficacy was assessed by the CR rate at the three-month visit. Patients who had a CR at the three-month visit, defined as having no detectable disease in the bladder, entered the follow-up period of the study. Patients will remain on study until disease recurrence, disease progression, death, or the last patient completes 12 months of follow-up (i.e., 15 months after the first instillation), whichever occurs first. A long-term follow up study will also be conducted following patients remaining in CR for up to five years after achieving CR at three months. In November 2025, we reported a three-month CR rate of 77.8% (95% CI, 68.3%, 85.5%), and in May 2026 reported six-month DOR by Kaplan-Meier estimate of 94.5% (95% CI: 86.1%, 97.9%), consistent with results from the ENVISION clinical trial. The FDA agreed with the regulatory plan to submit an NDA based on the data from our Phase 3 UTOPIA trial to support potential approval of UGN-103. We remain on track to submit an NDA for UGN-103 in the third quarter of 2026, with potential FDA approval in 2027.

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

In February 2025, we acquired ICVB-1042 (now known as UGN-501). UGN-501 is a potent and fast-replicating investigational next generation oncolytic virus being developed as a locally administered cancer treatment. Nonclinical data to date support the potential of UGN-501 to be a best-in-class oncolytic virus, with cytotoxic activity observed across a panel of bladder cancer cell lines representing a broad range of tumor stages and grades. In July 2026, we announced that the FDA had cleared our IND for UGN-501, enabling the initiation of a Phase 1 clinical trial in patients with NMIBC. The Phase 1 trial will initially evaluate aqueous intravesical administration of UGN-501, and we plan to subsequently evaluate delivery using our proprietary RTGel technology, which may enable prolonged dwell time and enhanced local activity. The initial focus is bladder cancer with the potential to expand into additional tumor types beyond the genitourinary system. The Phase 1 study is expected to begin in the fourth quarter of 2026 and will evaluate the safety, tolerability, and feasibility of intravesical administration of UGN-501.

UGN-301 (zalifrelimab) intravesical solution

Our immuno-uro-oncology pipeline previously included UGN-301, an anti-CTLA-4 monoclonal antibody, which we studied as a combination therapy with multiple agents. UGN-301 was delivered using our proprietary RTGel technology, which has been designed to significantly improve the effectiveness of certain intravesical therapies.

In March 2022, we announced FDA clearance of our IND to begin a novel Phase 1 clinical trial of UGN-301 in patients with recurrent NMIBC. The multi-arm Phase 1 study, which was expected to support the development of UGN-301 in high-grade NMIBC, was initiated in April 2022 and enrollment in the study was completed. Safety and dosing data from the first arm evaluating UGN-301 as monotherapy were presented in late 2024.

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

While the Phase 1 clinical trial of UGN-301 confirmed proof of concept for our proprietary RTGel technology as a viable platform for local delivery of complex immunotherapies, UGN-301’s overall clinical profile did not meet our internal benchmarks for advancement to Phase 2. The program achieved key proof of concept objectives, including sustained bladder exposure with minimal systemic absorption and an acceptable safety and tolerability profile, demonstrating the ability to mitigate CTLA-4–related toxicities, and encouraging efficacy signals. These findings further reinforce the versatility and potential of RTGel technology to enable localized delivery of immunotherapy candidates. We do not expect to incur significant additional costs related to this program going forward.

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

IconOVir Agreement

On February 14, 2025 (the “APA Closing Date”), we entered into an asset purchase agreement (the “IconOVir Agreement”) with IconOVir Bio, Inc. (“IconOVir”), pursuant to which we purchased and acquired certain assets of IconOVir (the “Transferred Assets”), including UGN-501 (formerly ICVB-1042) and certain contracts, intellectual property rights, regulatory applications, submissions and registrations, and data and other rights related thereto, and assumed certain liabilities and obligations of IconOVir arising under certain contracts of IconOVir acquired by us.

As consideration for the Transferred Assets and subject to the terms and conditions of the IconOVir Agreement, we (i) issued 374,843 of our ordinary shares to IconOVir, which represented a purchase price of $4.0 million divided by the volume-weighted average closing price of our ordinary shares on The Nasdaq Stock Market over the 30 consecutive trading days ending on (and including) the trading day immediately prior to the APA Closing Date, (ii) agreed to pay IconOVir a one-time payment of $15.0 million in cash upon the achievement of a cumulative aggregate worldwide net sales milestone for all products, including combination products, that incorporate or comprise ICVB-1042 (“ICVB Products”), (iii) agreed to pay IconOVir a low, single-digit percentage royalty, on an ICVB Product-by-ICVB Product basis, on the annual, worldwide net sales of such ICVB Product during the royalty term, subject to certain reductions as set forth in the IconOVir Agreement, and (iv) agreed to assume certain immaterial liabilities arising under certain acquired contracts.

Pursuant to the IconOVir Agreement, from the APA Closing Date until the earlier of the 10th anniversary of the APA Closing Date and the first commercial sale of any ICVB Product in any jurisdiction, we agreed to use commercially reasonable efforts to develop and commercialize one ICVB Product. The IconOVir Agreement contains customary representations, warranties and covenants of the parties and also provides for customary indemnification rights of us and IconOVir related to breaches of certain representations, warranties and covenants of the other party and certain assumed liabilities or excluded liabilities and excluded assets, as applicable.

Components of Operating Results

Revenue

During the three and six months ended June 30, 2026, we recognized $72.5 million and $123.4 million of revenue, respectively, from sales of our products.

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

The following table provides a breakout of expenses by major cost type:

	Six Months Ended June 30,
(in thousands)	2026	2025
Personnel, facility and equipment, and other overhead costs	$10,185	$9,731
Clinical and other development costs	22,748	29,054
Total	$32,933	$38,785

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

Our future research and development expenses will depend on the clinical success of our product candidates. As we continue to focus on advancing our product candidates, we expect research and development expenses to continue to be significant.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Revenue	$72,456	$24,215	$48,241
Cost of revenue	6,572	3,550	3,022
Gross profit	65,884	20,665	45,219
Operating expenses:
Research and development	17,336	18,914	(1,578)
Selling and marketing	32,918	27,859	5,059
General and administrative	15,519	15,340	179
Total operating expenses	65,773	62,113	3,660
Operating income (loss)	111	(41,448)	41,559
Financing on prepaid forward obligation	(4,545)	(4,644)	99
Interest expense on long-term debt	(4,887)	(4,132)	(755)
Interest and other income, net	599	1,299	(700)
Loss before income taxes	(8,722)	(48,925)	40,203
Income tax expense	(5,629)	(1,015)	(4,614)
Net loss	$(14,351)	$(49,940)	$35,589

Revenue

Revenue was $72.5 million and $24.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase in revenue of $48.3 million primarily reflects the volume of sales of Zusduri, which was launched late in the second quarter of 2025.

Cost of Revenue

Cost of revenue was $6.6 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively. The increase in cost of revenue of $3.0 million is primarily attributable to increased sales volumes, partially offset given that in periods prior to receiving FDA approval for Zusduri, we recognized inventory and related costs associated with the manufacture of Zusduri as research and development expenses. We expect this to continue to favorably impact cost of revenue into early 2027 as we deplete Zusduri inventories that we expensed prior to receiving FDA approval.

Research and Development Expenses

Research and development expenses were $17.3 million and $18.9 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in research and development expenses of $1.6 million is primarily attributable to costs related to manufacturing of Zusduri which were recognized as research and development expenses prior to receiving FDA approval in June 2025.

Selling and Marketing Expenses

Selling and marketing expenses were $32.9 million and $27.9 million for the three months ended June 30, 2026 and 2025, respectively. The increase in selling and marketing expenses of $5.0 million is primarily attributable to Zusduri commercial activities, including expansion of the sales force and higher brand marketing expenses, as well as an increase in overall commercial operation costs.

General and Administrative Expenses

General and administrative expenses were $15.5 million and $15.3 million for the three months ended June 30, 2026 and 2025, respectively. The increase in general and administrative expenses of $0.2 million is primarily attributable to slightly higher spending on third-party advisory services.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $4.5 million and $4.6 million for the three months ended June 30, 2026 and 2025, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $0.1 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $4.9 million and $4.1 million for the three months ended June 30, 2026 and 2025, respectively. The increase in interest expense was primarily attributable to the additional borrowings of $75.0 million in connection with the Pharmakon refinancing of long-term debt in 2026, partially offset by a lower interest rate.

Interest and Other Income, Net

Interest and other income, net was $0.6 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in interest and other income, net was primarily due to lower cash and investment balances.

Comparison of the six months ended June 30, 2026 and 2025

The following table sets forth our results of operations for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Revenue	$123,415	$44,469	$78,946
Cost of revenue	10,711	5,880	4,831
Gross profit	112,704	38,589	74,115
Operating expenses:
Research and development	32,933	38,785	(5,852)
Selling and marketing	65,053	49,981	15,072
General and administrative	34,870	28,185	6,685
Total operating expenses	132,856	116,951	15,905
Operating loss	(20,152)	(78,362)	58,210
Financing on prepaid forward obligation	(9,051)	(9,227)	176
Interest expense on long-term debt	(9,072)	(8,200)	(872)
Interest and other income, net	1,207	3,413	(2,206)
Loss before income taxes	(37,068)	(92,376)	55,308
Income tax expense	(857)	(1,407)	550
Net loss	$(37,925)	$(93,783)	$55,858

Revenue

Revenue was $123.4 million and $44.5 million for the six months ended June 30, 2026 and 2025, respectively. The increase in revenue of $78.9 million primarily reflects the volume of sales of Zusduri, which was launched late in the second quarter of 2025.

Cost of Revenue

Cost of revenue was $10.7 million and $5.9 million for the six months ended June 30, 2026 and 2025, respectively. The increase in cost of revenue of $4.8 million is primarily attributable to increased sales volumes, partially offset given that in periods prior to receiving FDA approval for Zusduri, we recognized inventory and related costs associated with the manufacture of Zusduri as research and development expenses. We expect this to continue to favorably impact cost of revenue into early 2027 as we deplete Zusduri inventories that we expensed prior to receiving FDA approval.

Research and Development Expenses

Research and development expenses were $32.9 million and $38.8 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in research and development expenses of $5.9 million is primarily attributable to the acquisition of UGN-501 in the first quarter of 2025, as well as the costs related to manufacturing of Zusduri which were recognized as research and development expenses in the first quarter of 2025 prior to receiving FDA approval in June 2025.

Selling and Marketing Expenses

Selling and marketing expenses were $65.1 million and $50.0 million for the six months ended June 30, 2026 and 2025, respectively. The increase in selling and marketing expenses of $15.1 million is primarily attributable to Zusduri commercial activities, including expansion of the sales force and higher brand marketing expenses, as well as an increase in overall commercial operation costs.

General and Administrative Expenses

General and administrative expenses were $34.9 million and $28.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase in general and administrative expenses of $6.7 million is primarily attributable to higher compensation expenses, increased spending on third-party advisory services, including fees recognized in the first quarter of 2026 associated with the debt refinancing.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $9.1 million and $9.2 million for the six months ended June 30, 2026 and 2025, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $0.1 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $9.1 million and $8.2 million for the six months ended June 30, 2026 and 2025, respectively. The increase in interest expense was primarily attributable to the additional borrowings of $75.0 million in the first quarter of 2026 in connection with the Pharmakon refinancing of long-term debt, partially offset by a lower interest rate.

Interest and Other Income, Net

Interest and other income, net was $1.2 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in interest and other income, net was primarily due to lower cash and investment balances.

Liquidity and Capital Resources

As of June 30, 2026, we had $108.0 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through June 30, 2026, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon, and product sales.

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

In November 2025, we amended the ATM Sales Agreement to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). Following the amendment, during the fourth quarter of 2025, we sold 1,370,962 ordinary shares pursuant to the ATM Prospectus for net proceeds to us of approximately $31.8 million after deducting sales commissions to TD Cowen of up to 3%. As of June 30, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon, which replaced the 2022 Loan Agreement, for an additional third and fourth tranche of senior secured loan (the "2024 Loan Agreement"). The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and could have been drawn at our option no later than August 29, 2025, subject to the satisfaction of customary bringdown conditions and deliverables. We elected not to draw down the fourth tranche. Under the 2024 Loan Agreement, prior to the refinancing described in the immediately following paragraph, all outstanding loans accrued interest using a benchmark rate of three-month SOFR plus 7.25% plus an additional adjustment of 0.26161%.

On February 26, 2026 (the "Closing Date"), we entered into a second amended and restated loan agreement with Pharmakon, which replaced the 2024 Loan Agreement, providing for a senior secured term loan facility of up to $250.0 million, consisting of two tranches (the "2026 Loan Agreement"). The first tranche of $200.0 million was advanced on the Closing Date and refinanced our term loan facility under the 2024 Loan Agreement which had $125.0 million of outstanding principal, with the remaining proceeds available for general corporate purposes and working capital. The second tranche of $50.0 million may, at our option, be requested no later than June 30, 2027 for funding to occur no later than August 29, 2027, subject to customary conditions. The term loans mature on the fifth anniversary of the Closing Date.

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

We have incurred losses since our inception and negative cash flows from our operations, and as of June 30, 2026, we had an accumulated deficit of $997.6 million. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to produce cash inflows from Jelmyto and Zusduri product sales, the rate of physician and patient adoption of Zusduri and our ability to raise additional capital to fund our operations in the future. Based on our cash and cash equivalents and marketable securities as of June 30, 2026, together with management’s cash flow projections, we believe we have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report. If we are unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, we may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

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

The total obligation for future minimum lease payments under our operating and finance leases are $3.8 million and $5.3 million, respectively, as of June 30, 2026. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(78,322)	$(81,849)
Investing activities	(19,015)	2,443
Financing activities	65,704	330
Net change in cash and cash equivalents	$(31,633)	$(79,076)

Operating Activities

Net cash used in operating activities was $78.3 million during the six months ended June 30, 2026, compared to $81.8 million during the six months ended June 30, 2025. The $3.5 million decrease was attributable primarily to a lower net loss in 2026 as compared to 2025, as well as timing of payments and accruals, partially offset by the timing of collections of accounts receivable and inventory purchases.

Investing Activities

Net cash used in investing activities was $19.0 million during the six months ended June 30, 2026, compared to cash provided by investing activities of $2.4 million during the six months ended June 30, 2025. The net change of $21.4 million primarily reflects reinvestments in marketable securities in the six months ended June 30, 2026 as compared to 2025.

Financing Activities

Net cash provided by financing activities was $65.7 million during the six months ended June 30, 2026, compared to $0.3 million during the six months ended June 30, 2025. The increase of $65.4 million is primarily attributable to proceeds from the 2026 Loan Agreement with Pharmakon in the first quarter of 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of June 30, 2026, we had $108.0 million in cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on June 30, 2026, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2026 or 2025.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in New Israeli Shekels ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar depreciated against the NIS during 2025 by approximately 12.5%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the six months ended June 30, 2026, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings.

On April 2, 2024, we filed a lawsuit in the U.S. District Court for the District of Delaware against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc. (together with Teva Pharmaceuticals, Inc., "Teva"), and Teva Pharmaceutical Industries, Ltd., alleging infringement of U.S. Patent Numbers 9,040,074 and 9,950,069 in response to Teva’s submission of an Abbreviated New Drug Application (“ANDA”) to the FDA seeking approval to manufacture, use, or sell a generic version of Jelmyto in the United States prior to the expiration of such patents. We sought a permanent injunction preventing U.S. market entry of Teva’s generic product prior to the expiration of such patents. By written stipulation dated June 11, 2024, Teva Pharmaceutical Industries, Ltd. was dismissed from the action.

On June 2, 2026, we entered into a settlement and license agreement (the “Agreement”) with Teva, resolving this litigation. Under the Agreement, we have agreed to grant Teva a non-exclusive license to sell its generic version of Jelmyto beginning on September 15, 2030, if approved by the FDA, unless certain limited circumstances customarily included in these types of agreements occur.

On June 3, 2026, the court granted the parties’ Stipulated Dismissal Order, dismissing and closing the civil action. As required by law, the parties submitted the Agreement to the U.S. Federal Trade Commission and U.S. Department of Justice for review.

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

•

We have incurred significant losses and negative cash flows since our inception and may not generate positive or sufficient cash flows from operations in the future, which may have an adverse impact on our working capital, total assets, stockholders’ equity and our ability to service our indebtedness and commitments.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses and negative cash flows since our inception and may not generate positive or sufficient cash flows from operations in the future, which may have an adverse impact on our working capital, total assets, stockholders’ equity and our ability to service our indebtedness and commitments.*

We are not profitable and have incurred net losses in each period since we commenced operations in 2004, including net losses of $153.5 million and $126.9 million for the years ended December 31, 2025 and 2024, respectively. As of June 30, 2026, we had an accumulated deficit of $997.6 million. Our ability to ultimately achieve and sustain recurring revenues and profitability is dependent upon our ability to successfully commercialize our products and complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our product candidates, if approved.

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

We may require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our commercial products Jelmyto and Zusduri. As of June 30, 2026, we had cash and cash equivalents and marketable securities of $108.0 million. To fund our operations, develop our product candidates and commercialize Jelmyto and Zusduri, we have relied primarily on equity and debt financings and revenue generated from sales of our approved products.

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

In November 2025, we amended the ATM Sales Agreement to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). As of June 30, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

On March 13, 2024, we entered into an amended and restated loan agreement with Pharmakon, which replaced the 2022 Loan Agreement, for an additional third and fourth tranche of senior secured loan (the "2024 Loan Agreement"). The third tranche of $25.0 million was funded in September 2024. The fourth tranche of $75.0 million became available upon our receipt of FDA approval of our NDA for Zusduri and could have been drawn at our option no later than August 29, 2025, subject to the satisfaction of customary bringdown conditions and deliverables. We elected not to draw down the fourth tranche.

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

The market opportunities for Jelmyto, Zusduri and our product candidates may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed and may be small.*

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We believe Zusduri may provide an alternative to surgery as the standard of care for adults with recurrent low-grade intermediate risk NMIBC. However, the market opportunity for Zusduri may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed. Our other or future product candidates, including UGN-103, UGN-104 and UGN-501, may face similar risks.

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

We currently rely on third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto and Zusduri for commercial use, and to produce UGN-103, UGN-104 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-103, UGN-104 and UGN-501, if approved, or for any approved products that include UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, Zusduri, UGN-103, UGN-104 or UGN-501, or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third-party subcontractors and suppliers for compounds and components necessary to produce Jelmyto and Zusduri for commercial use and UGN-103, UGN-104 and UGN-501 for our nonclinical studies and clinical trials, and expect to rely on third-party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on one or two third-party suppliers for (i) the mitomycin API for Jelmyto, Zusduri, UGN-103 and UGN-104; (ii) the bulk mitomycin contained in Jelmyto and Zusduri; (iii) the hydrogel contained in Jelmyto and Zusduri; and (iv) the lyophilized mitomycin contained in UGN-103 and UGN-104. Because there are a limited number of suppliers for the raw materials that we use to manufacture our products and product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto and Zusduri for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and Zusduri or any other approved products. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to purchase these raw materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto and Zusduri or any other approved products.

Pursuant to our April 2026 supply agreement with TAPI NL B.V. ("TAPI"), we agreed to purchase from TAPI a specified, significant percentage of our commercial requirements for the mitomycin needed for our commercial products. If TAPI is unwilling or unable to supply us with our commercial requirements for mitomycin on a timely basis, we may source a qualified alternative mitomycin material from a third-party supplier for the affected shortfall quantities, subject to certain limitations set forth in the agreement. However, TAPI is currently our sole supplier of the mitomycin in our two commercial products, and there is substantial uncertainty as to whether we would be able to source qualified alternative mitomycin material from a third-party supplier on a timely basis. Accordingly, we are heavily dependent on TAPI for our commercial mitomycin requirements.

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

Failure to obtain marketing approval in international jurisdictions would prevent our U.S. approved products, Jelmyto and Zusduri, and our product candidates from being marketed abroad.*

In order to market and sell our products in the European Union and other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. Regulatory approval processes outside the United States generally include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be commercialized in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to submit for marketing approvals and may not receive the necessary approvals to commercialize our product candidates in any particular market. Even though Jelmyto is approved for marketing in Israel, there can be no assurance that it will achieve the broad degree of physician adoption and use, reimbursement and market acceptance necessary for commercial success.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of June 30, 2026, we had 300 employees, of whom 40 are based in Israel and 260 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our products and product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

If our information technology systems or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; a material disruption of our drug development program; compromise of sensitive information related to our business; harm to our reputation; triggering of breach notification obligations; inability to access critical information; disruptions of our business operations; loss of revenue or profits; loss of customers or sales and legal liability or other adverse effects to our business.*

In the ordinary course of our business, we, and the third parties with whom we work, process proprietary, confidential and sensitive information, including personal data (such as health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties (collectively, "Sensitive Information").

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

Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. For example, we have operations and third parties with whom we work to support our business located in regions experiencing (or expected to experience) geopolitical or other conflicts, including in the Middle East, where businesses have experienced an increase in cyberattacks since the start of the Israel-Hamas conflict in October 2023.

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

We seek patent protection for our approved products, product candidates, and proprietary technologies. We rely on a broad collection of intellectual property comprised of owned, co-owned, and in-licensed patents, patent applications, trade secrets, know-how, and trademarks. covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we have listed three patents for Jelmyto and three patents for Zusduri in the FDA’s Orange Book, all of which are set to expire in January 2031. We also own, co-own or exclusively license patents and pending patent applications relating to UGN-103, UGN-104, and UGN-501, including rights directed to pharmaceutical compositions, formulations, and methods of use. Across our owned, co-owned, and exclusively licensed portfolio, we have approximately 165 granted patents and 59 pending patent applications worldwide. Our issued patents are set to expire between 2030 and 2044, and our pending applications, if issued, are expected to expire between 2031 and 2046.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for Jelmyto, Zusduri or our product candidates, we may be open to competition from generic versions thereof. For example, we received a Paragraph IV Certification Notice Letter from Teva in February 2024, providing notification that Teva submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. See Part II, Item 1. “Legal Proceedings” for additional discussion. If we are unable to maintain patent protection for Jelmyto or Zusduri, they will be subject to immediate competition from generic entrants after regulatory exclusivity expires for Jelmyto in April 2027 and Zusduri in June 2028. Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

A number of our patents and patent applications are entitled to effective filing dates prior to March 16, 2013. For U.S. patent applications in which patent claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party, for example a competitor, or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by those patent claims. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our participation in an interference proceeding may fail and, even if successful, may result in substantial costs and distract our management.

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

If we are unable to protect our trademarks from infringement, our business prospects may be harmed.*

We filed applications for trademarks (Jelmyto®, RTGel®, Zusduri® and UroGen®) that identify our branding elements, such as Jelmyto and Zusduri and our unique technology in the United States, Europe, Israel, Japan and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

Drug manufacturers may develop, seek approval for, and launch generic versions of our products. For example, we received a Paragraph IV Certification Notice Letter from Teva in February 2024, providing notification to us that Teva submitted an ANDA to the FDA seeking approval to manufacture, use, or sell a generic version of Jelmyto. See Part II, Item 1. “Legal Proceedings” for additional discussion.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by establishing Most-Favored-Nation pricing for pharmaceutical products and launching an online clearinghouse (“TrumpRx”) for patients to purchase certain products from manufacturers on a cash pay basis; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. If healthcare policies or reforms intended to curb healthcare costs are adopted, or if we experience negative publicity with respect to the pricing of our products or the pricing of pharmaceutical drugs generally, the prices that we charge for any approved products may be limited, our commercial opportunity may be limited and/or our revenues from sales of our products may be negatively impacted.

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

Although the FDA has granted Orphan Drug Designation to Jelmyto for treatment of UTUC, we may not receive Orphan Drug Designation for any of our product candidates. If our competitors are able to obtain orphan drug exclusivity for their products that are the same or similar to our product candidates before our drug candidates are approved, we may not be able to have competing product candidates approved by the FDA for a significant period of time. Any delay in our ability to bring our product candidates to market would negatively impact our business, revenue, cash flows and operations.

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

Jelmyto has been granted Orphan Drug Designation for the treatment of UTUC in the United States. Even if we obtain Orphan Drug Designation for our other product candidates, we may not be the first to obtain regulatory approval for any particular orphan indication due to the uncertainties associated with developing biotechnology products. Further, even if we obtain Orphan Drug Designation for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for the same indication, approval of our product candidate would be blocked during the period of marketing exclusivity unless we could demonstrate that our product candidate is clinically superior to the approved product. Conversely, even if we are granted orphan exclusivity, a competitor that demonstrates clinical superiority with the same active moiety may obtain approval prior to expiration of our exclusivity. In addition, if a competitor obtains approval and marketing exclusivity for a drug product with an active moiety that is the same as that in a product candidate we are pursuing for a different orphan indication, this may negatively impact the market opportunity for our product candidate. There have been legal challenges to aspects of the FDA’s regulations and policies concerning the exclusivity provisions of the Orphan Drug Act, and future challenges could lead to changes that affect the protections afforded to our product candidates in ways that are difficult to predict.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. For example, we may be at heightened risk of regulatory scrutiny due to collection of key-coded clinical trial participant information, and any changes in the regulatory framework could require us to fundamentally change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands, and we have been subject in the past, and may be subject in the future, to such claims and demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. In November 2025, we filed the ATM Prospectus providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically. As of June 30, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

Risks Related to our Operations in Israel

Our research and development and other significant operations are located in Israel and, therefore, our results may be adversely affected by political, economic and military conditions in Israel.*

Our research and development facility is located in Ra’anana, Israel, and certain of our key vendors and suppliers, including Isotopia Molecular Imaging Ltd., our contracted supplier for the hydrogel contained in Jelmyto and Zusduri, are located in Israel. If these or any future facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemics, power outages or otherwise, or if performance of our research and development is disrupted for any other reason, such an event could delay our clinical trials or, if our product candidates are approved, jeopardize the ability to manufacture our products as promptly as our prospective customers will likely expect, or possibly at all. If we experience delays in achieving our development objectives, or if we are unable to manufacture an approved product within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

In October 2023, Hamas initiated an attack against Israel. In response, Israel’s security cabinet declared war against Hamas. Since the commencement of these events, there have been hostilities along Israel’s northern border with Lebanon (with Hezbollah) and on other fronts from various extremist groups in region, such as the Houthis in Yemen. In addition, there have been direct hostilities between Iran and Israel. For example, in June 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a military operation directly targeting military and nuclear infrastructure inside Iran, resulting in approximately 12 days of direct hostilities between Israel and Iran and, in February 2026, the United States and Israel launched coordinated military strikes against Iran, which were followed by retaliatory actions by Iran, including missile and drone attacks targeting Israel and U.S. forces and allied assets in the region. These escalations heightened regional instability and resulted in significant travel restrictions, facility closures and shelter-in-place orders in Israel and temporary closures of Israeli airspace and port activity. While ceasefires have been entered into, the situation remains fragile and if any ceasefires collapse, a new war or hostilities commence or hostilities escalate or expand to other fronts, we may be adversely affected. These situations may potentially escalate in the future to more violent events or into a greater regional conflict, which may adversely affect us.

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

It may be difficult to enforce a judgment of a U.S. court against us and our officers and directors in Israel or the United States, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors.*

We are incorporated in Israel. A judgment obtained against us or any of officers and directors who reside outside of the United States, including a judgment based on the civil liability provisions of U.S. federal securities laws, may not be collectible in the United States. Moreover, Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or such persons. It also may be difficult to effect service of process on these persons within the United States. Additionally, it may be difficult to initiate an action with respect to U.S. securities laws in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of June 30, 2026, we had 300 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangement

During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Supply Agreement

On April 22, 2026, we entered into a supply agreement (“Supply Agreement”) with TAPI NL B.V. ("TAPI"), effective as of January 1, 2026, pursuant to which, on a non-exclusive worldwide basis, TAPI agreed to supply, and we agreed to purchase, specified percentages of our commercial requirements for mitomycin for the manufacture, development, and commercialization of certain of our products.

Under the Supply Agreement, mitomycin pricing is fixed, subject to certain permitted adjustments by TAPI, and we may, under specified circumstances involving TAPI's failure to timely confirm or deliver purchase orders or repeated quality or delivery failures, source a qualified alternative mitomycin material from a third-party supplier for the affected shortfall quantities, subject to certain limitations set forth in the Supply Agreement.

The Supply Agreement has an initial term of ten years following the date of our first commercial sale of the finished product that uses mitomycin as the active ingredient, subject to automatic two-year renewals absent 12 months' prior written notice of non-renewal. Either party may terminate the Supply Agreement in the case of the other party’s insolvency in the event of an uncured material breach of the other party, or in the event a party determines in good faith, supported by an opinion of independent patent counsel, that continued supply or sale of the mitomycin or the finished product would present a significant risk of infringement of a third party's intellectual property rights and that party ceases the applicable activities. TAPI may also terminate the Supply Agreement upon a specified period of time of longer than one year’s prior written notice if TAPI and its affiliates discontinue all manufacturing of mitomycin, provided that at least a specified period of time longer than one year remains before the Supply Agreement would otherwise expire.

The foregoing description is qualified in its entirety by reference to the Supply Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).

10.1†**	Supply Agreement, dated April 22, 2026, by and between UroGen Pharma Ltd. and TAPI NL B.V.

10.2	Amendment to Amended and Restated Non-Employee Director and Officer Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).

10.3	UroGen Pharma Ltd. 2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).

10.4**	Amendment 1 to the License and Supply Agreement, dated January 18, 2026, by and between UroGen Pharma Ltd. and medac Gesellschaft für klinische Spezialpräparate m.b.H.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

August 5, 2026	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

August 5, 2026	By:	/s/ Chris Degnan
Chris Degnan
Chief Financial Officer (Principal Financial and Accounting Officer)