Form 10-Q
period 2026-09-30
UroGen Pharma Ltd.
filed 2026-11-04
CIK 1668243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 28, 2026, the registrant had 49,047,823 ordinary shares, par value NIS 0.01 per share, outstanding.

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

i

Part I—Financial Information

Item 1. Financial Statements.

UroGen Pharma Ltd.

Condensed Consolidated Balance Sheets

(unaudited; in thousands, except share amounts and par value)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$85,564	$110,745
Marketable securities	4,985	9,711
Restricted cash	1,331	1,350
Accounts receivable, net	117,283	33,082
Inventories	25,150	16,464
Prepaid expenses and other current assets	17,583	14,672
Total current assets	251,896	186,024
Non-current assets:
Property and equipment, net	588	637
Restricted deposit	178	177
Finance lease right-of-use assets	4,665	5,376
Operating lease right-of-use assets	2,689	3,080
Other non-current assets	11,857	5,161
Total assets	$271,873	$200,455
Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$46,846	$27,717
Employee related accrued expenses	16,881	13,516
Current liabilities related to finance leases	1,454	1,274
Current liabilities related to operating leases	707	481
Other current liabilities	8,143	3,430
Total current liabilities	74,031	46,418
Non-current liabilities:
Prepaid forward obligation	125,034	127,276
Long-term debt	189,353	122,210
Finance long-term lease liabilities	2,585	3,475
Operating long-term lease liabilities	2,184	2,647
Uncertain tax positions liability	3,903	3,903
Total liabilities	397,090	305,929
Commitments and contingencies (Note 19)
Shareholders' deficit:
Ordinary shares, NIS 0.01 par value, 100,000,000 shares authorized at September 30, 2026 and December 31, 2025; 49,028,740 and 48,350,272 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	135	133
Additional paid-in capital	873,752	854,090
Accumulated deficit	(999,103)	(959,716)
Accumulated other comprehensive (loss) income	(1)	19
Total shareholders' deficit	(125,217)	(105,474)
Total liabilities and shareholders' deficit	$271,873	$200,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited; in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$89,001	$27,482	$212,416	$71,951
Cost of revenue	7,502	3,278	18,213	9,158
Gross profit	81,499	24,204	194,203	62,793
Operating expenses:
Research and development expenses	25,964	14,008	58,897	52,793
Selling, general and administrative expenses	47,206	37,582	147,129	115,748
Operating income (loss)	8,329	(27,386)	(11,823)	(105,748)
Financing on prepaid forward obligation	(4,546)	(4,621)	(13,597)	(13,848)
Interest expense on long-term debt	(4,836)	(3,373)	(13,908)	(11,573)
Interest and other income, net	607	979	1,814	4,392
Loss before income taxes	(446)	(34,401)	(37,514)	(126,777)
Income tax (expense) benefit	(1,016)	1,054	(1,873)	(353)
Net loss	$(1,462)	$(33,347)	$(39,387)	$(127,130)
Statements of comprehensive loss
Net loss	$(1,462)	$(33,347)	$(39,387)	$(127,130)
Other comprehensive loss
Unrealized income (loss) on investments	1	17	(20)	(33)
Comprehensive loss	$(1,461)	$(33,330)	$(39,407)	$(127,163)
Net loss per ordinary share - basic and diluted	$(0.03)	$(0.69)	$(0.78)	$(2.66)
Weighted average number of shares outstanding used in computation of basic and diluted loss per ordinary share	50,558,200	48,057,386	50,375,299	47,742,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	shares	Amount	capital	deficit	(loss) income	Total
Balance as of July 1, 2026	48,869,530	$135	$865,112	$(997,641)	$(2)	$(132,396)
Changes During the Three Months Ended September 30, 2026
Exercise of options into ordinary shares	159,210	—	2,394			2,394
Share-based compensation			6,246			6,246
Other comprehensive income					1	1
Net loss				(1,462)		(1,462)
Balance as of September 30, 2026	49,028,740	$135	$873,752	$(999,103)	$(1)	$(125,217)

Balance as of July 1, 2025	46,199,134	$126	$806,497	$(900,005)	$6	$(93,376)
Changes During the Three Months Ended September 30, 2025
Exercise of options into ordinary shares	165,829	1	301			302
Share-based compensation			3,027			3,027
Issuance of ordinary shares, net of issuance costs	416,248	1	7,968			7,969
Other comprehensive income					17	17
Net loss				(33,347)		(33,347)
Balance as of September 30, 2025	46,781,211	$128	$817,793	$(933,352)	$23	$(115,408)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Shareholders’ Deficit

(unaudited; in thousands, except share amounts)

	Ordinary shares
	Number of		Additional paid-in	Accumulated	Accumulated other comprehensive
	shares	Amount	capital	deficit	(loss) income	Total
Balance as of January 1, 2026	48,350,272	$133	$854,090	$(959,716)	$19	$(105,474)
Changes During the Nine Months Ended September 30, 2026
Exercise of options into ordinary shares	678,468	2	3,458			3,460
Share-based compensation			16,204			16,204
Other comprehensive loss					(20)	(20)
Net loss				(39,387)		(39,387)
Balance as of September 30, 2026	49,028,740	$135	$873,752	$(999,103)	$(1)	$(125,217)

Balance as of January 1, 2025	42,231,746	$115	$797,248	$(806,222)	$56	$(8,803)
Changes During the Nine Months Ended September 30, 2025
Exercise of options into ordinary shares	552,103	2	627			629
Share-based compensation			8,829			8,829
Conversion of pre-funded warrants into ordinary shares	3,206,271	9	(6)			3
Issuance of ordinary shares, net of issuance costs	791,091	2	11,095			11,097
Other comprehensive loss					(33)	(33)
Net loss				(127,130)		(127,130)
Balance as of September 30, 2025	46,781,211	$128	$817,793	$(933,352)	$23	$(115,408)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UroGen Pharma Ltd.

Condensed Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(39,387)	$(127,130)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	234	232
Accrued financing on prepaid forward obligation	2,473	1,595
Accretion on marketable securities	(319)	(1,800)
Share-based compensation	16,204	8,829
Amortization of discount on long-term debt	1,798	377
Amortization of right-of-use assets	1,780	1,500
Acquisitions of IPR&D	—	3,128
Changes in operating assets and liabilities:
Inventory	(8,686)	886
Accounts receivable, net	(84,201)	599
Prepaid expenses and other current assets	(2,911)	(3,277)
Other non-current assets	(2,696)	(6,170)
Accounts payable and accrued expenses	19,129	(1,258)
Employee related accrued expenses	3,365	544
Other current liabilities	—	(201)
Lease liabilities	(303)	(1,972)
Restricted deposit	(1)	(1)
Net cash used in operating activities	(93,521)	(124,119)
Cash Flows From Investing Activities
Purchases of marketable securities	(24,780)	(76,861)
Maturities of marketable securities	29,805	110,974
Purchases of other investments	(4,000)	—
Purchases of property and equipment	(186)	(272)
Net cash provided by investing activities	839	33,841
Cash Flows From Financing Activities
Principal payments on finance leases	(1,324)	—
Proceeds from exercise of options into ordinary shares	3,460	629
Proceeds from issuance of long-term debt, net	65,346	—
Proceeds from pre-funded warrant issuance, net of issuance costs	—	3
Proceeds from ordinary shares issuances, net of issuance costs	—	7,970
Net cash provided by financing activities	67,482	8,602
Decrease in Cash and Cash Equivalents	(25,200)	(81,676)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	112,095	173,062
Cash, Cash Equivalents and Restricted Cash at End of Period	$86,895	$91,386
Supplemental Disclosures of Non-Cash Activities
Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$517	$6,856
Acquisitions of IPR&D	$—	$3,128

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

UPL and UPI (together the “Company”) are a biotechnology company dedicated to developing and commercializing innovative solutions that treat urothelial and specialty cancers. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including conducting clinical trials and manufacturing activities, hiring personnel, launching the Company’s first commercial product, Jelmyto (mitomycin) for pyelocalyceal solution, developing and securing regulatory approval of and commercializing Zusduri (mitomycin) for intravesical solution, formerly known as UGN-102, and raising capital to support and expand these activities.

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

On June 12, 2025, the FDA approved Zusduri, the first and only FDA-approved medication for adults with recurrent low-grade intermediate risk non-muscle invasive bladder cancer (“low-grade intermediate risk NMIBC”). Zusduri consists of mitomycin and sterile hydrogel, using the Company’s proprietary sustained release RTGel technology, and is delivered directly into the bladder in an outpatient procedure by a trained healthcare professional using a urinary catheter to enable the treatment of tumors by non-surgical means.

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

The Company has historically experienced net losses since its inception and had an accumulated deficit of $999.1 million and $959.7 million as of September 30, 2026 and December 31, 2025, respectively. The success of the Company depends on its ability to successfully commercialize its technologies to support its operations and strategic plan.

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

Based on the Company's cash and cash equivalents and marketable securities as of September 30, 2026, together with management’s cash flow projections, the Company believes that it has sufficient cash and cash equivalents to fund its operations beyond one year from the issuance of these financial statements. If the Company is unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, the Company may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that the Company will be able to secure such additional financing on terms that are satisfactory to the Company, in an amount sufficient to meet the Company's needs, or at all. In the event the Company is not successful in obtaining sufficient funding, this could force the Company to delay, limit, reduce or terminate the Company's product development, commercialization efforts or other operations.

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

Cash and cash equivalents and marketable securities totaled $90.5 million as of September 30, 2026. The Company accounts for its investments in marketable debt securities as available-for-sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, “Investments — Debt and Equity Securities”. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) within the condensed consolidated statements of shareholders’ deficit. Realized gains and losses are recorded as a component of interest and other income, net. The cost of securities sold is based on the specific-identification method.

Certain short-term investments in marketable securities are valued using models or other valuation methodologies that use Level 2 inputs. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, default rates, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. The majority of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

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

The Company may also hold investments in privately held companies. Equity securities that do not have readily determinable fair values and are not accounted for under the equity method are accounted for using the measurement alternative under ASC Topic 321 "Investments — Debt and Equity Securities," and are measured at cost, less impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company evaluates such investments for impairment at each reporting period.

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

The Company’s accounts receivable are composed of net sales of Jelmyto and Zusduri arising from the Company's arrangements with two customers, both of which are third-party national specialty distributors. The Company assesses the need for an allowance for doubtful accounts primarily based on creditworthiness, historical payment experience and general economic conditions. The Company has not experienced any credit losses related to arrangements with customers and has not currently recognized any allowance for doubtful accounts.

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

ROU assets for operating leases are periodically reviewed for impairment losses under ASC Subtopic 360-10, “Property, Plant, and Equipment”, to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize.

Revenue

Net revenue from product sales is recognized at the transaction price when the specialty distributors obtain control of the Company’s products, which occurs at a point in time, typically upon delivery of the product to the treating physician or mixing pharmacy. Product sales of Jelmyto and Zusduri are recognized through the Company's arrangements with primarily two customers as defined by ASC Topic 606, both of which are third-party national specialty distributors. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, such as rebates, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug, which are estimated based on the contractual or statutory terms governing the arrangements and the Company’s historical experience.

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

Pre-funded Warrants

The Company issued pre-funded warrants in connection with both a private placement transaction and a public offering transaction that are accounted for as a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.” The pre-funded warrants are exercisable upon original issuance and will not expire until exercised in full. Accordingly, the Company classifies the pre-funded warrants as a component of permanent shareholders’ equity within additional paid-in capital and records them at the applicable issuance date using a relative fair value allocation method. The Company valued the pre-funded warrants at the applicable issuance date, concluding that their sales price approximated their fair value, and allocated the net sales proceeds from the applicable equity transaction proportionately to the ordinary shares and pre-funded warrants.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. Such potentially dilutive securities consist solely of outstanding restricted share units and stock options issued under the Company’s share-based compensation plans. See Note 16 - Share-Based Compensation for more information.

The Company’s pre-funded warrants require the holder to pay nominal consideration to receive the Company’s ordinary shares and are therefore considered outstanding shares in determining basic and diluted earnings per share in accordance with ASC Topic 260, “Earnings per Share.”

Recently Adopted or Issued Accounting Pronouncements

In  November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2024-03"), which provides guidance to improve the disclosures about a public business entity’s expenses. Public entities must adopt the new guidance for fiscal years beginning after  December 15, 2026, and interim reporting periods beginning after  December 15, 2027. Adoption will require additional disclosures but will not affect the recognition or measurement of expenses. The Company is currently evaluating the detailed disclosure requirements and related changes to its financial reporting processes.

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which clarifies the application of the current expected credit losses (CECL) model under ASC Topic 326 to current accounts receivable and contract assets arising from transactions accounted for under ASC Topic 606, "Revenue from Contracts with Customers". The guidance, which is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, was adopted by the Company on January 1, 2026 on a prospective basis. The adoption of ASU 2025-05 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows as the Company’s trade receivables arise from product sales recognized at a point in time and are primarily due from two large, established customers, both of which are third-party national specialty distributors, with short payment terms.

The Company has reviewed other Accounting Standards Updates recently issued by the FASB and determined that none of these pronouncements will have a significant impact on the Company's condensed consolidated financial statements and related disclosures.

Note 4 – Other Financial Information

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Accounts payable	$17,262	$12,137
Accrued sales reserves	14,936	6,493
Accrued clinical expenses	3,852	2,364
Accrued research and development expenses	1,148	886
Accrued selling, general and administrative expenses	6,312	3,903
Accrued other expenses	3,336	1,934
Total accounts payable and accrued expenses	$46,846	$27,717

Interest and Other Income, Net

Interest and other income, net consisted of the following for the three and nine months ended  September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$681	$1,176	$2,558	$5,057
Other loss, net	(74)	(197)	(744)	(665)
Interest and other income, net	$607	$979	$1,814	$4,392

Note 5 – Inventories

Inventories consisted of the following as of  September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials (1)	$10,992	$11,042
Finished goods	16,854	5,422
Total inventories	$27,846	$16,464

(1) $2.7 million of raw materials are included within other non-current assets on the condensed consolidated balance sheets at September 30, 2026. These raw materials are not expected to be manufactured and sold within the next 12 months. Changes in non-current inventories are reflected on the condensed consolidated statements of cash flows within the caption of other non-current assets. No raw materials were included as other non-current assets on the condensed consolidated balance sheets at  December 31, 2025.

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

Assets measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of September 30, 2026 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other
	Balance as of	Markets for	Observable
	September 30,	Identical Assets	Inputs
	2026	(Level 1)	(Level 2)
Assets:
Cash equivalents
Money market funds	$1,367	$1,367	$—
Marketable securities
U.S. government	4,985	4,985	—
Total assets at fair value	$6,352	$6,352	$—

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

The Company’s investments in U.S. government bonds and money market funds are measured based on publicly available quoted market prices for identical securities as of  September 30, 2026 and December 31, 2025. The Company's investments in corporate bonds, commercial paper and certificates of deposit are measured based on quotes from market makers for similar items in active markets.

Note 7 – Investments

The following table summarizes the Company’s investments as of September 30, 2026 (in thousands):

	Amortized	Unrealized	Unrealized
	Cost Basis	Gains	Losses	Fair Value
Assets:
Cash equivalents
Money market funds	$1,367	$—	$—	$1,367
Marketable securities:
U.S. government	4,986	—	(1)	4,985
Total assets at fair value	$6,353	$—	$(1)	$6,352

The Company classifies its investments in marketable debt securities as available-for-sale. As of September 30, 2026, the amortized cost of investments included an immaterial amount of accrued interest. As of September 30, 2026, marketable securities were in a net unrealized loss position. Unrealized gains and losses on available-for-sale debt securities are included as a component of comprehensive loss.

As of  September 30, 2026, the aggregate fair value of marketable securities held by the Company in an unrealized loss position was $5.0 million which consisted of one security. The unrealized loss was primarily driven by minor fluctuations in the fair value of U.S. government securities. The Company does not expect to settle the debentures at a price less than the amortized cost basis of the investment; the Company expects to recover the entire amortized cost basis of the security. In accordance with the Company’s general investment strategy, the Company does not intend to sell the marketable securities before maturity. As of  September 30, 2026, the Company believes the cost basis for its marketable securities was recoverable in all material aspects and no allowance for credit losses was recognized in the period.

The Company’s marketable securities as of September 30, 2026 mature in October 2026. The fair values of investments by contractual maturity consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Maturities within one year	$6,352	$49,329
Maturities after one year through three years	—	—
Total investments	$6,352	$49,329

In August 2026, the Company invested $1.0 million in a Simple Agreement for Future Equity (a "SAFE") issued by IntraGel Therapeutics Ltd., a privately held biotechnology company. In September 2026, the Company invested an additional $3.0 million in SAFEs of IntraGel Therapeutics Ltd. The investments are accounted for under ASC Topic 321 using the measurement alternative and are measured at cost, less impairment, plus or minus adjustments for observable price changes in orderly transactions for identical or similar securities of the issuer. As of September 30, 2026, the carrying value of the investments was $4.0 million and was included within other non-current assets on the condensed consolidated balance sheet as of September 30, 2026. No impairment or observable price adjustments were recognized during the period.

In connection with the investment, the Company also entered into an agreement for (i) an option to obtain an exclusive, worldwide license to develop, commercialize and exploit IntraGel's TumoCure product, formulated with IntraGel's proprietary, biodegradable hydrogel sustained-release delivery platform (collectively, the "SRGel platform"), for the treatment of advanced head and neck cancer, (ii) options to obtain exclusive, worldwide licenses to develop and commercialize additional products combining the SRGel platform with compounds the Company designates, and (iii) a non-exclusive  license to research and evaluate the SRGel platform. The Company has no obligation to exercise the options.

Note 8 – Property and Equipment

Property and equipment consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Laboratory equipment	$504	$504
Computer equipment and software	2,984	2,799
Furniture	612	612
Leasehold improvements	626	626
Manufacturing equipment	683	683
	5,409	5,224
Less: accumulated depreciation and amortization	(4,821)	(4,587)
Property and equipment, net	$588	$637

Depreciation and amortization expense was $0.1 and $0.2 million for the three and nine months ended September 30, 2026, respectively and $0.1 and $0.2 million for the three and nine months ended September 30, 2025, respectively.

Note 9 – Prepaid Forward Obligation

In March 2021, the Company entered into a prepaid forward agreement with RTW Investments (“RTW”). Under the terms of the RTW Transaction, the Company received $75.0 million ($72.4 million net of transaction costs) to support the launch of Jelmyto and the development of Zusduri. In return for the transferred funds, RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Jelmyto and, subject to FDA approval, UGN-104, in an amount equal to: (i) 9.5% of annual net sales up to $200 million, (ii) 3.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 1.0% of annual net sales for annual net sales above $300 million. If certain revenue thresholds for Jelmyto aggregate worldwide annual net sales are not met, the future cash payments to RTW with respect to Jelmyto annual net sales up to $200 million will increase by 3.5%, and may decrease back to 9.5% dependent on the Company meeting certain subsequent Jelmyto aggregate worldwide annual net sales thresholds. The rate in effect for the nine months ended September 30, 2026 for annual net sales up to $200 million was 13.0%. RTW is entitled to receive tiered, future cash payments based on aggregate worldwide annual net product sales of Zusduri and, subject to FDA approval, UGN-103, in an amount equal to: (i) 2.5% of annual net sales up to $200 million, (ii) 1.0% of annual net sales for annual net sales between $200 million and $300 million, and (iii) 0.5% of annual net sales for annual net sales above $300 million.

In accordance with the prepaid forward agreement, the Company will be required to make payments of amounts owed to RTW each calendar quarter, through and until the quarter in which the aggregate cash payments received by RTW are equal to or greater than $300 million. As of September 30, 2026, the cumulative amounts paid and payable by the Company were $59.5 million. As security for the payment and fulfilment of these amounts throughout the arrangement, the Company has granted RTW a first priority security interest in Jelmyto, Zusduri, UGN-103 and UGN-104, including the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to these products.

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

The following table shows the activity with respect to the carrying value of the prepaid forward liability for the year ended December 31, 2025 and for the nine months ended September 30, 2026, in thousands:

Carrying value of prepaid forward obligation as of December 31, 2024	$121,387
Financing on prepaid forward obligation	18,503
Amounts paid and payable (1)	(12,614)
Carrying value of prepaid forward obligation as of December 31, 2025	127,276
Financing on prepaid forward obligation	13,597
Amounts paid and payable (1)	(15,839)
Carrying value of prepaid forward obligation as of September 30, 2026	$125,034

(1) $8.1 million and $3.4 million were classified as the current portion of the prepaid forward obligation and are included within other current liabilities on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. The  September 30, 2026 current portion balance consists of $4.4 million payable to RTW and $3.7 million related to the expected decrease in the carrying amount of the prepaid forward obligation over the next 12 months.

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

On March 13, 2024, the Company entered into an amended and restated loan agreement with Pharmakon, which replaced the 2022 Loan Agreement, for an additional third and fourth tranche of senior secured loan (the "2024 Loan Agreement"). The third tranche of $25.0 million was funded in  September 2024. The fourth tranche of $75.0 million became available at the Company's option upon the Company’s receipt of FDA approval of the NDA for Zusduri and could have been drawn at the Company’s option, subject to customary bringdown conditions and deliverables. The Company elected not to draw down the fourth tranche. Under the 2024 Loan Agreement, prior to the refinancing described in the immediately following paragraph, all outstanding loans accrued interest using a benchmark rate of three-month SOFR plus 7.25% plus an additional adjustment of 0.26161%.

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

The refinancing of the Company's term loan facility with the 2026 Loan Agreement was accounted for by the Company as a debt modification under ASC Topic 470, as the terms of the new arrangement were not considered substantially different from those of the existing debt. Accordingly, the Company did not recognize a gain or loss on extinguishment, and existing unamortized debt issuance costs associated with the prior term loan were carried forward and continue to be amortized over the term of the modified debt using the effective interest method. The Company incurred financing expenses of $9.7 million related to the first tranche of the 2026 Loan Agreement funded in February 2026, which are recognized as a direct offset to the long-term debt on the Company's condensed consolidated balance sheets. These debt issuance costs are amortized over the term of the debt using the effective interest method, and are recorded in the condensed consolidated statements of operations as interest expense on long-term debt.

The following table shows the activity with respect to the carrying value of the long-term debt, in thousands:

Carrying value of Pharmakon loan as of December 31, 2024	$121,734
Interest expense	15,345
Amounts paid	(14,869)
Carrying value of Pharmakon loan as of December 31, 2025	122,210
Interest expense	2,538
Carrying value of Pharmakon loan as of February 26, 2026	124,748

Modification of Pharmakon loan:
Additional borrowing of Pharmakon loan (2026 Loan Agreement - first tranche), net	75,000
Capitalized costs and discounts	(9,654)
Interest amount paid	(2,211)
Carrying value of Pharmakon loan as of February 27, 2026	187,883
Interest expense	11,370
Amounts paid	(9,900)
Carrying value of Pharmakon loan as of September 30, 2026	$189,353

The aggregate principal maturities of long-term debt as of September 30, 2026 are as follows, in thousands:

Principal Payments
2026	$—
2027	—
2028	—
2029	—
2030	150,000
2031	50,000
Total	$200,000

Note 11 – Leases

Operating Leases

The Company had the following office and laboratory facility leases during the periods covered by this report:

•

In April 2016, UPL signed an addendum to its November 2014 lease agreement for the Company’s offices located in Israel, in order to increase the office space rented and to extend the rent period until 2019. In March 2019, UPL utilized the agreement extension option and extended the rent period for an additional three years until August 2022. In  July 2022, UPL signed a lease extension agreement for the Company’s offices located in Israel, extending the term of the lease through  September 2025, and, effective as of June 2025, the lease was renewed through September 2028. The Company's remaining contractual obligation under this lease is approximately $0.8 million as of  September 30, 2026.

•

In November 2019, UPI entered into a new lease agreement for an office in Princeton, New Jersey, which the Company now uses as its headquarters. The lease commencement date was November 29, 2019 with an original lease term of 38 months, expiring January 31, 2023. In June 2022, the Company signed a lease extension for the Princeton office, extending the term of the lease through January 31, 2026. In August 2025, the Company signed an additional lease extension for the Princeton office, extending the term of the lease through April 30, 2031. The Company concluded that the lease renewal option in the agreement is not reasonably certain to be exercised. The modification did not result in a separate lease under ASC Topic 842. As a result, the Company remeasured its lease liability and corresponding right-of-use asset using its incremental borrowing rate at the modification date. The Company’s remaining contractual obligation under this lease is approximately $2.7 million as of September 30, 2026.

Finance Leases

•

In  July 2024, UPI entered into a new master lease agreement for vehicles, primarily for use by employees in sales, field services, and roles that require regular travel. Under the terms of the master lease agreement, the Company will lease various vehicles from time to time with an initial lease term of 48 months commencing on the delivery date of the vehicle with an option to continue month-to-month for an unlimited period of time. Lease payments are fixed, with payments due monthly in advance, and include charges for depreciation, maintenance, and other related services. At the end of each lease term, the Company is required to make a terminal rental adjustment based on the difference between the vehicle’s contractual book value and its estimated wholesale value, which  may result in additional payments or refunds. The Company  may also be required to pay additional rent if the vehicle exceeds certain mileage limits or shows abnormal wear and tear during the lease term. The Company’s remaining contractual obligation relating to the leases entered into under this master agreement is approximately $4.9 million as of  September 30, 2026.

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

The components of lease cost for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$458	$382	$1,325	$901
Interest on lease liabilities	148	163	465	396
Operating lease cost	240	321	717	773
Variable lease cost	319	18	487	47
Total lease cost	$1,165	$884	$2,994	$2,117

As of September 30, 2026, no impairment losses have been recognized.

Supplemental information related to leases for the nine months ended  September 30, 2026 and 2025 is as follows (in thousands, except for lease terms and discount rate amounts):

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,324	$2,030
Operating cash flows from operating leases	$590	$670
Right-of-use assets obtained in exchange for new finance lease liabilities	$456	$4,007
Weighted-average remaining lease term of finance leases (in years)	2.53	3.40
Weighted-average remaining lease term of operating leases (in years)	3.85	4.84
Weighted-average discount rate of finance leases	13.68%	13.82%
Weighted-average discount rate of operating leases	11.79%	11.77%

As of September 30, 2026, maturities of lease liabilities were as follows (in thousands):

Finance Leases
Years ending December 31,
Remainder of 2026	$486
2027	1,944
2028	1,902
2029	509
2030 and thereafter	50
Total future minimum lease payments	4,891
Less: Interest	(852)
Present value of lease liabilities	$4,039

Operating
Leases
Years ending December 31,
Remainder of 2026	$248
2027	999
2028	913
2029	613
2030	613
2031 and thereafter	207
Total future minimum lease payments	3,593
Less: Interest	(702)
Present value of lease liabilities	$2,891

Note 12 – Revenue From Product Sales

Net product sales consist of the following for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Jelmyto	$20,958	$25,703	$64,699	$70,172
Zusduri	68,043	1,779	147,717	1,779
Total Revenue	$89,001	$27,482	$212,416	$71,951

Product sales of Jelmyto and Zusduri are recognized through the Company's arrangements with primarily two customers as defined by ASC Topic 606, both of which are third-party national specialty distributors. The Company's largest customer comprised approximately 48% and 75% of product sales for the three months ended  September 30, 2026 and September 30, 2025, respectively, and approximately 50% and 80% of product sales for the nine months ended September 30, 2026 and September 30, 2025, respectively. The Company's largest customer comprised approximately 35% and 59% of accounts receivable at September 30, 2026 and  December 31, 2025, respectively. Net revenue recognized includes gross revenue and management’s estimate of returns, consideration paid to the customers, such as rebates, chargebacks relating to differences between the wholesale acquisition cost and the contracted price offered to the end consumer, chargebacks relating to 340B drug pricing programs and other government sponsored programs, Medicaid drug rebate programs, the Company’s copay assistance program, and Medicare refunds for discarded drug. The Company does not anticipate any Medicare refunds for discarded drug for Zusduri. The Company estimates these elements of variable consideration based on the contractual or statutory terms governing the arrangements and the Company’s historical experience, and constrains the net revenue recognized for product sales to the value that is not probable to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. Reserves for chargebacks and returns are net settled and recognized as contra accounts receivable while the remaining reserves are recognized within other current liabilities on the condensed consolidated balance sheets. The following table shows the activity with respect to sales reserves for the period ended  September 30, 2026 and 2025 (in thousands):

	Reserves related to government sponsored programs	Medicare refunds for discarded drug reserve	Other reserves	Total accrued sales reserves

Balance as of December 31, 2025	$1,530	$4,022	$3,849	$9,401
Accruals	22,543	3,164	28,194	53,901
Utilizations	(22,076)	—	(21,176)	(43,252)
Changes to prior period estimates	—	1,147	—	1,147
Balance as of September 30, 2026	$1,997	$8,333	$10,867	$21,197

Balance as of December 31, 2024	$887	$7,729	$1,946	$10,562
Accruals	12,109	3,005	8,361	23,475
Utilizations	(10,787)	(3,809)	(8,042)	(22,638)
Changes to prior period estimates	—	(414)	—	(414)
Balance as of September 30, 2025	$2,209	$6,511	$2,265	$10,985

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

Note 15 – Shareholders’ Equity

The Company had 100.0 million ordinary shares authorized for issuance as of September 30, 2026 and December 31, 2025. The Company had 49.0 million and 48.4 million ordinary shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. Each ordinary share is entitled to one vote. The holders of ordinary shares are also entitled to receive dividends whenever funds are legally available, when and if declared by the Board of Directors (the “Board”). Since the Company's inception, the Board has not declared any dividends.

ATM Sales Agreement

In  December 2019, the Company entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”), pursuant to which the Company  may, from time to time, offer and sell its ordinary shares having an aggregate offering price of up to $100.0 million, to or through TD Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the-market offering.”

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

In  November 2025, the Company amended the ATM Sales Agreement to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). Following the amendment, during the fourth quarter of 2025, the Company sold 1,370,962 ordinary shares pursuant to the ATM Prospectus for net proceeds to the Company of approximately $31.8 million after deducting sales commissions to TD Cowen of up to 3%. As of September 30, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

On  December 20, 2023, the Company issued 1,599,733 ordinary shares through a cashless exercise of 1,599,840 pre-funded warrants for the purchase of ordinary shares of the Company. On  January 24, 2025, the Company issued 3,206,271 ordinary shares upon exercise of 3,206,271 pre-funded warrants for the purchase of ordinary shares of the Company. As of  September 30, 2026, 472,665 pre-funded warrants from the Purchase Agreement remain outstanding.

Monograph Capital Partners I, L.P. (“Monograph”), a life sciences venture firm that is affiliated with Fred Cohen, M.D., purchased 1,572,327 of the Shares in the Private Placement, for an aggregate purchase price of $15.0 million. Dr. Cohen was a director of the Company and the Chair and Chief Investment Officer of Monograph at the time of purchase.

Underwritten Public Offering

On  June 17, 2024, the Company entered into an underwriting agreement with TD Securities (USA) LLC and Guggenheim Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to the issuance and sale in a public offering of 5,000,000 ordinary shares of the Company for $17.50 per share and pre-funded warrants to purchase 1,142,857 ordinary shares of the Company for $17.499 per pre-funded warrant. The offering closed on  June 20, 2024. The gross proceeds to the Company from this closing of the offering were $107.5 million, before deducting underwriting discounts and commissions and offering expenses paid by the Company of $7.3 million. Each pre-funded warrant has an exercise price of $0.001 per ordinary share, subject to customary adjustments, is exercisable at any time and will not expire until exercised in full. The pre-funded warrants  may not be exercised if the aggregate number of ordinary shares beneficially owned by the holder thereof immediately following such exercise would exceed a specified beneficial ownership limitation. As of September 30, 2026, all 1,142,857 pre-funded warrants remain outstanding. In addition, the Underwriters were granted an option exercisable for 30 days, to purchase up to 921,428 additional shares at the public offering price, less the underwriting discounts and commissions. On  July 18, 2024, the Company completed the closing of the sale of 921,428 additional shares in the offering following the exercise in full of the Underwriters’ option to purchase additional shares, which resulted in additional gross proceeds to the Company of $16.1 million before deducting underwriting discounts and commissions and offering expenses paid by the Company of $1.0 million.

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

The Company’s RSU and option grants provide for accelerated or continued vesting in certain circumstances as defined in the Plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in a 33% increment upon the first anniversary of grant, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. Options generally vest in a 33% increment upon the first anniversary of the grant date, and in either equal quarterly or annual amounts for the two years following the one-year anniversary of the grant date. The Company also grants PSUs to certain employees. The PSUs granted during 2023 vested upon U.S. regulatory approval of Zusduri. The PSUs granted in 2024 vested upon the achievement of the first commercial sale of Zusduri in the United States following receipt of U.S. regulatory approval. The PSUs granted in 2025 vest based on both performance and service conditions, with one-third of each award vesting upon the filing of financial statements reflecting the achievement of a net product sales target and with one-third vesting on January 31st of each of the next two calendar years following such achievement, subject to continued service on each vesting date. The PSUs granted in 2026 vest based upon U.S. regulatory approval of UGN-103 and represent 336,411 units with a total grant-date fair value of approximately $6.6 million. In  June 2024, the Company amended certain RSU and PSU awards granted to its chief executive officer to defer vesting until the end of 2025. In  December 2025, the Company further amended certain RSU and PSU awards granted to its chief executive officer to defer vesting until the end of 2026. The Company accounted for the modification as a Type I probable-to-probable modification under ASC Topic 718. As the modification did not result in any incremental fair value at the modification dates, the Company continues to recognize the original grant-date fair value ratably over the original service period or expected performance period.

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

In  May 2019, the Company adopted the UroGen Pharma Ltd. 2019 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, the Company is authorized to issue up to 900,000 ordinary shares pursuant to inducement awards. The only persons eligible to receive grants under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1, including individuals who were not previously an employee or director of the Company or are following a bona fide period of non-employment, in each case as an inducement material to such individual’s agreement to enter into employment with the Company. In  December 2021, the Board approved an increase to the number of shares authorized for issuance under the Inducement Plan of 300,000 shares. In  June 2024, the Board approved an increase to the number of shares authorized for issuance under the Inducement Plan of 600,000 shares to a total share reserve of 1,800,000 shares. In September 2026, the Board approved an increase to the number of shares authorized for issuance under the Inducement Plan of 600,000 shares to a total share reserve of 2,400,000 shares.

As of  September 30, 2026, 5,229,885 ordinary shares are subject to outstanding awards under the Company's share-based compensation plans and 2,865,808 ordinary shares remain available for future awards.

The following table illustrates the effect of share-based compensation on the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development expenses	$924	$726	$2,627	$1,776
Selling, general and administrative expenses	5,322	2,301	13,577	7,053
Total share-based compensation expense	$6,246	$3,027	$16,204	$8,829

The total unrecognized compensation cost of options, RSUs and PSUs at September 30, 2026 is $37.1 million with a weighted average recognition period of 2.00 years.

Note 17 – Income Taxes

UroGen Pharma Ltd. is taxed under Israeli tax laws. As of September 30, 2026, due to the Company’s history of losses in the United States, a full valuation allowance on substantially all of the Company’s deferred tax assets, including net operating loss carryforwards, research and development tax credits, and other book versus tax differences, has been maintained. The Company believes that there is a reasonable possibility that sufficient positive evidence may become available in the near term to allow the Company to reach a conclusion that a potentially significant portion of the valuation allowance will no longer be needed. Any release of the valuation allowance could result in a material benefit recognized in the quarter of release. A release of the valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including projections of future taxable income, which continues to be assessed based on available information each reporting period.

The Company has a liability for uncertain tax positions of $3.9 million as of September 30, 2026, for tax positions relating to transfer pricing between affiliated entities. The Company recognizes interest accrued and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2026, the Company’s liability for uncertain tax positions includes $2.1 million of accrued interest and penalties.

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

Note 18 – Related Parties

See Note 14 for discussion related to an asset purchase in  February 2025 which involved a related party. There were no further related party transactions during the nine months ended September 30, 2026 or 2025.

Note 19 – Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2026 and December 31, 2025. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Information about significant segment expenses regularly provided to the CODM is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses
R&D project materials & services	$19,025	$8,914	$40,176	$33,623
Acquisitions of IPR&D	—	—	—	3,128
Employee compensation	5,482	4,185	14,992	13,310
Rent, office, utilities & technology	1,229	691	3,028	2,280
Other expenses	228	218	701	452
Total research and development expenses	$25,964	$14,008	$58,897	$52,793

Selling, general and administrative expenses
Employee compensation	$27,641	$19,717	$79,129	$57,408
Commercial & medical affairs services	10,078	6,681	31,681	25,752
Professional services	3,258	3,989	14,471	10,337
Travel, meetings & conferences	3,335	3,970	12,234	13,244
Rent, office, utilities & technology	1,547	1,331	4,581	3,659
Other expenses (1)	1,347	1,894	5,033	5,348
Total selling, general and administrative expenses	$47,206	$37,582	$147,129	$115,748

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

Low-grade UTUC is a rare cancer that develops in the lining of the upper urinary tract, which consists of the kidneys and ureters. In the United States, there are approximately 6,000 to 7,000 new or recurrent low-grade UTUC patients annually. It is a challenging condition to treat due to the complex anatomy of the urinary tract system. Prior to Jelmyto, the standard of care included endoscopic resection(s) and radical nephroureterectomy (“RNU”), the latter of which involves the removal of the renal pelvis, kidney, ureter and bladder cuff. Treatment is further complicated by the fact that low-grade UTUC is most commonly diagnosed in patients over 70 years of age, who may already have compromised kidney function and may suffer further complications as a result of a major surgery. We are focused on changing the way urothelial cancers are treated, an area in which there have been no significant advancements in recent years. Jelmyto is the first drug therapy of its kind, providing an alternative to endoscopic resection(s) and/or RNU.

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

In October 2026, we announced the publication of final results from the five-year long-term follow-up study of UroGen’s Phase 3 Olympus trial. Among patients who achieved a CR following primary chemoablation with Jelmyto (n=41), the median duration of response was 47.8 months, with a median follow-up of 28.1 months (95% CI: 13.1, 60.1). Of the 20 patients who entered the long-term follow-up study, 75% (15/20) remained event-free as of March 2025, with a median follow-up of 53.3 months (95% CI: 27.9, 72.8). Among these patients, the median duration of response was not estimable (95% CI: 43.5, not estimable) due to the low event rate. No progression to high-grade disease was observed during extended follow-up. The final study results were published in the October 2026 issue of the Therapeutic Advances in Urology.

In June 2020, we initiated our commercial launch of Jelmyto in the United States. We have staffed, trained and prepared a customer-facing team that includes territory business managers with deep experience in both urology and oncology. These territory business manager positions are led by regional business directors, who are supported by regional operations managers. Each region is additionally supported by clinical nurse educators to provide education and training around instillation, as well as field reimbursement managers to help ensure access and reimbursement for appropriate patients and key account directors who engage with C-suite individuals to introduce a Jelmyto service line. In addition, our organization includes medical science liaisons who appropriately engage with physicians interested in learning more about UroGen, Jelmyto and our technology, both in person and virtually. In total, our customer-facing team comprises approximately 160 colleagues.

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

In October 2020, a Medicare C-Code was issued for Jelmyto. The Centers for Medicare & Medicaid Services ("CMS") established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021 and replaced the C-Code. CMS has granted Jelmyto a New Technology Ambulatory Payment Classification ("APC"), effective from October 1, 2023. We have also launched a registry to capture data and evaluate real-world outcomes in patients with UTUC treated with Jelmyto. The purpose of the registry is to study the use of Jelmyto in clinical practice in the United States and address specific clinical questions.

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

On July 27, 2023, we announced topline data from our Phase 3 trials, ATLAS and ENVISION. In the ATLAS trial, Zusduri, with or without TURBT, met its primary endpoint of disease-free survival, reducing risk of recurrence, progression, or death by 55% compared to TURBT alone. Results of the ATLAS trial also showed a 64.8% CR rate at three months for patients who only received Zusduri, compared to a 63.6% CR rate at three months for patients who only received a TURBT. The ENVISION trial met its primary endpoint by demonstrating that patients treated with Zusduri had a 79.6% rate of CR at three-months following the initial instillation. In both trials, the safety profile of Zusduri was acceptable and comparable to that observed in previous clinical trials of Zusduri.

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

In March 2025, we announced 18-month DOR data from the Phase 3 ENVISION trial. The 18-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri remained consistent with the 12-month DOR data: 80.6% (95% CI, 74.0%, 85.7%) at 18 months (n=101) compared to 82.5% (76.1%, 87.3%) at 12 months (n=146). Median follow-up time was 18.7 months after the three-month CR. In August 2025, we announced 24-month DOR data from the Phase 3 ENVISION trial. The 24-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri was 72.2% (95% CI, 64.1%, 78.8%). Median follow-up time was 23.7 months after the three-month CR. The median duration of response had not yet been reached. In May 2026, we announced 36-month DOR data from the Phase 3 ENVISION trial. The 36-month DOR by Kaplan-Meier estimate for patients who achieved a CR at three months after the first instillation of Zusduri was 64.5% (95% CI, 54.6%, 72.8%). Median follow-up time was 35.5 months after the three-month CR, and the median duration of response had not been reached.

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

The FDA approval of Zusduri on June 12, 2025 was based on the results from the FDA Analysis Population (n=223) from the Phase 3 ENVISION trial demonstrating 78% of patients achieved CR at three months, and 79% of those responders maintained CR at 12 months after the three-month visit (using the observed rate). The most common (≥ 10%) adverse reactions, including laboratory abnormalities, which occurred in patients were increased creatinine, increased potassium, dysuria, decreased hemoglobin, increased aspartate aminotransferase, increased alanine aminotransferase, increased eosinophils, decreased lymphocytes, urinary tract infection, decreased neutrophils, and hematuria. Serious adverse reactions occurred in 12% of patients who received Zusduri, including urinary retention (0.8%) and urethral stenosis (0.4%).

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

In July 2026, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office for a new U.S. patent covering methods of treating recurrent low-grade intermediate risk NMIBC without TURBT, supported by data from the ENVISION and ATLAS clinical trials. This patent, which was subsequently issued in September 2026 and listed in the FDA's Orange Book, is expected to provide coverage into July 2044, further strengthening the intellectual property supporting Zusduri and UGN-103, and reinforcing the long-term commercial opportunity for both products.

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

In April 2024, we announced that the FDA accepted our Investigational New Drug Application (“IND”) for UGN-103 and we initiated our Phase 3 UTOPIA trial, a single-arm, multicenter study evaluating the efficacy and safety of UGN-103 in patients with recurrent low-grade intermediate risk NMIBC. In October 2024, we announced the first patient dosed in the UTOPIA trial, and in July 2025, we announced the completion of patient enrollment with 99 patients enrolled across multiple centers globally. Patients in the UTOPIA trial received 75 mg of mitomycin via intravesical instillation once a week for six weeks. Efficacy was assessed by the CR rate at the three-month visit. Patients who had a CR at the three-month visit, defined as having no detectable disease in the bladder, entered the follow-up period of the study. Patients will remain on study until disease recurrence, disease progression, death, or the last patient completes 12 months of follow-up (i.e., 15 months after the first instillation), whichever occurs first. A long-term follow-up study will also be conducted following patients remaining in CR for up to five years after achieving CR at three months. In November 2025, we reported a three-month CR rate of 77.8% (95% CI, 68.3%, 85.5%), and in May 2026 reported six-month DOR by Kaplan-Meier estimate of 94.5% (95% CI: 86.1%, 97.9%), consistent with results from the ENVISION clinical trial. In August 2026, we submitted an NDA for UGN-103 for the treatment of adults with recurrent low-grade intermediate risk NMIBC supported by the clinical data from the ongoing Phase 3 UTOPIA trial, and in October 2026, we announced the FDA's acceptance of the NDA and the assignment of a Prescription Drug User Fee Act ("PDUFA") target action date of June 14, 2027.

As part of our life cycle management strategy for UGN-103, we are planning to initiate the Phase 3 LONGVIEW-HR trial in the fourth quarter of 2026. The trial is designed as a randomized, multicenter trial evaluating UGN-103 versus intravesical gemcitabine in patients with recurrent, papillary-only high-risk NMIBC who previously received Bacillus Calmette-Guérin (“BCG”) therapy. Enrollment is planned for approximately 300 patients, and the primary endpoint is disease-free survival.

We also plan to initiate a non-registrational trial in 2027 evaluating the use of UGN-103 as adjuvant therapy in the newly diagnosed intermediate-risk NMIBC population.

In February 2025, the FDA accepted our IND for UGN-104, and we initiated a Phase 3 trial of UGN-104 in low-grade UTUC in June 2025. We expect to complete enrollment in the Phase 3 trial of UGN-104 by the end of 2026 or in early 2027.

UGN-501

Our pipeline also includes UGN-501, our investigational next-generation oncolytic virus therapy being developed as a locally administered treatment for cancer, for which we have initiated a Phase 1 clinical trial in NMIBC. In parallel with the Phase 1 study, we are conducting nonclinical studies exploring the formulation of UGN-501 in our proprietary RTGel technology, which may enable prolonged dwell time and enhanced local activity. While UGN-501 is initially being developed for bladder cancer, we believe UGN-501's underlying properties may have broader applicability across additional solid tumor indications beyond the genitourinary system.

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

In February 2025, we acquired ICVB-1042 (now known as UGN-501). UGN-501 is a potent and fast-replicating investigational next generation oncolytic virus being developed as a locally administered cancer treatment. Nonclinical data to date support the potential of UGN-501 to be a best-in-class oncolytic virus, with cytotoxic activity observed across a panel of bladder cancer cell lines representing a broad range of tumor stages and grades. We believe UGN-501's differentiated mechanism of action and local administration strategy may offer a promising new approach for addressing this unmet need. In July 2026, we announced that the FDA had cleared our IND for UGN-501, enabling the initiation of a Phase 1 clinical trial in patients with NMIBC. In November 2026, we announced the first patient dosed in the Phase 1 study.

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

In November 2025, we made the decision to discontinue development of UGN-301 based on our strategic priorities and provided notice to Agenus, Inc. ("Agenus") of termination of the license agreement. Under the terms of the license agreement, following notice of termination, the agreement will terminate upon the later of (a) the expiration of a 180-day notice period; or (b) completion of all wind-down activities and delivery of all Agenus Improvements (as defined in the license agreement) to Agenus.

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

Strategic License and Acquisitions

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

Pursuant to the IconOVir Agreement, from the APA Closing Date until the earlier of the tenth anniversary of the APA Closing Date and the first commercial sale of any ICVB Product in any jurisdiction, we agreed to use commercially reasonable efforts to develop and commercialize one ICVB Product. The IconOVir Agreement contains customary representations, warranties and covenants of the parties and also provides for customary indemnification rights of us and IconOVir related to breaches of certain representations, warranties and covenants of the other party and certain assumed liabilities or excluded liabilities and excluded assets, as applicable.

IntraGel Agreement

In August 2026, we entered into an Option and Research License Agreement with IntraGel Therapeutics Ltd. (“IntraGel”) under which we obtained (i) an exclusive option to obtain an exclusive, worldwide license to develop, commercialize and exploit IntraGel's TumoCure product, formulated with IntraGel's proprietary, biodegradable hydrogel sustained-release delivery platform (collectively, the "SRGel platform"), for the treatment of advanced head and neck cancer, (ii) options to obtain exclusive, worldwide licenses to develop and commercialize additional products combining the SRGel platform with compounds we designate, and (iii) a non-exclusive  license to research and evaluate the SRGel platform. In connection with this agreement, we also entered into a Securities Purchase Agreement with IntraGel pursuant to which we agreed to invest up to $7.0 million in IntraGel's equity securities, of which we have invested $4.0 million to date. The collaboration is intended to expand our oncology pipeline and provide access to an additional sustained-release drug delivery platform that may complement our existing expertise in localized therapy.

Components of Operating Results

Revenue

During the three and nine months ended September 30, 2026, we recognized $89.0 million and $212.4 million of revenue, respectively, from sales of our products.

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

The following table provides a breakout of expenses by major cost type:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Personnel, facility and equipment, and other overhead costs	$16,062	$14,211
Clinical and other development costs	42,835	38,582
Total	$58,897	$52,793

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

We recognize costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from our external service providers. We adjust our accrual as actual costs become known. Where at-risk contingent milestone payments are due to third parties under research and development and collaboration agreements, the milestone payment obligations are expensed when such development milestone results are probable of being achieved.

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

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $626.7 million as of December 31, 2025. We anticipate that we will continue to generate tax losses and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses. Income tax expense also consists of our estimate of uncertain tax positions, and related interest and penalties. We believe that there is a reasonable possibility that sufficient positive evidence may become available in the near term to allow us to reach a conclusion that a potentially significant portion of the valuation allowance will no longer be needed. See Note 17 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Revenue	$89,001	$27,482	$61,519
Cost of revenue	7,502	3,278	4,224
Gross profit	81,499	24,204	57,295
Operating expenses:
Research and development	25,964	14,008	11,956
Selling and marketing	30,912	23,678	7,234
General and administrative	16,294	13,904	2,390
Total operating expenses	73,170	51,590	21,580
Operating income (loss)	8,329	(27,386)	35,715
Financing on prepaid forward obligation	(4,546)	(4,621)	75
Interest expense on long-term debt	(4,836)	(3,373)	(1,463)
Interest and other income, net	607	979	(372)
Loss before income taxes	(446)	(34,401)	33,955
Income tax (expense) benefit	(1,016)	1,054	(2,070)
Net loss	$(1,462)	$(33,347)	$31,885

Revenue

Revenue was $89.0 million and $27.5 million for the three months ended September 30, 2026 and 2025, respectively. The increase in revenue of $61.5 million primarily reflects the volume of sales of Zusduri, which was launched late in the second quarter of 2025.

Cost of Revenue

Cost of revenue was $7.5 million and $3.3 million for the three months ended September 30, 2026 and 2025, respectively. The increase in cost of revenue of $4.2 million is primarily attributable to increased sales volumes, partially offset given that in periods prior to receiving FDA approval for Zusduri, we recognized inventory and related costs associated with the manufacture of Zusduri as research and development expenses. We expect this to continue to favorably impact cost of revenue into early 2027 as we deplete Zusduri inventories that we expensed prior to receiving FDA approval.

Research and Development Expenses

Research and development expenses were $26.0 million and $14.0 million for the three months ended September 30, 2026 and 2025, respectively. The increase in research and development expenses of $12.0 million is primarily attributable to increased clinical development costs related to UGN-103 and UGN-104, the PDUFA fee related to the submission of the UGN-103 NDA and increased development costs related to UGN-501.

Selling and Marketing Expenses

Selling and marketing expenses were $30.9 million and $23.7 million for the three months ended September 30, 2026 and 2025, respectively. The increase in selling and marketing expenses of $7.2 million is primarily attributable to Zusduri commercial activities, including higher brand marketing expenses, commercial personnel-related costs, as well as an increase in overall commercial operations costs.

General and Administrative Expenses

General and administrative expenses were $16.3 million and $13.9 million for the three months ended September 30, 2026 and 2025, respectively. The increase in general and administrative expenses of $2.4 million is primarily attributable to higher personnel-related costs, partially offset by lower legal costs.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $4.5 million and $4.6 million for the three months ended September 30, 2026 and 2025, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $0.1 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $4.8 million and $3.4 million for the three months ended September 30, 2026 and 2025, respectively. The increase in interest expense was primarily attributable to the additional borrowings of $75.0 million in connection with the Pharmakon refinancing of long-term debt in 2026, partially offset by a lower interest rate.

Interest and Other Income, Net

Interest and other income, net was $0.6 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively. The decrease in interest and other income, net was primarily due to lower cash and investment balances.

Comparison of the nine months ended September 30, 2026 and 2025

The following table sets forth our results of operations for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Revenue	$212,416	$71,951	$140,465
Cost of revenue	18,213	9,158	9,055
Gross profit	194,203	62,793	131,410
Operating expenses:
Research and development	58,897	52,793	6,104
Selling and marketing	95,965	73,659	22,306
General and administrative	51,164	42,089	9,075
Total operating expenses	206,026	168,541	37,485
Operating loss	(11,823)	(105,748)	93,925
Financing on prepaid forward obligation	(13,597)	(13,848)	251
Interest expense on long-term debt	(13,908)	(11,573)	(2,335)
Interest and other income, net	1,814	4,392	(2,578)
Loss before income taxes	(37,514)	(126,777)	89,263
Income tax expense	(1,873)	(353)	(1,520)
Net loss	$(39,387)	$(127,130)	$87,743

Revenue

Revenue was $212.4 million and $72.0 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in revenue of $140.4 million primarily reflects the volume of sales of Zusduri, which was launched late in the second quarter of 2025.

Cost of Revenue

Cost of revenue was $18.2 million and $9.2 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in cost of revenue of $9.0 million is primarily attributable to increased sales volumes, partially offset given that in periods prior to receiving FDA approval for Zusduri, we recognized inventory and related costs associated with the manufacture of Zusduri as research and development expenses. We expect this to continue to favorably impact cost of revenue into early 2027 as we deplete Zusduri inventories that we expensed prior to receiving FDA approval.

Research and Development Expenses

Research and development expenses were $58.9 million and $52.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in research and development expenses of $6.1 million is primarily attributable to increased clinical development costs related to UGN-103 and UGN-104, the PDUFA fee related to the submission of the UGN-103 NDA and increased development costs related to UGN-501, partially offset by the acquisition of UGN-501 in the first quarter of 2025, as well as the costs related to manufacturing of Zusduri which were recognized as research and development expenses in the first quarter of 2025 prior to receiving FDA approval in June 2025.

Selling and Marketing Expenses

Selling and marketing expenses were $96.0 million and $73.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in selling and marketing expenses of $22.3 million is primarily attributable to Zusduri commercial activities, including expansion of the sales force and higher brand marketing expenses, commercial personnel-related costs, as well as an increase in overall commercial operations costs.

General and Administrative Expenses

General and administrative expenses were $51.2 million and $42.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in general and administrative expenses of $9.1 million is primarily attributable to higher compensation expenses, and increased spending on third-party advisory services, including fees recognized in the first quarter of 2026 associated with the debt refinancing.

Financing on Prepaid Forward Obligation

Financing on prepaid forward obligation was $13.6 million and $13.8 million for the nine months ended September 30, 2026 and 2025, respectively. The measurement of financing on prepaid forward obligation is an accounting estimate under the "imputed interest method" of accounting (see Note 3 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report) which is affected by estimated future payments to RTW, which are based on a percentage of revenues. The decrease in financing on prepaid forward obligation of $0.2 million was driven primarily by changes in underlying assumptions for remeasuring the effective rate.

Interest Expense on Long-term Debt

Interest expense was $13.9 million and $11.6 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in interest expense was primarily attributable to the additional borrowings of $75.0 million in the first quarter of 2026 in connection with the Pharmakon refinancing of long-term debt, partially offset by a lower interest rate.

Interest and Other Income, Net

Interest and other income, net was $1.8 million and $4.4 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in interest and other income, net was primarily due to lower cash and investment balances.

Liquidity and Capital Resources

As of September 30, 2026, we had $90.5 million in cash and cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation, and is held primarily in U.S. dollars.

Through September 30, 2026, we funded our operations primarily through public equity offerings, private placements of equity securities and our funding arrangements with RTW and Pharmakon, and product sales.

ATM Sales Agreement

In December 2019, we entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”), pursuant to which we were able to, from time to time, offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million, to or through TD Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the-market offering.”

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

In November 2025, we amended the ATM Sales Agreement to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). Following the amendment, during the fourth quarter of 2025, we sold 1,370,962 ordinary shares pursuant to the ATM Prospectus for net proceeds to us of approximately $31.8 million after deducting sales commissions to TD Cowen of up to 3%. As of September 30, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

We have historically incurred losses since our inception and negative cash flows from our operations, and as of September 30, 2026, we had an accumulated deficit of $999.1 million. Our primary uses of capital are, and we expect will continue to be, commercialization activities, research and development expense, including third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expense and general and administrative costs.

We routinely evaluate our liquidity needs, including assessment of our current financial condition, sources of liquidity including current cash and cash equivalents and marketable securities and management’s cash flow projections. Our ability to continue as a going concern is expected to be impacted by our ability to produce cash inflows from Jelmyto and Zusduri product sales, the rate of physician and patient adoption of Zusduri and our ability to raise additional capital to fund our operations in the future. Based on our cash and cash equivalents and marketable securities as of September 30, 2026, together with management’s cash flow projections, we believe we have sufficient cash and cash equivalents to fund our operations beyond one year from the issuance of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report. If we are unable to generate sufficient cash inflows from Jelmyto and Zusduri product sales, we may need to raise additional capital in the future or reduce operating expenditures. There can be no assurances that we will be able to secure such additional financing on terms that are satisfactory to us, in an amount sufficient to meet our needs, or at all. In the event we are not successful in obtaining sufficient funding, this could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

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

In November 2019, we entered into a new lease agreement, dated effective October 31, 2019, for an office in Princeton, NJ. The lease commencement date was November 29, 2019, for a lease term of 38 months. In June 2022, we signed an amendment to our November 2019 lease agreement to extend the term for an additional three years through January 31, 2026. In August 2025, we signed an additional extension to our November 2019 lease agreement to extend the lease term through April 30, 2031. We concluded that the lease renewal option in the agreement is not reasonably certain to be exercised.

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

The total obligation for future minimum lease payments under our operating and finance leases is $3.6 million and $4.9 million, respectively, as of September 30, 2026. See Note 11 to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report for further information.

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

In August 2026, we entered into the IntraGel License Agreement under which we obtained (i) an exclusive option to obtain an exclusive, worldwide license to develop, commercialize and exploit IntraGel's TumoCure product, formulated with IntraGel's SRGel platform, for the treatment of advanced head and neck cancer, (ii) options to obtain exclusive, worldwide licenses to develop and commercialize additional products combining the SRGel platform with compounds we designate, and (iii) a non-exclusive  license to research and evaluate the SRGel platform. In connection with this agreement, we also entered into a Securities Purchase Agreement with IntraGel pursuant to which we agreed to invest up to $7.0 million in IntraGel's equity securities, of which we have invested $4.0 million to date.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(93,521)	$(124,119)
Investing activities	839	33,841
Financing activities	67,482	8,602
Net change in cash and cash equivalents	$(25,200)	$(81,676)

Operating Activities

Net cash used in operating activities was $93.5 million during the nine months ended September 30, 2026, compared to $124.1 million during the nine months ended September 30, 2025. The $30.6 million decrease was attributable primarily to a lower net loss in 2026 as compared to 2025, as well as timing of payments and accruals, partially offset by the timing of collections of accounts receivable and inventory purchases.

Investing Activities

Net cash provided by investing activities was $0.8 million during the nine months ended September 30, 2026, compared to $33.8 million during the nine months ended September 30, 2025. The decrease of $33.0 million primarily reflects larger maturities of marketable securities relative to the reinvestment of marketable securities in the prior year as compared to the nine months ended September 30, 2026.

Financing Activities

Net cash provided by financing activities was $67.5 million during the nine months ended September 30, 2026, compared to $8.6 million during the nine months ended September 30, 2025. The increase of $58.9 million is primarily attributable to proceeds from the 2026 Loan Agreement with Pharmakon in the first quarter of 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of September 30, 2026, we had $90.5 million in cash and cash equivalents and marketable securities. We invest our cash primarily in money market accounts, but from time to time may invest in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. If a 10% change in interest rates were to have occurred on September 30, 2026, this change would not have had a material effect on the fair value of our cash, cash equivalents and marketable securities as of that date.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2026 or 2025.

Foreign Currency Exchange Risk

The U.S. dollar is our functional and reporting currency. However, a significant portion of our operating expenses are incurred in New Israeli Shekels ("NIS"). As a result, we are exposed to the risk that the NIS may appreciate relative to the dollar, or, if the NIS instead devalues relative to the dollar, that the inflation rate in Israel may exceed such rate of devaluation of the NIS, or that the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation, if any, of the NIS against the dollar. For example, the dollar depreciated against the NIS during 2025 by approximately 12.5%. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future. If a 10% change in NIS-to-Dollar exchange rates were to have occurred during the nine months ended September 30, 2026, this change would not have had a material effect on our operating expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Jelmyto, Zusduri and our product candidates, if approved, will face significant competition from other technologies and our failure to compete effectively may prevent us from achieving significant market penetration.

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

•

We currently rely on third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto and Zusduri for commercial use, and to produce UGN-104 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-103, UGN-104 and UGN-501, if approved, or for any approved products that include UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, Zusduri, UGN-103, UGN-104 or UGN-501, or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

•

We have incurred significant losses and negative cash flows since our inception and may not generate positive or sufficient cash flows from operations in the future, which may have an adverse impact on our working capital, total assets, shareholders’ equity and our ability to service our indebtedness and commitments.

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

Risk Factors

You should carefully consider the following risk factors, as well as the other information in this Quarterly Report, before deciding whether to purchase, hold or sell our ordinary shares. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. When evaluating our business, you should consider all of the factors described as well as the other information in our Annual Report and this Quarterly Report, including our financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors.” We have marked with an asterisk (*) those risk factors that did not appear as risk factors in, or contain changes to, the similarly titled risk factors included in Item 1A of our Annual Report. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our ordinary shares would likely decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses and negative cash flows since our inception and may not generate positive or sufficient cash flows from operations in the future, which may have an adverse impact on our working capital, total assets, shareholders’ equity and our ability to service our indebtedness and commitments.*

We have historically incurred net losses in each period since we commenced operations in 2004, including net losses of $153.5 million and $126.9 million for the years ended December 31, 2025 and 2024, respectively. As of September 30, 2026, we had an accumulated deficit of $999.1 million. Our ability to ultimately achieve and sustain recurring revenues and profitability is dependent upon our ability to successfully commercialize our products and complete the development of our product candidates and obtain necessary regulatory approvals for and successfully manufacture, market and commercialize our product candidates, if approved.

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

If we are not able to generate sufficient cash flows from Jelmyto and Zusduri product sales to fund our operations, it may have an adverse impact on our working capital, total assets, shareholders’ equity and our ability to service our indebtedness.

Our future capital requirements depend on many factors, including:

•	the timing of, and the costs involved in, clinical development and obtaining regulatory approvals for our product candidates;

•	changes in regulatory requirements during the development phase that can delay or force us to stop our activities related to any of our product candidates;

•	the cost of commercialization activities for Jelmyto, Zusduri and any other products approved for sale, including marketing, sales and distribution costs;

•	our degree of success in commercializing Jelmyto and Zusduri;

•	the cost of third-party manufacturing of our product candidates and any approved products;

•	the number and characteristics of any other product candidates we develop or acquire;

•	our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements, and the terms and timing of such arrangements;

•	the extent and rate of market acceptance of any approved products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

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

We may require additional financing to fund our operations and achieve our goals, and a failure to obtain this capital when needed and on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.*

We are not profitable and have had negative cash flow from operations since our inception. Since our inception, almost all our resources have been dedicated to the nonclinical and clinical development of our commercial products Jelmyto and Zusduri. As of September 30, 2026, we had cash and cash equivalents and marketable securities of $90.5 million. To fund our operations, develop our product candidates and commercialize Jelmyto and Zusduri, we have relied primarily on equity and debt financings and revenue generated from sales of our approved products.

In December 2019, we entered into a sales agreement (the “ATM Sales Agreement”) with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) (“TD Cowen”), pursuant to which we were able to, from time to time, offer and sell our ordinary shares having an aggregate offering price of up to $100.0 million, to or through TD Cowen, acting as sales agent or principal, in any manner deemed to be an “at-the-market offering.”

In November 2025, we amended the ATM Sales Agreement to remove the aggregate offering price limit of $100.0 million and filed a registration statement on Form S-3 providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically (the “ATM Prospectus”). As of September 30, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

Covenants under our Prepaid Forward Contract with RTW restrict our ability to borrow additional capital.*

In March 2021, we entered into a prepaid forward agreement (the "Prepaid Forward Contract") with RTW, pursuant to which we are obligated to make tiered cash payments to RTW, based on the worldwide annual net product sales of Jelmyto, Zusduri and, subject to FDA approval, UGN-103 and UGN-104 (together, the “Products”), subject to an aggregate revenue cap of $300.0 million.

Until the earlier of such time that (i) our aggregate worldwide annual net product sales of the Products reach a certain threshold or (ii) our market capitalization reaches a certain threshold, (a) we have granted RTW a security interest in the Products and the regulatory approvals, intellectual property, material agreements, proceeds and accounts receivable related to the Products (the “Product Collateral”), (b) we are subject to a negative pledge in respect of the Product Collateral and (c) we may not incur additional indebtedness secured by Product Collateral without such secured debt provider entering into an intercreditor agreement with RTW. Upon the occurrence of an insolvency event, as defined in the Prepaid Forward Contract, any remaining payment obligations under the Prepaid Forward Contract will be automatically accelerated.

The Prepaid Forward Contract requires us to use a significant portion of our cash flow to make payments to RTW, limits our ability to borrow additional funds for working capital, capital expenditures or other general business purposes, limits our flexibility to plan for, or react to, changes in our business and industry, places us at a competitive disadvantage compared to our competitors not subject to similar restrictions and increases our vulnerability to the impact of adverse economic or industry conditions.

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

Additionally, our product revenues may be subject to seasonal fluctuations, which could adversely affect our quarterly operating results. Demand for our commercial products, Jelmyto and Zusduri, may fluctuate throughout the year due to seasonal factors, including patient treatment patterns, physician availability, holiday schedules, and the timing of medical procedures. For example, in prior years we have experienced a moderate decline in sales of Jelmyto revenue during the third quarter from the preceding quarter. We believe this result is primarily attributable to the nature of low-grade disease, which does not require immediate treatment and therefore we believe there is an impact in the summer months.

Because no drug has previously been approved by the FDA for the treatment of low-grade UTUC, it is difficult to estimate Jelmyto’s market potential and we have based our estimates on limited scientific literature or other research on incidence, prevalence and our commercialization experience to date. Similarly, Zusduri is the first FDA-approved non-surgical treatment for adult patients with recurrent low-grade intermediate risk NMIBC. The commercial success of Jelmyto and Zusduri depends on the extent to which patients and physicians accept and adopt them as a treatment, and we do not know whether our or others’ estimates in this regard will be accurate. For example, if the patient population suffering from low-grade UTUC is smaller than we estimate or if physicians are unwilling to prescribe or patients are unwilling to be treated with Jelmyto due to label warnings, adverse events associated with product administration or other reasons, the commercial potential of Jelmyto will be limited. Physicians may not prescribe Jelmyto and Zusduri, and patients may be unwilling to be treated with Jelmyto and Zusduri if coverage is not provided or reimbursement is inadequate to cover a significant portion of the cost. Additionally, any negative development for Jelmyto or Zusduri in our post-marketing commitments, or in regulatory processes in other jurisdictions, may adversely impact the commercial results and potential of Jelmyto and Zusduri. Thus, significant uncertainty remains regarding their commercial potential.

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

Prior to approval our drugs have been administered only to a limited number of patients and in limited populations in clinical studies. We do not know whether the results when a larger number of patients and a broader population are exposed to Jelmyto and Zusduri, including results related to safety and efficacy, will be consistent with the results from earlier clinical studies that served as the basis for their respective approval. New data, including from spontaneous adverse event reports and post-marketing studies in the United States, and other ongoing clinical studies to evaluate real-world experience and outcomes of patients in the United States may result in changes to the product label and may adversely affect sales, or result in withdrawal of our products from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications in other jurisdictions, or imposing post‑approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We have limited experience as an organization in marketing and distributing products and are therefore subject to certain risks in relation to the commercialization of Jelmyto, Zusduri and any of our product candidates that receive regulatory approval.*

Our strategy is to build and maintain a fully integrated biotechnology company to successfully execute the commercialization of Jelmyto and Zusduri in the United States. Jelmyto became available in the United States in June 2020 and Zusduri became available in the United States in June 2025. Our NDA for UGN-103 for the treatment of adults with recurrent low-grade intermediate risk NMIBC is presently under review by FDA with a PDUFA target action date of June 14, 2027. While we have established a commercial management team and have also established a field-based organization comprised of a sales team, reimbursement support team, clinical nurse educators, national account managers and medical science liaisons, we currently have limited experience commercializing pharmaceutical products as an organization. In order to successfully commercialize Jelmyto and Zusduri, we must continue to develop our sales, marketing, managerial, compliance and related capabilities or make arrangements with third parties to perform these services. This involves many challenges, such as recruiting and retaining talented personnel, training employees, setting the appropriate system of incentives, managing additional headcount and integrating new business units into an existing corporate infrastructure. These efforts will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully further develop these capabilities. Additionally, we will need to maintain and further develop our sales force, and we will be competing with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. In the event we are unable to effectively develop and maintain our commercial team, including our sales force, our ability to effectively commercialize Jelmyto and Zusduri would be limited, and we would not be able to generate product revenues successfully. If we fail to establish and maintain an effective sales and marketing infrastructure, we will be unable to successfully commercialize our product candidates, which in turn would have an adverse effect on our business, financial condition and results of operations.

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

The market opportunities for Jelmyto, Zusduri and our product candidates may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed.*

Cancer therapies are sometimes characterized as first-line, second-line or third-line. When cancer is detected early enough, first-line therapy, often chemotherapy, hormone therapy, surgery, radiotherapy or a combination of these, is sometimes adequate to cure the cancer or prolong life. Second- and third-line therapies are administered to patients when prior therapy is not or is no longer effective. For urothelial cancers, the current first-line standard of care is surgery designed to remove one or more tumors. Chemotherapy is currently used in treating urothelial cancer only as an adjuvant, or supplemental therapy, after tumor resection. We believe Zusduri may provide an alternative to surgery as the standard of care for adults with recurrent low-grade intermediate risk NMIBC. However, the market opportunity for Zusduri may be smaller than we anticipate or limited to those patients who are ineligible for established therapies or for whom prior therapies have failed. Our other or future product candidates, including UGN-103, UGN-104 and UGN-501, may face similar risks.

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

We are aware of several pharmaceutical companies that are developing drugs in the general fields of urology and uro-oncology, such as AstraZeneca, Aura Biosciences., Bristol Myers Squibb, CG Oncology, Eli Lilly and Company, enGene Holdings, Ferring Pharmaceuticals, Fidia Pharmaceuticals, GSK, ImmunityBio, ImmVira, ImPact Biotech, Johnson & Johnson, LIPAC Oncology, Merck, Pfizer, Prokarium, Protara Therapeutics, Relmada Therapeutics, Roche, Samyang Biopharma, Sustained Therapeutics, SURGE Therapeutics, Theralase Technologies, Trigone Pharma, Tyra Biosciences, and Vyriad. We are aware of the FDA's approval of treatments such as Ferring Pharmaceuticals' ADSTILADRIN, which was approved by the FDA for the treatment of high-risk BCG-unresponsive NMIBC in 2022, and Johnson & Johnson's INLEXZO, which was approved by the FDA for the treatment of adult patients with BCG-unresponsive NMIBC with carcinoma in situ, with or without papillary tumors in September 2025 and ImmunityBio’s ANKTIVA, which was expanded in October 2026 to indicate treatment in combination with Bacillus Calmette-Guérin (BCG), of adult patients with BCG-unresponsive NMIBC. We are also aware there are companies among this list conducting clinical trials in various phases in the same indications in which we are developing products. If we are unable to maintain patent protection for our products, our products may be subject to competition from FDA-approved generic entrants after the expiration of any regulatory exclusivity.

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

Our ability to market Jelmyto, Zusduri and any of our product candidates that receive regulatory approval is and will be limited to certain indications. If we want to expand the indications for which we may market our products, we will need to obtain additional regulatory approvals, which may not be granted.*

Jelmyto is indicated for adult patients with low-grade UTUC and Zusduri is indicated for adult patients with recurrent low-grade intermediate risk NMIBC. Our NDA for UGN-103 for the treatment of adults with recurrent low-grade intermediate risk NMIBC is presently under review by FDA with a PDUFA target action date of June 14, 2027. We are currently developing UGN-104 and UGN-501 for the treatment of various forms of urothelial cancer. The FDA and other applicable regulatory agencies will restrict our ability to market or advertise our products to the scope of the approved label for the applicable product and for no other indications, which could limit physician and patient adoption. We may attempt to develop and, if approved, promote and commercialize new treatment indications for our products in the future, but we cannot predict when or if we will receive the regulatory approvals required to do so. Failure to receive such approvals will prevent us from promoting or commercializing new treatment indications. In addition, we would be required to conduct additional clinical trials or studies to support approvals for additional indications, which would be time consuming and expensive, and may produce results that do not support regulatory approvals. If we do not obtain additional regulatory approvals, our ability to expand our business will be limited.

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

•	our ability to successfully complete the FDA requirements related to chemistry, manufacturing and controls for our product candidates, and if completed, their sufficiency to support an NDA;
•	the FDA’s timely acceptance of our INDs, for our product candidates and our inability to commence clinical trials in the United States without such IND acceptances;
•	the FDA’s acceptance of the design, size, conduct and implementation of our clinical trials, our trial protocols and the interpretation of data from nonclinical studies or clinical trials;
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

•	the FDA’s determination of safety and efficacy of our product candidates;
•	the prevalence and severity of adverse events associated with our product candidates;
•	the timely and satisfactory performance by third-party contractors of their obligations in relation to our clinical trials;
•	our success in educating physicians and patients about the benefits, risks, administration and use of our product candidates, if approved;
•	the availability, perceived advantages, relative cost, safety and efficacy of alternative and competing treatments for the indications addressed by our product candidates;
•	the effectiveness of our marketing, sales and distribution strategy, and operations, as well as that of any current and future licensees;
•	the FDA’s acceptance of the quality of our drug substance or drug product, formulation, labeling, packaging, or the specifications of our product candidates is sufficient for approval;
•	our ability to develop, validate and maintain a commercially viable manufacturing process that is compliant with current good manufacturing practice (cGMP);
•	the FDA’s acceptance of the manufacturing processes or facilities of third-party manufacturers with which we contract;
•	our ability to secure supplies for our product candidates to support clinical trials and commercial use;
•	our ability to manufacture or secure active ingredient, RTGel hydrogel, and finished product from third-party suppliers for product candidates, including UGN-103, UGN-104 and UGN-501, if approved;
•	our ability to obtain, maintain, protect and enforce our intellectual property rights with respect to our product candidates;
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

Before we can submit an NDA to the FDA or comparable applications to foreign regulatory authorities, we must conduct Phase 3 clinical trials, or a pivotal/registration trial equivalent, for each product candidate. After submission of an NDA, the FDA may raise additional questions on any data contained in the application. These questions may come in the form of information requests or in the NDA 74-day letter as review issues. We must address these questions during the review, but we do not know whether our responses will be acceptable to the FDA. We cannot assure you that the FDA will not decide to require us to perform additional clinical trials before approving, or as a condition of approving, NDAs for our product candidates.

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

Jelmyto, Zusduri or any of our product candidates may produce undesirable side effects that we may not have detected in our previous nonclinical studies and clinical trials or that are not expected with mitomycin treatment or inconsistent with catheter administration procedures. This could prevent us from gaining marketing approval or market acceptance for these product candidates, or from maintaining such approval and acceptance, and could substantially increase commercialization costs and even force us to cease operations.*

As with most pharmaceutical products, Jelmyto, Zusduri and our product candidates may be associated with side effects or adverse events that can vary in severity and frequency. Side effects or adverse events associated with the use of Jelmyto, Zusduri or any of our product candidates (or the administration of any of these approved or investigational products) may be observed at any time, including in clinical trials or once a product is commercialized, and any such side effects or adverse events may negatively affect our ability to obtain regulatory approval or market our product candidates. To date, in our nonclinical testing, Compassionate Use Program for Jelmyto, clinical trials and post-marketing experience, we have observed several adverse events and serious adverse events (SAEs), including ureteric obstruction, ureteral stenosis, inhibition of urine flow, rash, flank pain, kidney swelling, kidney infection, renal dysfunction, hematuria, fatigue, nausea, abdominal pain, dysuria, vomiting, urinary tract infection, urgency in urination and pain during urination. In addition, we have observed transient perturbation of laboratory measures of renal and hematopoietic function. In our clinical trials for Zusduri, the most common (≥ 10%) adverse reactions, including laboratory abnormalities, that occurred in patients were increased creatinine, increased potassium, dysuria, decreased hemoglobin, increased aspartate aminotransferase, increased alanine aminotransferase, increased eosinophils, decreased lymphocytes, urinary tract infection, decreased neutrophils, and hematuria. Serious adverse reactions occurred in 12% of patients who received Zusduri, including urinary retention (0.8%) and urethral stenosis (0.4%).

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

If we fail to comply with the regulatory requirements of the FDA or other applicable foreign regulatory authorities, or previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including the following:

•	suspension or imposition of restrictions on operations, including costly new manufacturing requirements;

•	regulatory agency refusal to approve pending applications or supplements to applications;

•	suspension of any ongoing clinical trials;

•	suspension or withdrawal of marketing approval;

•	an injunction or imposition of civil or criminal penalties or monetary fines;

•	seizure or detention of products;

•	bans or restrictions on imports and exports; or

•	issuance of warning letters or untitled letters.

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

If we are not successful in developing, receiving regulatory approval for and commercializing our nonclinical and clinical product candidates, our ability to expand our business and achieve our strategic objectives could be impaired.*

We plan to devote a substantial portion of our resources to the ongoing commercial launch of Zusduri for the treatment of adult patients with recurrent low-grade intermediate risk NMIBC and, if approved, the commercial launch of UGN-103. Another key element of our strategy is to discover, develop and commercialize a portfolio of products to serve additional therapeutic markets. We are seeking to do so through our internal research programs, but our resources are limited, and those that we have are geared towards clinical testing and seeking regulatory approval of our existing product candidates. We may also explore strategic collaborations for the development or acquisition of new products, but we may not be successful in entering into such relationships. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

We currently rely on third-party subcontractors and single-source suppliers for certain raw materials, compounds and components necessary to produce Jelmyto and Zusduri for commercial use, and to produce UGN-103, UGN-104 and UGN-501 for nonclinical studies and clinical trials, and expect to continue to do so to support commercial scale production of UGN-103, UGN-104 and UGN-501, if approved, or for any approved products that include UGN-501. There are significant risks associated with the manufacture of pharmaceutical products and contracting with contract manufacturers, including single-source suppliers. Furthermore, our existing third-party subcontractors and single-source suppliers may not be able to meet the increased need for certain raw materials, compounds and components that may result from our commercialization efforts. This increases the risk that we will not have sufficient quantities of Jelmyto, Zusduri, UGN-103, UGN-104 or UGN-501, or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.*

We currently rely on third-party subcontractors and suppliers for compounds and components necessary to produce Jelmyto and Zusduri for commercial use and UGN-103, UGN-104 and UGN-501 for our nonclinical studies and clinical trials, and expect to rely on third-party subcontractors and suppliers for commercial use for any of our drug candidates that receive regulatory approval. We currently depend on one or two third-party suppliers for (i) the mitomycin API for Jelmyto, Zusduri, UGN-103 and UGN-104; (ii) the lyophilized mitomycin contained in Jelmyto and Zusduri; (iii) the hydrogel contained in Jelmyto, Zusduri, UGN-103 and UGN-104; (iv) the lyophilized mitomycin contained in UGN-103 and UGN-104; and (v) UGN-501. Because there are a limited number of suppliers for the materials that we use to manufacture our products and product candidates, we may need to engage alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce Jelmyto and Zusduri for commercial sale and our product candidates for our clinical trials and their subsequent commercial sale, if approved. Even if we are able to engage alternate suppliers on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Jelmyto and Zusduri or any other approved products. We do not have any control over the availability of these compounds and components beyond our existing contractual arrangements. If we or our suppliers and manufacturers are unable to purchase these materials on acceptable terms, at sufficient quality levels, or in adequate quantities, if at all, the development and commercialization of our product candidates or any future product candidates, would be delayed or there would be a shortage in supply, which would impair our ability to meet our development objectives for our product candidates or generate revenues from the sale of Jelmyto and Zusduri or any other approved products.

Pursuant to our April 2026 supply agreement with TAPI NL B.V. ("TAPI"), we agreed to purchase from TAPI a specified, significant percentage of our commercial requirements for the mitomycin needed for our commercial products. If TAPI is unwilling or unable to supply us with our commercial requirements for mitomycin on a timely basis, we may source a qualified alternative mitomycin material from a third-party supplier for the affected shortfall quantities, subject to certain limitations set forth in the agreement. However, TAPI is currently our sole supplier of the mitomycin in our two commercial products, and there is uncertainty as to whether we would be able to source and qualify alternative mitomycin material from a third-party supplier on a timely basis. Accordingly, we are heavily dependent on TAPI for our commercial mitomycin requirements.

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

While we currently have over 12 months of bulk mitomycin API and/or Jelmyto and Zusduri finished product on hand to continue our commercial and clinical operations as planned, we may face such delays or costs in future years. Although we believe we have sufficient quantities of bulk mitomycin API for planned manufacturing operations through 2027, a prolonged supply interruption of certain components could adversely affect our ability to conduct commercialization activities and planned clinical trials. If any third party in our supply or distribution chain for materials or finished product is adversely impacted by restrictions resulting from pandemics, epidemics or public health emergencies or other disruptions caused by the outbreak of war, terrorist attacks or other acts of hostility, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Jelmyto and Zusduri for commercial sales and our product candidates for our clinical trials and research and development operations.

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

We currently use single source suppliers relative to production of components of our products and product candidates, the ureteral catheter and injector which are required to be used in the delivery of Jelmyto and the urinary catheter used in the delivery of Zusduri. We are assessing additional suppliers regarding certain components of Jelmyto and Zusduri and are advancing these conversations as a means to ensure both additional suppliers and potential future reductions in cost of revenues. However, there can be no assurance that we will be able to secure any additional suppliers for these key components on a timely basis, on favorable terms, or at all.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, and our business depends on a global supply chain for the development, manufacture, and shipment of Jelmyto and Zusduri, and for the advancement of the development of our nonclinical and clinical product candidates. There is inherent risk, based on the complex relationships among the United States and the foreign countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

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

The ongoing trade tensions between the United States and other jurisdictions have resulted in multiple rounds of tariffs and anticipated tariffs affecting pharmaceuticals and pharmaceutical ingredients, including finished drug products, manufacturing equipment, and related supplies. Such tariffs may significantly increase our costs. In April 2026, the United States imposed tariffs on certain patented pharmaceuticals and associated ingredients, effective September 29, 2026. Under September 2026 guidance issued by the U.S. Department of Commerce’s Bureau of Industry and Security, Jelmyto qualifies for a 0% tariff rate based on its orphan drug status and country of origin. A 15% tariff applies to imports of mitomycin used in Zusduri, increasing our costs. Exemptions and preferential rates depend on the imported article, its country of origin and other applicable requirements. These tariffs may adversely affect our gross margins and results of operations. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should our costs rise significantly due to tariffs, it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources may require several months to years and substantial investment and regulatory approvals, and in some cases, alternate suppliers may not be available due to the proprietary technology of the supplier (as in the case of UGN-103 and UGN-104). Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

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

We will need to continue to increase the size of our organization. If we fail to manage our growth effectively, our business could be disrupted.*

As of September 30, 2026, we had 300 employees, of whom 42 are based in Israel and 258 are based in the United States. We will need to continue to expand our development, quality, managerial, operational, finance, marketing, sales and other resources to manage our operations and clinical trials, continue our development activities and commercialize our products and product candidates, if approved. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our expansion strategy requires that we:

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

A pandemic, epidemic or other public health emergencies poses the risk that we or our employees, contractors, suppliers, customers, and other partners may be prevented from conducting certain business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. For example, COVID-19 and mitigation measures to slow its spread had an adverse impact on global economic conditions. While it is not possible at this time to estimate the impact that any such pandemic, epidemic or other public health emergency could have on our business, if such an event were to occur, it could have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The measures that may be taken by various governments, in response to a pandemic, epidemic or other public health emergency could disrupt the supply chain of material needed for our product candidates and our approved products, Jelmyto and Zusduri, interrupt healthcare services, delay coverage decisions from Medicare and third-party payors, delay ongoing and planned clinical trials involving our product candidates, curtail access to hospitals, surgery centers, clinics, healthcare providers and pharmacies by our sales force and have a material adverse effect on our business, financial condition and results of operations.

To the extent any future pandemics, epidemics or public health emergencies adversely affect our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of this report.

Certain of our clinical trials and other significant operations (including our Israeli corporate office and contract manufacturer) are located outside of the United States and, therefore, our results may be adversely affected by geopolitical, economic and military conditions.*

Certain of our clinical trials operate outside the United States and certain of our research and development facilities and key vendors and suppliers are located in Israel. If any of these current or future trials or the related facilities or our vendors' and suppliers' facilities in Israel were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, pandemics, power outages or otherwise, or if performance of our clinical trials are disrupted for any other reason, such an event could cause significant development and product delays. If we experience delays in achieving our development objectives within a timeframe that meets our prospective customers’ expectations, our business, prospects, financial results and reputation could be harmed.

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

We seek patent protection for our approved products, product candidates, and proprietary technologies. We rely on a broad collection of intellectual property comprised of owned, co-owned, and in-licensed patents, patent applications, trade secrets, know-how, and trademarks, covering our proprietary RTGel technology, the pharmaceutical compositions, methods of use and manufacturing aspects of our product candidates. In the United States, we have listed three patents for Jelmyto in the FDA’s Orange Book, all of which are set to expire in January 2031. We have five FDA listed patents for Zusduri, four of which are also set to expire in January 2031 and one in July 2044. We also own, co-own or exclusively license patents and pending patent applications relating to UGN-103, UGN-104, and UGN-501, including rights directed to pharmaceutical compositions, formulations, and methods of use. Across our owned, co-owned, and exclusively licensed portfolio, we have approximately 241 granted patents and 61 pending patent applications worldwide. Our issued patents are set to expire between 2030 and 2044, and our pending applications, if issued, are expected to expire between 2032 and 2046.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for Jelmyto, Zusduri or our product candidates, we may be open to competition from generic versions thereof. For example, we received a Paragraph IV Certification Notice Letter from Teva in February 2024, providing notification that Teva submitted an ANDA to the FDA seeking approval to manufacture, use or sell a generic version of Jelmyto. See Part II, Item 1. Legal Proceedings for additional discussion. If we are unable to maintain patent protection for Jelmyto or Zusduri, they will be subject to immediate competition from generic entrants after regulatory exclusivity expires for Jelmyto in April 2027 and Zusduri in June 2028. Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

If we are unable to protect our trademarks from infringement, our business prospects may be harmed.*

We have registered trademarks (Jelmyto®, RTGel®, Zusduri® and UroGen®) that identify our branding elements, such as Jelmyto and Zusduri and our unique technology in the United States, Europe, Israel, Japan and China. Although we take steps to monitor the possible infringement or misuse of our trademarks, it is possible that third parties may infringe, dilute or otherwise violate our trademark rights. Any unauthorized use of our trademarks could harm our reputation or commercial interests. In addition, our enforcement against third-party infringers or violators may be unduly expensive and time-consuming, and the outcome may be an inadequate remedy.

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with certain pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by establishing Most-Favored-Nation pricing for pharmaceutical products and launching an online clearinghouse for patients to purchase certain products from manufacturers on a cash pay basis; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing (“GLOBE”) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (“GUARD”) Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

We maintain workers' compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries with policy limits that we believe are customary for similarly situated companies and adequate to provide us with coverage for foreseeable risks. Although we maintain such insurance, this insurance may not provide adequate coverage against potential liabilities. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

It may be difficult for us to profitably sell our products and product candidates that receive regulatory approval if coverage and reimbursement for these products is limited by government authorities and/or third-party payor policies.*

In addition to any healthcare reform measures which may affect reimbursement, market acceptance and sales of Jelmyto, Zusduri and our product candidates, if approved, will depend on the coverage and reimbursement policies of third-party payors, like government authorities, private health insurers, and managed care organizations. Third-party payors decide which medications they will cover and separately establish reimbursement levels. CMS has established a permanent and product-specific J-code for Jelmyto that took effect on January 1, 2021. Our existing pass-through status was set to expire in the fourth quarter of 2023. However, CMS granted Jelmyto a New Technology APC, effective from October 1, 2023. A service is paid separately under a New Technology APC until sufficient claims data have been collected to allow CMS to assign the procedure to a clinical APC group that is appropriate in clinical and resource terms. This generally occurs within two to three years from the time a new HCPCS code becomes effective. However, if CMS is able to collect sufficient claims data in less than two years, CMS may consider reassigning the service to an appropriate APC, or, if CMS does not have sufficient data at the end of three years upon which to base its reassignment to an appropriate clinical APC, CMS may keep the service in a New Technology APC until adequate data become available. Loss of our New Technology APC may result in Medicare beneficiaries losing access to Jelmyto in the hospital outpatient setting and Jelmyto becoming packaged into a comprehensive APC.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Government and other third-party payors are increasingly challenging the prices charged for health care products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs. Although our experience to date has demonstrated coverage for Jelmyto, we cannot be sure that adequate coverage will be available for Zusduri or our product candidates, if approved, or, if coverage is available, the level of reimbursement will be adequate to make our products affordable for patients or profitable for us. In addition, if inflation or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers due to the process by which healthcare providers are reimbursed for our product candidates.

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

Reimbursement may impact the demand for, and/or the price of, any product for which we obtain marketing approval. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of the cost of our products. Moreover, for products administered under the supervision of a physician, obtaining and maintaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Therefore, coverage and adequate reimbursement are critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, such as Zusduri, and coverage may be more limited than the purposes for which the drug is approved by the FDA or applicable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution.

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

Although we have obtained written policy coverage in commercial plans as well as coverage for government plans for Jelmyto to date, we cannot be sure that adequate coverage or reimbursement will continue to be available for Jelmyto, or be available for Zusduri or any of our product candidates, if approved. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize Jelmyto, Zusduri or our product candidates, or achieve profitability at all, even if approved. Additionally, coverage policies and reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, beginning on January 1, 2023, manufacturers began to be required to pay quarterly refunds to CMS for discarded amounts of single-dose container and single-use package drugs covered under Medicare Part B. Rebates will generally be based on the discarded volume above 10% of the total allowed amount. CMS has been receptive to evaluating the feasibility of the 10% threshold, and where appropriate, has modified the discarded volume threshold accordingly. In unique circumstances, CMS will increase the applicable threshold to 35%. At this time, CMS has determined that Jelmyto and Zusduri fit within this unique circumstance classification. We do not expect Zusduri to exceed the applicable 35% threshold. If we are unable to obtain and maintain sufficient third‑party coverage and adequate reimbursement for our products, the commercial success of our products may be greatly hindered and our financial condition and results of operations may be materially and adversely affected.

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

Future equity offerings could result in future dilution and could cause the price of our ordinary shares to decline.*

In order to raise additional capital, we may in the future offer additional ordinary shares or other securities convertible into or exchangeable for our ordinary shares at prices that we determine from time to time, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. We may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. In November 2025, we filed the ATM Prospectus providing for the offer and sale of ordinary shares pursuant to the ATM Sales Agreement having an aggregate offering price of up to $75.0 million, which became effective automatically. As of September 30, 2026, the remaining capacity under the ATM Prospectus was approximately $42.4 million.

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

The effects of hostilities involving Israel are difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. For example, these events may be intertwined with wider macroeconomic factors relating to a deterioration of Israel’s economic standing that may involve, for instance, a downgrade in Israel’s credit rating and outlook by rating agencies. Furthermore, political uprisings, social unrest and violence in various countries in the Middle East may affect stability in the region.

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

Further, our operations could be disrupted by the obligations of our employees to perform military service. Some of our employees in Israel may be military reservists, and may be called upon to perform military reserve duty for periods ranging from several days to several weeks per year (and in some cases more) until they reach the age of 40 (and in some cases, older) and, in the event of a military conflict, may be called to active duty for extended periods of time. For example, following October 7, 2023, the Israeli Defense Forces called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

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

It may be difficult to enforce a judgment of a U.S. court against us and our officers and directors in Israel or the United States, to assert U.S. securities laws claims in Israel or to serve process on our officers and directors.*

We are incorporated in Israel. A judgment obtained against us or any of our officers and directors who reside outside of the United States, including a judgment based on the civil liability provisions of U.S. federal securities laws, may not be collectible in the United States. Moreover, Israeli courts might not enforce judgments rendered outside Israel, which may make it difficult to collect on judgments rendered against us or such persons. It also may be difficult to effect service of process on these persons within the United States. Additionally, it may be difficult to initiate an action with respect to U.S. securities laws in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact by expert witnesses, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law.

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

Risks Related to Our Management and Employees

We depend on our executive officers and key clinical, technical and commercial personnel to operate our business effectively, and we must attract and retain highly skilled employees in order to succeed.*

Our success depends upon the continued service and performance of our executive officers who are essential to our growth and development. The loss of one or more of our executive officers could delay or prevent the continued successful implementation of our growth strategy, could affect our ability to manage our company effectively and to carry out our business plan, or could otherwise be detrimental to us. As of September 30, 2026, we had 300 employees. Therefore, knowledge of our product candidates and clinical trials is concentrated among a small number of individuals. Members of our executive team as well as key clinical, scientific, technical and commercial personnel may resign at any time and there can be no assurance that we will be able to continue to retain such personnel. If we cannot recruit suitable replacements in a timely manner, our business will be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

On  August 25, 2026, Stuart Holden, a director of our Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, to sell up to 50,000 ordinary shares. The trading plan expires on  November 22, 2028.

On  August 28, 2026, Arie S. Belldegrun, a director of our Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, to sell up to 120,000 ordinary shares. The trading plan expires on  October 29, 2027.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Amended and Restated Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 23, 2026).

10.1	UroGen Pharma Ltd. 2019 Inducement Plan, as amended.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

UroGen Pharma Ltd.

November 4, 2026	By:	/s/ Elizabeth Barrett
Elizabeth Barrett
Chief Executive Officer (Principal Executive Officer)

November 4, 2026	By:	/s/ Chris Degnan
Chris Degnan
Chief Financial Officer (Principal Financial and Accounting Officer)